Form 10-Q
period 1995-03-31
PUBLICKER INDUSTRIES INC
filed 1995-05-15
CIK 81050

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                         _________________

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-3315

                    PUBLICKER INDUSTRIES INC.
      (Exact name of registrant as specified in its charter)

    Pennsylvania                                23-0991870
 (State of incorporation)              (I.R.S. Employer Identification No.)

    1445 East Putnam Avenue, Old Greenwich, Connecticut 06870
             (Address of principal executive offices)

                          (203) 637-4500
       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No      .


Number of shares of Common Stock outstanding as of March 31, 1995: 14,725,910



                    PUBLICKER INDUSTRIES INC.
                    AND SUBSIDIARY COMPANIES

               CONSOLIDATED BALANCE SHEETS AS OF
              MARCH 31, 1995 AND DECEMBER 31, 1994


                                                            March 31,
December 31,
                                                              1995        1994
                                                                (unaudited)
                                                                   (in
thousands of dollars)
                                                                  ASSETS
Current assets:
 Cash, including short-term investments of $6,399 in 1995 and $5,740 in 1994
$    6,721     $    6,274
 Trade receivables, less allowance for doubtful accounts (1995 - $343; 1994 -
 $386)       11,393         10,838
 Inventories                                                     9,692
   9,061
 Net assets of discontinued operations                           446       2,510
 Other                                                           1,125
 825
  Total current assets                                           29,377
29,508

Property, plant and equipment:
 Land                                                            398       398
 Buildings                                                       2,330
 2,330
 Machinery and equipment                                         7,657
   7,207
 Less - accumulated depreciation                                 (3,409)
 (3,091)
                                                                 6,976
6,844

Goodwill                                                         8,491
8,561
Other assets                                                     1,507
1,517
                                                           $     46,351    $
46,430

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt                      $     7,657
$    7,657
 Trade accounts payable                                          5,826
   6,539
 Accrued liabilities                                             9,885
8,532
  Total current liabilities                                      23,368
22,728

Long-term debt                                                   9,468
9,780
Other non-current liabilities                                    15,998
16,538
  Total liabilities                                              48,834
49,046

Shareholders' equity
 Common shares, $0.10 par value,
 Authorized, 30,000,000 shares
 Issued - 15,270,937 shares in 1995 and 14,950,937 in 1994       1,527
   1,495
 Additional paid-in capital                                      42,319
41,942
 Accumulated deficit (since January 1, 1984)                     (42,438)
(42,441)
 Common shares held in treasury, at cost - 545,027 shares in 1995 and 418,837
shares in 1994        (3,891)        (3,612)
  Total shareholders' equity                                     (2,483)
(2,616)
                                                           $     46,351
$    46,430

                       PUBLICKER INDUSTRIES INC.
                       AND SUBSIDIARY COMPANIES

               CONSOLIDATED STATEMENTS OF INCOME (LOSS)
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (unaudited)


                                                    Three Months Ended
                                                          March 31,
                                                          1995      1994*
                                                 (in thousands except per
share data)

Net sales                                            $        19,902  $
 18,322

Costs and expenses:
  Cost of sales                                                      14,596
     14,317
  Selling expenses                                             1,506
 1,502
  General and administrative expenses                     2,987         2,487
                                                         19,089        18,306
Income (loss) from operations                               813            16

Other (income) expenses:
  Interest income                                                (86)
     (58)
  Interest expense                                               579
   778
  Cost of pensions - nonoperating                           192           220
  Legal settlements and costs                               125            75
                                                            810         1,015

Income (loss) from continuing operations                                    3
                   (999)

Income (loss) from discontinued operations                    -           188
  Net income (loss)                            $              3  $       (811)

Earnings (loss) per common share:
  Continuing operations                        $              -  $       (.07)
  Discontinued operations                                     -           .01
                                               $              -  $       (.06)

Weighted average common shares outstanding           14,664,858    14,519,100


* Restated for discontinued operations (Note 2).

                       PUBLICKER INDUSTRIES INC.
                       AND SUBSIDIARY COMPANIES

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1995
              (in thousands of dollars except share data)
                              (unaudited)


Accumulated
                                                    Common Shares
   Additional             Deficit              Common             Share-
                                         Shares
Paid-in                Since             Treasury            holders'
                                         Issued         Amount
Capital                1-1-84           Shares (1)            Equity

Balance - December 31, 1994   14,950,937      $   1,495      $  41,942
$ (42,441)          $  (3,612)       $     (2,616)
Issuance of Common Shares        320,000             32            377
          -                   -                 409
Repurchase of Common Shares            -              -              -
          -                (279)               (279)
Net Income                     -                -              -

          3                   -                   3
Balance - March 31, 1995      15,270,937      $   1,527      $  42,319
  $ (42,438)          $  (3,891)         $   (2,483)


(1) Represents 545,027 and 418,837 of common shares held in treasury at March 31, 1995 and December 31, 1994, respectively.



                        PUBLICKER INDUSTRIES INC.
                         AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                               (unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                         1995
  1994*
                                                           (in thousands of
dollars)
Cash flows from operating activities:
  Income (loss) from continuing operations        $              3 $
(999)
  Adjustments to reconcile income (loss) to net cash provided by
    (used in) continuing operations:
     Depreciation and amortization                             441           382
     Provision for doubtful accounts                            21            29
     Changes in operating assets and liabilities:
       Decrease (increase) in trade receivables               (576)
     (1,054)
       Decrease (increase) in inventories                     (631)
      (561)
       Decrease (increase) in other current assets                 (300)
           (650)
       Decrease (increase) in other assets                     (12)
         4
       Increase (decrease) in trade accounts payable               (713)
             569
       Increase (decrease) in accrued liabilities            1,353         1,060
       Increase (decrease) in other non-current liabilities
      (540)                               (42)
          Net cash provided by (used in) continuing operations
      (954)                            (1,262)

  Income (loss) from discontinued operations                     -           188
  Adjustments to reconcile income to net cash provided by (used in)
     discontinued operations:
       Decrease (increase) in net assets of discontinued operations
                     (176)                              (113)
          Net cash provided by (used in) discontinued operations
           (176)                                 75
          Net cash provided by (used in) operating activities
         (1,130)                                                (1,187)

Cash flows from investing activities:
  Proceeds from sale or other disposition of discontinued operations (net)
             2,240                                          556
  Capital expenditures
(450)                       (701)
          Net cash provided by (used in) investing activities
     1,790                               (145)

Cash flows from financing activities:
  Repayments of term and revolving loan financing             (343)
       -
  Proceeds from the issuance of common shares                  130
     2
          Net cash provided by (used in) financing activities
(213)                 2


Net increase (decrease) in cash                                447
(1,330)
Cash - beginning of period                                              6,274
                             11,675
Cash - end of period                                    $                  6,721
     $                       10,345

* Restated for discontinued operations (Note 2).



Note 1 - BASIS OF PRESENTATION

  The accompanying unaudited consolidated condensed financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Publicker Industries Inc. and subsidiary companies as of March 31, 1995 and the results of their operations and their cash flows for the three months ended March 31, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Certain prior period amounts have been reclassified to conform with the 1995 presentation.

Cash Flow Information
  Cash paid for interest during the three months ended March 31, 1995 and 1994 was approximately $64,000 and zero, respectively. No cash was paid for income taxes during the three months ended March 31, 1995 and 1994.

Net Income (Loss) Per Common Share
  Net income (loss) per common share is computed using the weighted average number of outstanding common shares during each period. The effect of stock options and warrants on the computations for 1995 and 1994 were not included as they were antidilutive.

Note 2 - DISCONTINUED OPERATIONS

  During 1994 and early 1995, the Company undertook the sale or other disposition of several of its businesses. In March 1994, the Company sold substantially all the assets of Douglas-Randall, Inc. ("DRI") and subsequently collected its accounts receivable for an aggregate proceeds of approximately $831,000. In October 1994, the Company sold Chatas Glass Company, Inc. ("CGC") and subsequently collected its accounts receivable for an aggregate proceeds of approximately $290,000. On January 31, 1995, the Company sold substantially all the assets of Associated Testing Laboratories, Inc. ("ATL") for $2,240,000 cash, plus the assumption of certain liabilities. As a result, ATL has been reflected as discontinued operation together with DRI, CGC and operations previously shut down. The 1994 interim consolidated financial statements have been restated to also reflect ATL as a discontinued
operation.   In connection with the Company's plans to sell or otherwise dispose of certain businesses, during 1993 the Company recorded a provision for disposition of $1,800,000 to reduce the net assets of discontinued operations to their estimated net realizable values and to accrue for anticipated phase-out period losses. As of March 31, 1995 and December 31, 1994, the Company's net investment in its discontinued operations was included in current assets.

Note 3 - INVENTORIES

  Inventories at March 31, 1995 and December 31, 1994, consisted of the following:

                                  March 31,    December 31,
                                             1995           1994
                                                     (in thousands)

  Raw materials and supplies             $  5,648        $ 5,058
  Work in process                           1,555          1,818
  Finished goods                            2,489          2,185
                                          $ 9,692         $9,061


Note 4 - INCOME TAXES

  As of March 31, 1995, approximately $105,000,000 of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1995 through 2010, were available to offset future taxable income. In addition, approximately $1,600,000 of unused investment tax credits were available to offset future federal income taxes payable through 2001. As a result of a corporate revaluation during 1984, tax benefits resulting from the utilization in subsequent years of net operating losses and other investment tax credit carryforwards existing as of the date of the corporate revaluation will be excluded from the results of operations and directly credited to additional paid-in capital when realized. As of March 31, 1995, approximately $30,000,000 of the Company's U.S. tax loss carryforwards and approximately $1,600,000 of unused investment tax credits predated the corporate revaluation.

  As of March 31, 1995, deferred tax assets of approximately $39,000,000 relating to the tax benefit of the Company's U.S. tax loss carryforwards of approximately $105,000,000 and unused investment tax credits of approximately $1,600,000 were offset by a full valuation allowance. As of March 31, 1995, approximately $12,000,000 of deferred tax assets predated the corporate revaluation. Subsequent adjustments to the valuation allowance with respect to such deferred tax assets would be directly credited to additional paid-in capital.

Note 5 - ENVIRONMENTAL LITIGATION

  As more fully discussed under Legal Proceedings (and environmental matters included therein) included elsewhere in this Form 10-Q, on December 19, 1990, the United States Environmental Protection Agency (the "EPA") commenced an action in the United States District Court, Eastern District of Pennsylvania, against the Company and two other parties. In the complaint, the EPA alleged that it has spent more than $22 million in conducting environmental response activities at a Philadelphia, Pennsylvania facility previously owned by the Company. The complaint seeks recovery of amounts already spent at the facility including interest and enforcement costs and a declaratory judgement that the Company is liable for any further clean-up costs. In May 1993, the Commonwealth of Pennsylvania Department of Environmental Resources ("PADER") intervened in this litigation. PADER's complaint seeks reimbursement of past response costs alleged to be approximately $1,300,000, future response costs incurred in connection with cleaning-up the facility and a declaratory judgement as to the Company's liability for those costs. The Company has asserted defenses to liability and has asserted a counterclaim against the federal government. In addition, the Company has notified various of its current and former insurers of this action, though it can not yet be determined whether all or any portion of its costs of defending this action and any damages may be recovered through insurance.

  The Company has been engaged in settlement discussions with the EPA since early 1991 and with PADER since 1993. On December 20, 1994, the Company entered into an Agreement in Principle to settle the litigation between the Company and the EPA. The Company previously recorded a liability of $14,350,000 in the fourth quarter of 1993 to cover the estimated costs of settling this litigation. As of March 31, 1995, $4,500,000 of this liability is included in accrued liabilities and $9,840,000 is included in other non-current liabilities. Settlement discussions with the Commonwealth of Pennsylvania are continuing. The settlement of this litigation will only become final upon the entry by the Court of approved Consent Decrees. Under the terms of the EPA agreement in principle, on April 10, 1995, the Company funded, a $4.5 million Court administered escrow account which will be turned over to the EPA when a Consent Decree, embodying the terms of the agreement in principle, is entered by the Court. Upon entry of the Consent Decree, the Company will make another payment to the EPA of $4.5 million, plus interest. Further payments totaling $4,350,000, plus interest, will be made to the EPA over a six year period following the entry of the Consent Decree.

  The Company believes that it has sufficient liquidity to comply with the anticipated settlement terms of this environmental litigation and to enable the Company to continue to meet its obligations to pay principal and interest in connection with its subordinated notes as well as meet its operating cash
requirements.   The resolution of the EPA litigation represents a significant development for the Company which will greatly increase the Company's flexibility in expanding its existing businesses as well as potentially acquiring businesses. In connection with its subordinated notes, on December 15, 1995, the Company will be required to make a sinking fund payment of $7,500,000 and a final sinking fund payment of $7,500,000 will be required on December 15, 1996. The Company expects to fund such sinking fund payments and the long-term payments required in connection with the settlement of the environmental litigation from its available cash resources, cash provided by operations, refinancing or restructuring of existing debt or in conjunction with the issuance of new debt securities and, if necessary, the sale of one or more of its subsidiary companies. There can be no assurance that the foregoing debt restructuring or refinancing efforts will be successful.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            THREE MONTHS ENDED MARCH 31, 1994 AND 1993

     Agreement in Principle to Settle EPA Litigation
     The Company has been engaged in settlement discussions with the United States Environmental Protection Agency (the "EPA") since early 1991 and with the Commonwealth of Pennsylvania Department of Environmental Resources ("PADER") since 1993, in connection with an action in the United States District Court, Eastern District of Pennsylvania, against the Company. In the complaint, the EPA alleged that it has spent more than $22 million in conducting environmental response activities at a Philadelphia, Pennsylvania facility previously owned by the Company. The complaint seeks recovery of amounts already spent at the facility including interest and enforcement costs and a declaratory judgement that the Company is liable for any further clean-up costs. In May 1993, PADER intervened in this litigation. PADER's complaint seeks reimbursement of past response costs alleged to be approximately $1,300,000, future response costs incurred in connection with cleaning-up the facility and a declaratory judgement as to the Company's liability for those costs. On December 20, 1994, the Company entered into an Agreement in Principle to settle the litigation between the Company and the EPA. The Company recorded a liability of $14,350,000 in the fourth quarter of 1993 to cover the estimated costs of settling this litigation. Settlement discussions with PADER are continuing. The settlement of this litigation will become final only upon the entry by the Court of approved Consent Decrees. Reference is made to Part II Item 1 - Legal Proceedings for additional information on this matter. The resolution of the EPA litigation represents a significant development for the Company which will greatly increase the Company's flexibility in expanding its existing businesses as well as potentially acquiring additional businesses.

     Operating Results
     Publicker's consolidated sales of $19,902,000 for the first quarter of 1995 increased by approximately 9% from $18,322,000 for the first quarter of 1994. For the first quarter of 1995, cost of sales of $14,596,000 increased by approximately 2% from $14,317,000 for the same period of 1994. The gross profit improvement was principally due to increased operating efficiencies within the manufacturing segment.

     Selling expenses increased slightly to $1,506,000 for the first quarter of 1995 compared to $1,502,000 for the same period in 1994. General and administrative expenses for the first quarter of 1995 increased by approximately 20% to $2,987,000 from $2,487,000 for the first quarter of 1994. The increase in general and administrative expenses primarily relates to increased employee benefit expenses.

     The Company's income from operations for the first quarter of 1995 totalled $813,000 compared to $16,000 for the first quarter of 1994. The Company reported net income of $3,000 ($.00 per share) for the first quarter of 1994 compared to a net loss of $811,000 ($.06 per share) for the first quarter of 1994. The 1995 first quarter results included cost of pensions non-operating of $192,000 and legal settlements and costs of $125,000. The 1994 first quarter results included cost of pensions non-operating of $220,000, legal settlements and costs of $75,000 and income from discontinued operations of $188,000.

     Interest income increased to $86,000 for the first quarter of 1995 compared to $58,000 for the same period in 1994, due to higher interest \ rates. Interest expense decreased to $579,000 for the first quarter of 1995 compared to $778,000 for the same period in 1994, due to the repurchase or redemption of $7.4 million of 13% Subordinated Notes in 1994.


     Sales for the Company's manufacturing segment (which includes the operations of four subsidiary companies:
Bright Star Industries, Inc., Fenwal Electronics, Inc., Greenwald Industries, Inc. and Masterview Window Company, Inc.) for the first quarter of 1995 increased by approximately 8% to $17,170,000 compared to sales of $15,849,000 for the first quarter of 1994. Income from operations for this segment increased by approximately 126% to $1,786,000 for the first quarter of 1995 compared to $789,000 for the same period in 1994, primarily due to increased labor efficiencies at each of the Company's manufacturing businesses.

     Sales for the Company's services segment (which consists of one subsidiary company: Orr-Schelen-Mayeron & Associates, Inc.) increased by approximately 10% to $2,732,000 for the first quarter of 1995 compared to $2,473,000 for the first quarter of 1994. Despite the sales gain, the segment experienced a loss from operations for the first quarter of 1995 of $11,000 compared to income from operations of $101,000 for the same period in 1994. The decrease is principally due to operating inefficiencies.

     In March 1994, the Company sold substantially all the assets of Douglas-Randall, Inc. and subsequently collected its accounts receivable for aggregate proceeds of approximately $831,000. In October 1994, the Company sold Chatas Glass Company, Inc. and subsequently collected its accounts receivable for an aggregrate proceeds of approximately $290,000. On January 31, 1995, the Company sold substantially all the assets of Associated Testing Laboratories, Inc. for $2,240,000 cash, plus the assumption of certain liabilities. The foregoing companies have been reflected in the consolidated financial statements as discontinued operations. As of March 31, 1995, the carrying value of net assets of discontinued operations totaled $446,000.

Liquidity

     During the first quarter of 1995, cash, including short-term investments, increased by $447,000. Operating activities consumed cash of $1,130,000 while investing activities provided cash of $1,790,000 and financing activities consumed cash of $213,000. Operating activities principally consisted of an increase in operating assets and liabilities of $1,419,000 offset by depreciation and amortization of $441,000. Investing activities consisted of proceeds of $2,240,000 from the sale of Associated Testing Laboratories, Inc., offset by capital expenditrues of $450,000. Financing activities consisted of repayments of term loan and capital equipment financings of $343,000 offset by proceeds from the issuance of common shares upon exercise of stock options of $130,000. As of March 31, 1995, the Company's cash, including short-term investments, amounted to $6,721,000 as compared to $6,274,000 as of December 31, 1994.

     As previously discussed, the Company has entered into an Agreement in Principle to settle litigation between the Company and the EPA. In addition, settlement discussions with PADER are continuing. The Company recorded a liability of $14,350,000 in the fourth quarter of 1993 to cover the estimated costs of settling this litigation. The Company believes it has sufficient liquidity to comply with the anticipated settlement terms of its environmental litigation and to enable the Company to continue to meet its obligations to pay principal and interest in connection with its subordinated notes as well as meet its operating cash requirements. On April 10, 1995, the Company funded a $4.5 million court administered escrow account. In connection with its subordinated notes, on December 15, 1995, the Company will be required to make a sinking fund payment of $7,500,000 and a final sinking fund payment of $7,500,000 will be required on December 15, 1996. The Company expects to fund its sinking fund payments and the long-term payments required in connection with the settlement of the environmental litigation from its available cash resources, cash provided by operations, refinancing or restructuring of existing debt and, if necessary the sale of one or more of its subsidiary companies. There can be no assurance that the foregoing debt restructuring or refinancing efforts will be successful. The Company's failure to generate positive cash flows from operations or its inability to arrange refinancing or restructuring of existing debt could have a material adverse effect on the Company. The resolution of the EPA litigation represents a significant development for the Company which will greatly increase the Company's flexibility in expanding its existing businesses as well as potentially acquiring additional businesses.

     The indenture under which the Company's subordinated notes were issued contains various restrictive covenants that include, among other things, restrictions on the payment of dividends or distributions to shareholders, limitations on the issuance of additional senior debt (as defined) and the maintenance of consolidated net worth (as defined) of at least $8,000,000.
If the Company's consolidated net worth (as defined) at the end of any two consecutive fiscal quarters declines to less than $8,000,000, the Company would be required to make an offer to purchase, on the last day of the fiscal quarter next following such second fiscal quarter, 25% of the aggregate principal amount of the notes then outstanding at a purchase price equal to 100% of their principal amount plus accrued interest. The definition of consolidated net worth excludes costs incurred in connection with the settlement of the Company's environmental litigation. Accordingly, as of March 31, 1995, consolidated net worth (as defined) amounted to approximately $12,000,000. Except for the sale or other disposition of the remaining net assets of discontinued operations, the Company has no current plans for the sale or disposition of any of its businesses.

     During the first quarter of 1995, the Company's capital expenditures totalled $450,000. The Company anticipates that its level of capital expenditures for 1995 will be consistent with those of 1994. The Company has not entered into any material commitments for acquisitions or capital expenditures and retains the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 1995 with its available cash resources and its other cash flows as well as through capital equipment financing.

     At March 31, 1995, approximately $105 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1995 through 2010, were available to offset future taxable income. In addition, approximately $1,600,000 of unused investment tax credits were available to offset future federal income taxes payable through 2001.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Environmental Matters - Philadelphia, Pennsylvania

     An Agreement in Principle to settle the following matter has been reached with the United States Environmental Protection Agency. Settlement discussions with the Commonwealth of Pennsylvania are continuing.

     From approximately 1924 to 1985, the Company owned and operated an alcohol manufacturing plant and bulk liquid storage facility in Philadelphia, Pennsylvania. On March 31, 1986, the Company sold the facility, which covers approximately 37 acres, to Overland Corporation ("Overland"). On or about January 6, 1987, Overland filed a petition for relief under Chapter 11 of the Bankruptcy Act. On June 26, 1987, a fire occurred at the facility. This fire gave rise to suspicion, and after a subsequent inspection the United States Environmental Protection Agency, Region III (the "EPA") alleged that there had been releases or threatened releases of hazardous substances (as defined under federal statutes) at the facility. The Company acknowledges that hazardous substances were legally disposed of at the facility during the time it owned and operated the facility. However, the Company asserts, and EPA acknowledges, that Overland performed demolition work at the facility after it took ownership and possession thereof. The Company further asserts that certain conditions at the facility at the time of the EPA inspection were not present when the Company sold the facility, which conditions resulted from Overland's operation and possession of the facility. In addition, the Company believes that certain materials that were present at the facility at the time of the inspection may have resulted from Overland's operation of the facility.

     On September 4, 1987, the EPA entered into a Consent Agreement and Order (the "Consent Agreement") with the Company pursuant to its authority under the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), regarding conditions at the facility. The Consent Agreement provided that the Company, without admitting any liability on its part, would conduct a site assessment and sampling operation at the facility to determine the presence and nature of any hazardous substances. The Consent Agreement also provided that upon request by the EPA, the Company would undertake certain ameliorative actions at the facility.

     In late July 1987, in contemplation of entering into the Consent
Agreement, the Company contracted with O.H. Materials Corporation to conduct a site assessment study of the facility. On September 15, 1987, pursuant to the Consent Agreement, the EPA requested the Company take certain ameliorative actions and expand the scope of the site assessment study. The site assessment study was completed in early November 1987, and the related report submitted to the EPA on or about November 12, 1987. On January 7, 1988, the
EPA notified the Company that the Company had fulfilled all its obligations under the Consent Agreement. The Company spent approximately $841,000 in connection with the site assessment study and ameliorative actions. The
Company has notified various of its current and former insurers of this matter, but it cannot yet be determined whether all or any portion of such expenditures may be recovered through insurance. The Company may have a claim against other potentially responsible parties ("PRPs") for all or a portion of these costs. Overland, its mortgagors, and many parties that transported materials to or stored materials at the facility, including many customers of the Company's former bulk liquid storage business conducted at the facility, may be PRPs. The Company has filed a claim with respect to this matter in the Overland bankruptcy proceeding, but it cannot yet be determined whether there will be any recovery under such claim.

     On February 24, 1988, pursuant to an agreement with the United States Attorney for the Eastern District of Pennsylvania, the Company pleaded guilty to a one count information charging the Company with the illegal storage of hazardous waste at the facility in violation of the Resource Conservation Recovery Act and paid a fine of $50,000.

     The EPA, in a notice published in the Federal Register on October 4, 1989, added the facility to the National Priorities List (the "NPL") for hazardous waste sites. Inclusion of a facility or site on the NPL does not in itself reflect a judgment of the activities of its owner or operator, it does not require those persons to undertake any action, nor does it assign any liability to any person.

     In 1988, the EPA began a "surface removal" of hazardous substances at the facility that, following placement of the facility on the NPL, continued as an "interim remedial" action. The EPA authorized approximately $22.8 million for this aspect of site remediation. On October 19, 1989, pursuant to CERCLA, the Commonwealth of Pennsylvania Department of Environmental Resources
("PADER") announced its commitment of $1.39 million toward the interim remedial response costs. This amount did not increase the total funding authorized by the EPA, but instead represents a portion of the state's share of such funding as required under CERCLA. The interim remedial action was completed on or about December 17, 1990. In May 1989, the EPA notified more than 35 parties, including the Company, of their potential liability with regard to the clean-up of the facility and encouraged each of them, if financially capable, to implement voluntarily the interim remedial action.
The Company declined to undertake this work. In or about June 1990, the EPA sent letters to eighty-five companies and individuals asking them to provide information, that the EPA believes they may possess, regarding the storage and transportation of hazardous substances at and to the facility. The
Company does not know whether the EPA presently intends to pursue claims against any or all of these companies or individuals.

     In September 1989, the EPA notified the Company that it intended to conduct a remedial investigation and feasibility study ("RI/FS") at the facility unless it determined that a responsible party will undertake such actions. A RI/FS would investigate both surface and subsurface conditions at the facility and would develop recommendations for any remedial actions to be taken beyond the interim remedial actions noted above. The EPA invited the Company to undertake voluntarily the RI/FS and to enter into good faith negotiations with the EPA and other PRPs regarding the planned actions and any corrective measures that may be required. The Company declined to perform the RI/FS, but has continued its dialogue with the EPA regarding the facility and has provided the EPA with information regarding other potentially responsible parties. The EPA began a remedial investigation in or about August 1990. In June 1991, the EPA issued a record of decision setting forth selected remedial action to remove and dispose of asbestos waste that is currently at the facility, to be implemented as an Operable Unit of site cleanup. The action selected would cost an estimated $293,420. In
August 1991, the EPA advised the Company of the EPA's intention to implement this Operable Unit. It is the Company's understanding that, as of the date of this filing, this Operable Unit has not been completed.
In March 1995 EPA released the Remedial Investigation Report ("RI") and the Feasibility Study Report ("FS") for the Site. The RI provides a detailed characterization of contamination conditions and potential environmental risks at the Site. The FS identifies, develops and evaluates remedial technology alternatives with the objective of identifying the optimal remedy for the Site. The FS identifies alternative remedial actions for surface soil contamination, subsurface soil contamination, groundwater, contaminated electric utilities, contaminated stormwater utilities, and miscellaneous wastes at specific locations on the Site. Based on the RI and FS, EPA is expected to issue a Record of Decision selecting a remedy for the Site, which may involve one or more of these remedial actions. The remedial action alternatives considered in the FS include, in addition to no-action alternatives, measures whose costs, as estimated in the FS, range from approximately $81,000 to approximately $7.2 million. Depending on which, if any, of these measures EPA were to select for implementation at the Site, total future costs of response at the Site could range from zero to approximately $9.75 million. It is not possible to determine which, if any, of these measures EPA may select for implementation at the Site or, therefore, what the costs of such action, if any, will be. As a prior owner of the facility, the Company is a PRP. The Company and other PRPs may be held jointly and severally liable for the full amount of past and future response costs incurred by the EPA and PADER, subject to rights of contribution among themselves.

     On December 19, 1990, the United States of America, at the request of the Administrator of the EPA, commenced an action in the United States District Court, Eastern District of Pennsylvania, against the Company, Overland and Cuyahoga Wrecking Corporation, an affiliate of Overland ("Cuyahoga"). In the complaint, the United States alleges that the EPA has spent more than $22 million at the facility in conducting response activities "including, among other activities, the assessment of site risks, planning and design or response activities, and the treatment, staging, and removal from the site of large quantities of hazardous substances and/or hazardous wastes and associated structures." However, by letter dated April 19, 1991, the United States informed the Company that, subject to an audited accounting to be conducted at a later date, its then-current estimate of the total costs incurred in connection with response actions at the facility was $14,125,755.60. This estimate includes contractor invoice payments through February 28, 1991, and EPA payroll and indirect costs through March 5, 1991, and does not include Department of Justice enforcement costs. The complaint seeks recovery of amounts already spent at the facility from the three defendants, including interest and enforcement costs, a declaratory judgment that the three defendants are liable for any further cleanup costs, and other relief deemed appropriate, including injunctive relief preventing the Company from disposing of its assets or exchanging its assets in a manner that will prevent or hinder the United States from collecting on any money judgment it might obtain. On February 13, 1991, the Company filed its answer to the complaint.
In its answer, the Company has admitted that it owned and operated the facility at a time or times when hazardous substances were disposed of there. The Company, however, has asserted defenses to liability and asserts vigorously that many of the expenses incurred by the EPA have been improper in that they were not consistent with the national contingency plan. In addition, the Company has asserted a counterclaim against the federal government, alleging that the United States is liable for cleanup costs because it built, owned and operated key portions of the facility and underlying real estate during and after World War II. The parties have conducted a substantial amount of pretrial discovery. The Company intends to defend its interests vigorously. The Company is considering naming other
PRPs as defendants if the claims against the Company cannot be settled.

     On May 12, 1993, PADER filed a Complaint in Intervention and Motion to Intervene in the United States District Court for the Eastern District of Pennsylvania in the United States' case against the Company, Cuyahoga and Overland. The District Court entered an order granting PADER's Motion to Intervene on July 6, 1993. The Complaint in Intervention alleges that the United States will not adequately represent PADER's interest in its case against the three defendants and PADER will have to recover response costs directly from the defendants. PADER's complaint seeks reimbursement of past response costs (alleged to be approximately $1,281,540), future reponse costs incurred in connection with cleaning-up the facility and a declaratory judgement as to defendants' liability for those costs.

     The Company has notified its current insurers and those former insurers it has been able to identify of this action, but it cannot yet be determined whether all or any portion of its costs of defending this action and any damages that may be awarded the United States may be recovered through insurance. To date, five insurers have responded to the Company's notice.
No insurer has admitted liability for the government's underlying claims. Such insurers have cited various policy provisions that they assert, pending further investigation, relieve them from such liability. The insurers have requested further information regarding the litigation and one insurer has asserted that it cannot document the existence of an insurance policy for the Company. The Company is continuing to investigate the possibility of recovering from its insurers part or all of its costs in defending this action and any settlement costs or damages that may by awarded the United States.

     The Company has been engaged in settlement discussions with the EPA and PADER with a view toward settling all their claims and potential claims in connection with the facility. In May 1992, the United States, Publicker and the other defendants jointly agreed to a suspension of the litigation. The litigation has been suspended since that time to provide the opportunity for ongoing settlement discussions to continue among the parties, including additional appropriate discovery.

     Counsel for the Company and counsel for the United States entered into an Agreement in Principle dated December 20, 1994, setting forth terms and conditions to be included in a Consent Decree resolving the United States' claims against the Company and the Company's counterclaim. The Company is negotiating with the United States a Consent Decree embodying these agreed
terms and conditions of settlement.   The Company believes that an acceptable
Consent Decree will be agreed upon and subsequently approved by the EPA and by the Court, although there can be no assurance of this. The Company also is continuing settlement discussions with PADER and believes that these discussions will lead to an acceptable Consent Decree that will be approved by PADER and the Court. During the fourth quarter of 1993, the Company recorded a liability of $14,350,000 to cover the estimated costs of settling this litigation. Under the terms of the EPA agreement in principle, on April 10, 1995, the Company funded, a $4.5 million Court administered escrow account which will be turned over to the EPA when a Consent Decree, embodying the terms of the agreement in principle, is entered by the Court. Upon the entry of the Consent Decree, the Company will make another payment to the EPA of $4.5 million, plus interest. Further payments totaling $4,350,000, plus interest, will be made to the EPA over a six year period following the entry of the Consent Decree.

General Litigation

     In May 1990, Springs Industries, Inc., a South Carolina corporation ("Springs"), commenced an action against Golding Industries, Inc. (Raytex (Division), a former subsidiary of the Company ("Golding"), in the Supreme Court of the State of New York, County of New York. The complaint alleges that Golding printed and finished fabric supplied by Springs, and that the finished fabric did not meet the color fastness and dimensional stability specifications required by Springs. The complaint seeks unspecified damages exceeding $2 million on each of five causes of action and punitive damages of $5 million.
The Company has received a letter dated May 7, 1990, from counsel to the party that purchased Golding from the Company in March 1989, advising it of the commencement of the action and asserting a claim against the Company for defense and indemnification under the terms of the purchase agreement. By letter dated June 6, 1990, the Company advised counsel to the party that purchased Golding that the Company would defend the action. By motion dated June 21, 1990, the Company moved for an order dismissing the complaint in its entirety. That motion was submitted to the Court on October 16, 1990, and was decided by memorandum decision dated March 11, 1991, dismissing two of the five causes of action and the punitive damages claim. The plaintiff's time to appeal this decision has expired. During discovery, Springs increased its damage claim to an amount between $7.9 million and $10.9 million for alleged losses and lost profits. Pretrial discovery is continuing. In August 1994, the Company commenced an action in the Supreme Court of the State of New York, County of New York against Home Insurance Company and Home Indemnity Company seeking a declaration that the claims asserted by Springs against Golding are covered by the comprehensive general liability policy and the umbrella policy issued by the Home companies. Both carriers have disclaimed liability. Pretrial discovery is continuing in this action.

     In additon to the foregoing, various other legal proceedings are now pending against the Company. The Company considers all such proceedings to be ordinary litigation incident to the character of its business. The majority of such claims is covered by liability insurance. The Company believes that the resolution of those claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on the financial position or results of operations of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) None
  (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the first quarter of 1995.

                         SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PUBLICKER INDUSTRIES INC.
                                       (Registrant)



Date:  May 15, 1995                    _____________________________________
                                       James J. Weis, President and Chief
                                       Executive Officer




                                       Antonio L. DeLise, Vice President -
                                       Finance, Principal Financial and
                                       Accounting Officer

                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PUBLICKER INDUSTRIES INC.
                                       (Registrant)



Date:  May 15, 1995                    /s/ James J. Weis
                                       James J. Weis, President and
                                       Chief Executive Officer




                                       /s/ Antonio L. DeLise
                                       Antonio L. DeLise, Vice President -
                                       Finance, Principal Financial and
                                       Accounting Officer