Form 10-Q/A
period 1995-06-30
PUBLICKER INDUSTRIES INC
filed 1995-09-22
CIK 81050

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                         _________________

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

Yes   X    No      .


Number of shares of Common Stock outstanding as of June 30, 1995: 14,733,910



                          PUBLICKER INDUSTRIES INC.
                           AND SUBSIDIARY COMPANIES

                      CONSOLIDATED BALANCE SHEETS AS OF
                     JUNE 30, 1995 AND DECEMBER 31, 1994


                                                             June 30,
December 31,
                                                              1995       1994
                                                            (unaudited)
                                                          (in thousands of
dollars)
                                                                  ASSETS

Current assets:
 Cash, including short-term investments of $1,319 in 1995 and $5,740 in 1994
$         1,920     $         6,274
 Restricted cash                                                 4,500
    -
 Trade receivables, less allowance for doubtful accounts (1995 - $343; 1994 -
 $386)           10,775                   10,838
 Inventories                                                     9,624
9,061
 Net assets of discontinued operations                             464
2,510
 Other                                                           1,063
  825
  Total current assets                                          28,346
29,508

Property, plant and equipment:
 Land                                                              398
  398
 Buildings                                                       2,330
2,330
 Machinery and equipment                                         8,005
7,207
 Less - accumulated depreciation                                (3,726)
(3,091)
                                                                 7,007
6,844

Goodwill                                                         8,432
8,561
Other assets                                                     1,575
1,517
                                                           $    45,360
$   46,430

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt                      $     7,703
$    7,657
 Trade accounts payable                                          5,393
6,539
 Accrued liabilities                                             9,655
8,532
  Total current liabilities                                     22,751
 22,728

Long-term debt                                                   8,810
9,780
Other non-current liabilities                                   15,855
16,538
  Total liabilities                                             47,416
49,046

Shareholders' equity
 Common shares, $0.10 par value,
 Authorized, 30,000,000 shares
 Issued - 15,278,937 shares in 1995 and 14,950,937 in 1994       1,528
1,495
 Additional paid-in capital                                     42,327
41,942
 Accumulated deficit (since January 1, 1984)                   (42,020)
(42,441)
 Common shares held in treasury, at cost - 545,027 shares in 1995 and 418,837
shares in 1994       (3,891)             (3,612)
  Total shareholders' equity                                    (2,056)
(2,616)
                                                           $    45,360
$   46,430

                      PUBLICKER INDUSTRIES INC.
                      AND SUBSIDIARY COMPANIES

              CONSOLIDATED STATEMENTS OF INCOME (LOSS)
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                             (unaudited)

                                Three Months Ended   Six Months Ended
                                       June 30,               June 30,
                                       1995              1994*         1995
         1994*
                             (in thousands of dollars except per share data)

Net sales                         $  19,985          $   19,811$     39,887
         $    38,133

Costs and expenses:
 Cost of sales                       14,397              15,477      28,993
              29,794
 Selling expenses                     1,473               1,498       2,979
               3,000
 General and administrative expenses           2,858               2,809
               5,845                    5,296
                                     18,728              19,784
              37,817                   38,090
Income (loss) from operations         1,257                  27
                  2,070                       43

Other (income) expenses:
 Interest income                        (24)                (80)
                (110)                    (138)
 Interest expense                       614                 789       1,193
               1,567
 Cost of pensions - nonoperating                 190        212         382
                 432
 Legal settlements and costs             59                 190
                 184                      265
                                        839               1,111
               1,649                    2,126
 Income (loss) from continuing operations        418     (1,084)
                 421                   (2,083)

Discontinued operations:
 Income (loss) from discontinued operations                   -         113
                   -                      301
 Gain on sale or other disposition
   of discontinued operations - net                -                 500
                      -                      500
Net income (loss)             $        418         $       (471)
         $          421             $     (1,282)

Earnings (loss) per common share:
 Continuing operations      $           .03    $           (.07)
       $            .03           $         (.14)
 Discontinued operations                                     -
                    .04                        -            .05
                            $           .03    $           (.03)
       $            .03           $         (.09)

Weighted average common shares
  outstanding                    14,728,910          14,520,100  14,692,737
          14,519,524


*Restated for discontinued operations

                      PUBLICKER INDUSTRIES INC.
                      AND SUBSIDIARY COMPANIES

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 1995
             (in thousands of dollars except share data)
                             (unaudited)



Accumulated
                                                    Common Shares
Additional             Deficit              Common             Share-
                                         Shares
 Paid-in                Since             Treasury            holders'
                                         Issued         Amount
 Capital                1-1-84           Shares (1)            Equity

Balance - December 31, 1994   14,950,937      $   1,495      $  41,942
 $ (42,441)          $  (3,612)       $     (2,616)
Issuance of Common Shares        328,000             33            385
            -                   -                 418
Repurchase of Common Shares            -              -              -
            -                (279)               (279)
Net Income                   -                -              -
          421                   -                 421
Balance - June 30, 1995       15,278,937      $   1,528      $  42,327
    $ (42,020)          $  (3,891)         $   (2,056)


(1) Represents 545,027 and 418,837 of common shares held in treasury at June 30, 1995 and December 31, 1994, respectively.

                        PUBLICKER INDUSTRIES INC.
                         AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                               (unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                         1995
  1994*
                                                           (in thousands of
dollars)
Cash flows from operating activities:
  Income (loss) from continuing operations        $            421    $
  (2,083)
  Adjustments to reconcile income (loss) to net cash provided by
    (used in) continuing operations:
     Depreciation and amortization                             732
      731
     Provision for doubtful accounts                            77
      249
     Changes in operating assets and liabilities:
       Decrease (increase) in trade receivables             (14)
   (2,133)
       Decrease (increase) in inventories                   (563)
     (224)
       Decrease (increase) in other current assets               (238)
          (107)
       Decrease (increase) in other assets                     5
      (88)
       Decrease (increase) in restricted assets            (4,500)
    -
       Increase (decrease) in trade accounts payable          (1,146)
     (323)
       Increase (decrease) in accrued liabilities           1,123
 201
       Increase (decrease) in other non-current liabilities             (683)
                            6
          Net cash provided by (used in) continuing operations
(4,786)                            (3,771)

  Income (loss) from discontinued operations                     -         801
  Adjustments to reconcile income to net cash provided by (used in)
     discontinued operations:
       Decrease (increase) in net assets of discontinued operations
                (194)                             (636)
          Net cash provided by (used in) discontinued operations
            (194)                          165
          Net cash provided by (used in) operating activities
           (4,980)                      (3,606)

Cash flows from investing activities:
  Proceeds from sale or other disposition of discontinued operations (net)
      2,240          1,446
  Capital expenditures
(798)                      (1,164)
          Net cash provided by (used in) investing activities
           1,442                           282

Cash flows from financing activities:
 Borrowings (repayments) of term and revolving loan financing (955)
              88
  Proceeds from the issuance of common shares                   139
               2
          Net cash provided by (used in) financing activities
(816)                                        90


Net increase (decrease) in cash                             (4,354)
 (3,234)
Cash - beginning of period                                             6,274
               11,675
Cash - end of period                                    $         1,920
      $         8,441



* Restated for discontinued operations (Note 2).

      Note 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Publicker Industries Inc. and subsidiary companies as of June 30,1995 and the results of their operations and their cash flows for the three and six months ended June 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form
10-K for the year ended December 31, 1994. Certain prior period amounts have been reclassified to conform with the 1995 presentation.

      Cash Flow Information
         Cash paid for interest during the six months ended June 30, 1995 and 1994 was approximately $1,103,000 and $1,457,000, respectively. No cash was paid for income taxes during the six months ended June 30, 1995 and 1994.

      Net Income (Loss) Per Common Share
         Net income (loss) per common share is computed using the weighted average number of outstanding common shares during each period. The effect of stock options and warrants on the computations for 1995 and 1994 were not included as they were antidilutive.

      Note 2 - DISCONTINUED OPERATIONS

         During 1994 and early 1995, the Company undertook the sale or other
disposition of several of its businesses.   In March 1994, the Company sold
substantially all the assets of Douglas-Randall, Inc. ("DRI") and subsequently collected its accounts receivable for an aggregate proceeds of approximately $831,000.  In October 1994, the Company sold Chatas Glass
      Company, Inc. ("CGC") and subsequently collected its accounts receivable for an aggregate proceeds of approximately $290,000.  On January
31, 1995, the Company sold substantially all the assets of Associated Testing
Laboratories, Inc. ("ATL") for $2,240,000 cash, plus the assumption of certain liabilities. As a result, ATL has been reflected as discontinued
operation together with DRI, CGC and operations previously shut down.  The
1994 interim consolidated financial statements have been restated to also reflect ATL as a discontinued operation.  As of June 30, 1995 and December
31, 1994, the Company's net investment in its discontinued operations was included in current assets.


      Note 3 - INVENTORIES

         Inventories at June 30, 1995 and December 31, 1994, consisted of the following:

                                                      June 30,
December 31,
                                                          1995
     1994
                                                             (in thousands)

         Raw materials and supplies      $  5,391        $ 5,058
         Work in process                    1,979          1,818
         Finished goods                     2,254          2,185
                                                                     $ 9,624
          $9,061


      Note 4 - INCOME TAXES

         As of June 30, 1995, approximately $105,000,000 of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1995 through 2009, were available to offset future taxable income. In addition, approximately $1,600,000 of unused investment tax credits were available to offset future federal income taxes payable through 2001. As a result of a corporate revaluation during 1984, tax benefits resulting from the utilization in subsequent years of net operating losses and other investment tax credit carryforwards existing as of the date of the corporate revaluation will be excluded from the results of operations and directly credited to additional paid-in capital when realized. As of June 30, 1995, approximately $30,000,000 of the Company's U.S. tax loss carryforwards and approximately $1,600,000 of unused investment tax credits predated the corporate revaluation.

         As of June 30, 1995, deferred tax assets of approximately $39,000,000 relating to the tax benefit of the Company's U.S. tax loss carryforwards of approximately $105,000,000 and unused investment tax credits of approximately
$1,600,000 were offset by a full valuation allowance. As of June 30, 1995, approximately $12,000,000 of deferred tax assets predated the corporate revaluation. Subsequent adjustments to the valuation allowance with respect to such deferred tax assets would be directly credited to additional paid-in capital.

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

         The Company has been engaged in settlement discussions with the EPA since early 1991 and with PADER since 1993. On December 20, 1994, the
Company entered into an Agreement in Principle to settle the litigation between the Company and the EPA. The Company previously recorded a liability of $14,350,000 in the fourth quarter of 1993 to cover the estimated costs of settling this litigation. As of June 30, 1995, $4,500,000 of this liability is included in accrued liabilities and $9,840,000 is included in other non-current liabilities. Settlement discussions with the Commonwealth of Pennsylvania are continuing. The settlement of this litigation will only become final upon the entry by the Court of approved Consent Decrees. Under the terms of the EPA agreement in principle, on April 6, 1995, the Company funded, a $4,500,000 Court administered escrow account which will be turned over to the EPA when a Consent Decree, embodying the terms of the agreement in principle, is entered by the Court. Upon entry of the Consent Decree, the Company will make another payment of $4,500,000, plus interest. Further payments totaling $4,350,000, plus interest, will be made over a six year period following the entry of the Consent Decree.

         The Company believes that it has sufficient liquidity to comply with the anticipated settlement terms of this environmental litigation and to enable the Company to continue to meet its obligations to pay principal and interest in connection with its subordinated notes as well as meet its
operating cash requirements.   The resolution of the EPA litigation
represents a significant development for the Company which will greatly increase the Company's flexibility in expanding its existing businesses as well as potentially acquiring businesses.  In connection with its subordinated notes, on December 15, 1995, the Company will be required to make a sinking fund payment of $7,500,000 and a final sinking fund payment of
$7,500,000 will be required on December 15, 1996.  The Company expects to fund such sinking fund payments and the long-term payments required in connection with the settlement of the environmental litigation from its available cash resources, cash provided by operations, refinancing or restructuring of existing debt or in conjunction with the issuance of new debt securities and, if necessary, the sale of one or more of its subsidiary companies.  There can be no assurance that the foregoing debt restructuring or refinancing efforts will be successful.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

         Agreement in Principle to Settle EPA Litigation
         The Company has been engaged in settlement discussions with the United States Environmental Protection Agency (the "EPA") since early 1991 and with the Commonwealth of Pennsylvania Department of Environmental
Resources ("PADER") since 1993, in connection with an action in the United
States District Court, Eastern District of Pennsylvania, against the Company.
In the complaint, the EPA alleged that it has spent more than $22 million in conducting environmental response activities at a Philadelphia, Pennsylvania facility previously owned by the Company. The complaint seeks recovery of amounts already spent at the facility including interest and enforcement costs and a declaratory judgement that the Company is liable for any further clean-up costs. In May 1993, PADER intervened in this litigation. PADER's complaint seeks reimbursement of past response costs alleged to be approximately $1,300,000, future response costs incurred in connection with cleaning-up the facility and a declaratory judgement as to the Company's liability for those costs. On December 20, 1994, the Company entered into an Agreement in Principle to settle the litigation between the Company and the EPA.
      The Company recorded a liability of $14,350,000 in the fourth quarter of 1993 to cover the estimated costs of settling this litigation. Settlement discussions with PADER are continuing. The settlement of this litigation will become final only upon the entry by the Court of approved Consent
Decrees. On April 6, 1995 the Company funded a $4,500,000 court administered escrow account. Reference is made to Part II Item 1 - Legal Proceedings for additional information on this matter. The resolution of the EPA litigation represents a significant development for the Company which will greatly increase the Company's flexibility in expanding its existing businesses as well as potentially acquiring additional businesses.

         Operating Results - Second Quarter
         Publicker's consolidated sales of $19,985,000 for the second quarter of 1995 increased by approximately 1% from $19,811,000 for the second quarter of 1994. The Company's income from operations for the second quarter of 1995 totalled $1,257,000 compared to $27,000 for the first quarter of 1994.

         The Company reported net income of $418,000 or $.03 per share for the second quarter of 1995 compared to a net loss of $471,000 or $.03 per share for the second quarter of 1994. The 1995 second quarter results included cost of pensions non-operating of $190,000 and legal settlements and costs of $59,000. The 1994 second quarter results included cost of pensions non-operating of $212,000, legal settlements and costs of $190,000 and income from discontinued operations of $613,000. The 1994 income from discontinued operations included a gain of $500,000 from the disposition of the Company's
UK Beverage Division. Interest expense decreased to $614,000 for the second quarter of 1995 compared to $789,000 for the same period in 1994, due to the repurchase or redemption of $7.4 million of 13% Subordinated Notes in 1994.


         Sales for the Company's manufacturing segment (which includes the operations of four subsidiary companies: Bright Star Industries, Inc., Fenwal Electronics, Inc., Greenwald Industries, Inc. and Masterview Window
Company, Inc.) for the second quarter of 1995 increased by approximately 2% to $16,987,000 compared to sales of $16,656,000 for the second quarter of 1994. Income from operations for this segment increased by approximately
346% to $1,979,000 for the second quarter of 1995 compared to $443,000 for the same period in 1994, primarily due to increased labor efficiencies at several of the Company's manufacturing businesses.

         Sales for the Company's services segment (which consists of one subsidiary company: Orr-Schelen-Mayeron & Associates, Inc.) decreased by approximately 5% to $2,998,000 for the second quarter of 1995 compared to $3,155,000 for the second quarter of 1994. Income from operations for the first quarter of 1995 increased slightly to $243,000 compared to $227,000 for the same period in 1994.



         Operating Results - Six Months

         For the six months ended June 30, 1995, consolidated sales of $39,887,000 increased by approximately 5% compared to sales of $38,133,000 for the first six months of 1993. The Company's income from operations for the first six months of 1995 totaled $2,070,000 compared to $43,000 for the first six months of 1994.

         The Company reported net income of $421,000 or $.03 per share for the six months ended June 30, 1995 compared to a net loss of $1,282,000 or $.09 per share for the comparable 1994 period. The 1994 results included a loss from continuing operations of $2,083,000 ($.14 per share) and income from discontinued operations of $801,000 ($.05 per share). Other expense
(interest expense - net, cost of pensions - nonoperating and legal settlements and costs) decreased by $477,000 in the first six months of 1995 compared to the same 1994 period due principally to the reduced interest expense on the 13% Subordinated Notes.

         Sales for the Company's manufacturing segment for the first six months of 1995 increased by approximately 5% to $34,157,000 compared to $32,505,000 for the first six months of 1994. Income from operations for this segment increased by approximately 205% to $3,765,000 for the first half of 1995 compared to $1,232,000 for the first half of 1994.

         Sales for the Company's services segment for the first half of 1995 increased by approximately 2% to $5,730,000 compared to $5,628,000 for the first half of 1994. Despite the gain in sales, income from operations for this segment decreased to $232,000 for the first half of 1995 compared to $328,000 for the same period in 1994 principally due to certain operating inefficiencies.

         In March 1994, the Company sold substantially all the assets of Douglas-Randall, Inc. and subsequently collected its accounts receivable for aggregate proceeds of approximately $831,000. In October 1994, the Company sold Chatas Glass Company, Inc. and subsequently collected its accounts receivable for an aggregrate proceeds of approximately $290,000. On January
31, 1995,the Company sold substantially all the assets of Associated Testing
Laboratories, Inc. for $2,240,000 cash, plus the assumption of certain liabilities. The foregoing companies have been reflected in the consolidated financial statements as discontinued operations.

      Liquidity

         During the first six months of 1995, cash, including short-term investments, decreased by $4,354,000. Operating activities consumed cash of $4,980,000 while investing activities provided cash of $1,442,000 and financing activities consumed cash of $816,000. Operating activities principally consisted of an increase in operating assets and liabilities of $6,016,000 offset by depreciation and amortization of $732,000 and net income of $421,000. The increase in operating assets was attributable to the $4,500,000 EPA related payment. Investing activities consisted of proceeds of $2,240,000 from the sale of Associated Testing Laboratories, Inc., offset by capital expenditures of $798,000. Financing activities consisted of repayments of term loan and capital equipment financings of $955,000 offset by proceeds from the issuance of common shares upon exercise of stock options of $139,000.

         As previously discussed, the Company has entered into an Agreement in Principle to settle litigation between the Company and the EPA. In addition, settlement discussions with PADER are continuing. The Company recorded a liability of $14,350,000 in the fourth quarter of 1993 to cover the estimated costs of settling this litigation. The Company believes it has sufficient liquidity to comply with the anticipated settlement terms of its environmental litigation and to enable the Company to continue to meet its obligations to pay principal and interest in connection with its subordinated notes as well as meet its operating cash requirements. On April 6, 1995, the Company funded a $4.5 million court administered escrow account. In connection with its subordinated notes, on December 15, 1995, the Company will be required to make a sinking fund payment of $7,500,000 and a final sinking fund payment of $7,500,000 will be required on December 15, 1996.
The Company expects to fund its sinking fund payments and the long-term payments required in connection with the settlement of the environmental litigation from its available cash resources, cash provided by operations, refinancing or restructuring of existing debt and, if necessary the sale of one or more of its subsidiary companies. There can be no assurance that the foregoing debt restructuring or refinancing efforts will be successful. The
Company's failure to generate positive cash flows from operations or its inability to arrange refinancing or restructuring of existing debt could have a material adverse effect on the Company. The resolution of the EPA litigation represents a significant development for the Company which will greatly increase the Company's flexibility in expanding its existing businesses as well as potentially acquiring additional businesses. Except for the sale or other disposition of the remaining net assets of discontinued operations, the Company has no current plans for the sale or disposition of any of its businesses

         The indenture under which the Company's subordinated notes were issued contains various restrictive covenants that include, among other things, restrictions on the payment of dividends or distributions to shareholders, limitations on the issuance of additional senior debt (as defined) and the maintenance of consolidated net worth (as defined) of at least
$8,000,000. If the Company's consolidated net worth (as defined) at the end of any two consecutive fiscal quarters declines to less than $8,000,000, the Company would be required to make an offer to purchase,on the last day of the fiscal quarter next following such second fiscal quarter, 25% of the aggregate principal amount of the notes then outstanding at a purchase price equal to 100% of their principal amount plus accrued interest. The definition of consolidated net worth excludes costs incurred in connection with the settlement of the Company's environmental litigation. Accordingly, as of June 30, 1995, consolidated net worth (as defined) amounted to approximately $12,500,000.

         During the first six months of 1995, the Company's capital expenditures totalled $798,000. The Company anticipates that its level of capital expenditures for 1995 will be consistent with those of 1994. The Company has not entered into any material commitments for acquisitions or capital expenditures and retains the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 1995 with its available cash resources and its other cash flows as well as through capital equipment financing.

         At June 30, 1995, approximately $105 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1995 through 2009, were available to set future taxable income. In addition, approximately $1,600,000 of unused investment tax credits were available to offset future federal income taxes payable through 2001.

PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

      Environmental Matters - Philadelphia, Pennsylvania

         An Agreement in Principle to settle the following matter has been reached with the United States Environmental Protection Agency. Settlement discussions with the Commonwealth of Pennsylvania are continuing.

From approximately 1924 to 1985, the Company owned and operated an alcohol manufacturing plant and bulk liquid storage facility in Philadelphia, Pennsylvania. On March 31,1986, the Company sold the facility, which covers approximately 37 acres, to Overland Corporation ("Overland"). On or about
January 6, 1987, Overland filed a petition for relief under Chapter 11 of the Bankruptcy Act. On June 26, 1987, a fire occurred at the facility. This fire gave rise to suspicion, and after a subsequent inspection the United States
Environmental Protection Agency, Region III (the "EPA") alleged that there had been releases or threatened releases of hazardous substances (as defined under federal statutes) at the facility. The Company acknowledges that hazardous substances were legally disposed of at the facility during the time it owned and operated the facility. However, the Company asserts, and EPA acknowledges, that Overland performed demolition work at the facility after it took ownership and possession thereof. The Company further asserts that certain conditions at the facility at the time of the EPA inspection were not present when the Company sold the facility, which conditions resulted from Overland's operation and possession of the facility. In addition, the Company believes that certain materials that were present at the facility at the time of the inspection may have resulted from Overland's operation of the facility.

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

      The Company has notified various of its current and former insurers of this matter, but it cannot yet be determined whether all or any portion of such expenditures may be recovered through insurance. The Company may have a claim against other potentially responsible parties ("PRPs") for all or a portion of these costs. Overland, its mortgagors, and many parties that transported materials to or stored materials at the facility, including many customers of the Company's former bulk liquid storae business conducted at the facility, may be PRPs. The Company has filed a claim with respect to this matter in the Overland bankruptcy proceeding, but it cannot yet be determined whether there will be any recovery under such claim.

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

         In 1988, the EPA began a "surface removal" of hazardous substances at the facility that, following placement of the facility on the NPL, continued as an "interim remedial" action subsequently designated as Operable Unit #1 in a record of decision issued by EPA in June 1989. The EPA authorized approximately $22.8 million for this aspect of site remediation, which included characterizing, bulking and disposing off-site of a number of wastes; draining of above-ground process lines; and disposing off-site of laboratory containers. On October 19, 1989, pursuant to CERCLA, the Commonwealth of Pennsylvania Department of Environmental Resources ("PADER") announced its commitment of $1.39 million toward the interim remedial response costs. This amount did not increase the total funding authorized by the EPA, but instead represents a portion of the state's share of such funding as required under CERCLA. The interim remedial action was completed on or about December 17, 1990. In May 1989, the EPA notified more than 35 parties, including the Company, of their potential liability with regard to the clean-up of the facility and encouraged each of them, if financially capable, to implement voluntarily the interim remedial action. The Company declined to undertake this work. In or about June 1990, the EPA sent letters to eighty-five companies and individuals asking them to provide information, that the EPA believes they may possess, regarding the storage and transportation of hazardous substances at and to the facility. The Company does not know whether the EPA presently intends to pursue claims against any or all of these companies or individuals.

         In September 1989, the EPA notified the Company that it intended to conduct a remedial investigation and feasibility study ("RI/FS") at the facility unless it determined that a responsible party will undertake such actions. A RI/FS would investigate both surface and subsurface conditions at the facility and would develop recommendations for any remedial actions to be taken beyond the interim remedial actions noted above. The EPA invited the Company to undertake voluntarily the RI/FS and to enter into good faith negotiations with the EPA and other PRPs regarding the planned actions and any corrective measures that may be required. The Company declined to perform the RI/FS, but has continued its dialogue with the EPA regarding the facility and has provided the EPA with information regarding other potentially responsible parties. The EPA began a remedial investigation in or about August 1990. In June 1991, the EPA issued a record of decision setting forth selected remedial action to remove and dispose of asbestos waste that remained at the facility, to be implemented as Operable Unit #2 of site cleanup. The action selected would cost an estimated $293,420. In August
1991, the EPA advised the Company of the EPA's intention to implement this Operable Unit. According to the EPA, this Operable Unit was completed in May
1995. In March 1995 EPA released the Remedial Investigation Report ("RI") and the Feasibility Study Report ("FS") for the Site. The RI provides a detailed characterization of contamination conditions and potential environmental risks at the Site. The FS identifies, develops and evaluates remedial technology alternatives with the objective of identifying the optimal remedy for the Site. The FS identifies alternative remedial actions for surface soil contamination, subsurface soil contamination, groundwater, contaminated electric utilities, contaminated stormwater utilities, and miscellaneous wastes at specific locations on the Site. The remedial action alternatives considered in the FS include, in addition to no-action alternatives, measures whose costs, as estimated in the FS, range from approximately $81,000 to approximately $7.2 million. Depending on which, if any, of these measures EPA were to select for implementation at the Site, total future costs of response at the Site could range from zero to approximately $9.75 million. It is not possible to determine which, if any, of these measures EPA may select for implementation at the Site or, therefore, what the costs of such action, if any, will be. As a prior owner of the facility, the Company is a PRP. The Company and other PRPs may be held jointly and severally liable for the full amount of past and future response costs incurred by the EPA and PADER, subject to rights of contribution among themselves.

         In June 1995 EPA issued a Proposed Plan for Operable Unit #3 at the
Site, which EPA described as a "final remedy for the Site." According to the Proposed Plan, the remedial objective of Operable Unit #3 is to minimize human and environmental exposure to Site-related contaminants in the soil, ground water and sediments. The Proposed Plan describes EPA's Preferred
Alternative for Operable Unit #3 as including abandonment and closure of certain on-site wells in order to prevent migration of contaminants from shallower aquifers to deeper ones at the Site; cleaning, removal and disposal of liquids and sediments in contaminated electric and storm water utilities to prevent potentially contaminated runoff to the Delaware River; removal and disposal of certain miscellaneous wastes; and placement of a deed notice on the Site property to restrict its future use.

         The Proposed Plan estimates the total capital cost of these actions to be approxmimately $600,000. Although EPA has indicated its intention to issue a Record of Decision for Operable Unit #3, the Company cannot foresee whether that Record of Decision will adopt the Preferred Alternative without change. It is not possible to determine which, if any, of these measures EPA may select for implementation at the Site or, therefore, what the costs of such further remedial action, if any, will be.

         As a prior owner of the facility, the Company is a PRP. The Company and other PRPs may be held jointly and severally liable for the full amount of past and future response costs incurred by the EPA and PADER, subject to rights of contribution among themselves. On December 19, 1990, the United
States of America, at the request of the Administrator of the EPA, commenced an action in the United States District Court, Eastern District of
Pennsylvania, against the Company, Overland and Cuyahoga Wrecking
Corporation, an affiliate of Overland ("Cuyahoga"). In the complaint, the United States alleges that the EPA has spent more than $22 million at the facility in conducting response activities "including, among other activities, the assessment of site risks, planning and design or response activities, and the treatment, staging, and removal from the site of large quantities of hazardous substances and/or hazardous wastes and associated structures."
However, by letter dated April 19, 1991, the United States informed the Company that, subject to an audited accounting to be conducted at a later date, its then-current estimate of the total costs incurred in connection with response actions at the facility was $14,125,755.60. This estimate includes contractor invoice payments through February 28, 1991,and EPA payroll and indirect costs through March 5, 1991, and does not include
Department of Justice enforcement costs. The complaint seeks recovery of amounts already spent at the facility from the three defendants, including interest and enforcement costs, a declaratory judgment that the three defendants are liable for any further cleanup costs, and other relief deemed appropriate,including injunctive relief preventing the Company from disposing of its assets or exchanging its assets in a manner that will prevent or hinder the United States from collecting on any money judgment it might obtain. On February 13, 1991, the Company filed its answer to the complaint.
In its answer, the Company has admitted that it owned and operated the facility at a time or times when hazardous substances were disposed of there.
The Company, however, has asserted defenses to liability and asserts vigorously that many of the expenses incurred by the EPA have been improper in that they were not consistent with the national contingency plan. In addition, the Company has asserted a counterclaim against the federal government, alleging that the United States is liable for cleanup costs because it built, owned and operated key portions of the facility and underlying real estate during and after World War II. The parties have conducted a substantial amount of pretrial discovery. The Company intends to defend its interests vigorously. The Company is considering naming other PRPs as defendants if the claims against the Company cannot be settled.

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

         Counsel for the Company and counsel for the United States entered into an Agreement in
      Principle dated December 20, 1994, setting forth terms and conditions to be included in a Consent
      Decree resolving the United States' claims against the Company and the Company's counterclaim.
      Pursuant to the Agreement in Principle, on April 6, 1995, the Company deposited with the clerk of the Court the sum of $4.5 million to be held for use as payment of a portion of the United
      States' claim against the Company upon entry of a Consent Decree embodying these agreed terms
      and conditions, the terms of which the Company is negotiating with the United States.   The
      Company believes that an acceptable Consent Decree will be agreed upon and subsequently approved by the EPA and by the Court, although there can be no assurance of this.  The Company also is continuing settlement discussions with PADER and believes that these discussions will lead to an acceptable Consent Decree that will be approved by PADER and the Court.  Upon entry of the Consent Decree, the Company will make another payment of $4.5 million, plus interest.
      Further payments totaling $4,350,000, plus interest, will be made over a six year period following the entry of the Consent Decree.  During the fourth quarter of 1993, the Company recorded a liability of $14,350,000 to cover the estimated costs of settling this litigation.


      General Litigation

         In May 1990, Springs Industries, Inc., a South Carolina corporation ("Springs"), commenced an action against Golding Industries, Inc. (Raytex Division), a former subsidiary of the Company ("Golding"), in the Supreme Court of the State of New York, County of New York.
      The complaint alleges that Golding printed and finished fabric supplied by Springs, and that the finished fabric did not meet the color fastness and dimensional stability specifications required by Springs.  The complaint seeks unspecified damages exceeding $2 million on each of five causes of action and punitive damages of $5 million.  The Company has received a letter dated
      May 7, 1990, from counsel to the party that purchased Golding from the Company in March 1989, advising it of the commencement of the action and asserting a claim against the Company for defense and indemnification under the terms of the purchase agreement.  By letter dated June 6,
      1990, the Company advised counsel to the party that purchased Golding that the Company would defend the action.  By motion dated June 21, 1990, the Company moved for an order dismissing the complaint in its entirety.  That motion was submitted to the Court on October 16, 1990, and was decided by memorandum decision dated March 11, 1991, dismissing two of the five causes of action and the punitive damages claim.  The plaintiff's time to appeal this decision has expired.
      During discovery, Springs increased its damage claim to an amount between $7.9 million and
      $10.9 million for alleged losses and lost profits.  Pretrial discovery is continuing.  In August 1994, the Company commenced an action in the Supreme Court of the State of New York, County of
      New York against Home Insurance Company and Home Indemnity Company seeking a declaration that the claims asserted by Springs against Golding are covered by the comprehensive general liability policy and the umbrella policy issued by the Home companies.  Both carriers have disclaimed liability.  Pretrial discovery is continuing in this action.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 23, 1995, an annual meeting of the shareholders of the Company was held at which directors were elected to serve until their successors shall have been elected and shall have qualified. The extension of the term of certain options to purchase shares of the Company's common stock was approved. The appointment of the Company's outside auditors for the year ending December 31, 1995 was ratified. The number of votes cast for, against, or withheld/abstained and the number of broker non-votes with regard to each nominee or matter are set forth below:


                                                      Withheld/ Broker
                                  For       Against     Abstained    Non-votes
         Election of directors:
              Harry I. Freund          12,330,789     N/A       213,759        -
              Jay S. Goldsmith         12,330,786     N/A       213,762        -
              David L. Herman          12,330,414     N/A       214,134        -
              Clifford B. Cohn         12,329,392     N/A       215,156        -
              L.G. Schafran        12,330,899    N/A     213,649          -
              James J. Weis        12,330,799    N/A     213,749

         Approval of extension of
         term of certain stock options 10,633,867     1,370,494 540,187        -

         Ratification of auditors      12,391,741     53,463    99,344         -


      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  None
           (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the second quarter of 1995.

                      SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    PUBLICKER INDUSTRIES INC.
                                                          (Registrant)



      Date: August 4, 1995             _____________________________________
                                          James J. Weis, President and Chief
                                          Executive Officer





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



      Date: August 4, 1995
                                              /s/ James J. Weis

                                              James J. Weis, President and
                                              Chief Executive Officer


                                                      /s/ Antonio L. DeLise


                                       Antonio L. DeLise, Vice President -
                                         Finance,Principal Financial and
                                         Accounting Officer
