Form 10-Q/A
period 1995-06-30
PUBLICKER INDUSTRIES INC
filed 1995-09-25
CIK 81050

FORM 10-Q AMENDMENT

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

Counsel for the Company and counsel for the United States entered into an
Agreement in Principle dated December 20, 1994, setting forth terms and conditions to be included in a Consent Decree resolving the United States'
claims against the Company and the Company's counterclaim. Pursuant to the
Agreement in Principle, on April 6, 1995, the Company deposited with the clerk of the Court the sum of $4.5 million to be held for use as payment of a portion of the United States' claim against the Company upon entry of a
Consent Decree embodying these agreed terms and conditions, the terms of
which the Company is negotiating with the United States.   The Company
believes that an acceptable Consent Decree will be agreed upon and subsequently approved by the EPA and by the Court, although there can be no assurance of this.  The Company also is continuing settlement discussions with PADER and believes that these discussions will lead to an acceptable Consent Decree that will be approved by PADER and the Court.  Upon entry of the Consent
Decree, the Company will make another payment of $4.5 million, plus interest.
Further payments totaling $4,350,000, plus interest, will be made over a six year period following the entry of the Consent Decree.  During the fourth quarter of 1993, the Company recorded liability of $14,350,000 to cover the estimated costs of settling this litigation.


      General Litigation

         In May 1990, Springs Industries, Inc., a South Carolina corporation
("Springs"),commenced an action against Golding Industries, Inc. (Raytex
Division), a former subsidiary of the Company ("Golding"), in the Supreme
Court of the State of New York, County of New York. The complaint alleges that Golding printed and finished fabric supplied by Springs, and that the finished fabric did not meet the color fastness and dimensional stability specifications required by Springs. The complaint seeks unspecified damages exceeding $2 million on each of five causes of action and punitive damages of $5 million. The Company has received a letter dated May 7, 1990, from counsel to the party that purchased Golding from the Company in March 1989, advising it of the commencement of the action and asserting a claim against the Company for defense and indemnification under the terms of the purchase agreement. By letter dated June 6, 1990, the Company advised counsel to the party that purchased Golding that the Company would defend the action. By motion dated June 21, 1990, the Company moved for an order dismissing the complaint in its entirety. That motion was submitted to the Court on October
16, 1990, and was decided by memorandum decision dated March 11, 1991, dismissing two of the five causes of action and the punitive damages claim.
The plaintiff's time to appeal this decision has expired. During discovery, Springs increased its damage claim to an amount between $7.9 million and $10.9 million for alleged losses and lost profits. Pretrial discovery is continuing. In August 1994, the Company commenced an action in the Supreme
Court of the State of New York, County of New York against Home Insurance
Company and Home Indemnity Company seeking a declaration that the claims asserted by Springs against Golding are covered by the comprehensive general liability policy and the umbrella policy issued by the Home companies. Both carriers have disclaimed liability. Pretrial discovery is continuing in this action.
In additon to the foregoing, various other legal proceedings are now pending against the Company. The Company considers all such proceedings to be ordinary litigation incident to the character of its business. The majority of such claims is covered by liability insurance. The Company believes that the resolution of those claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on the financial position or results of operations of the Company.

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


      ITEM 6.  EXHIBIT 27 AND REPORTS ON FORM 8-K

             (a)  Exhibit 27

             (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the second quarter of 1995.

                      SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    PUBLICKER INDUSTRIES INC.
                                                          (Registrant)



      Date: September 25, 1995             _____________________________________
                                          James J. Weis, President and Chief
                                          Executive Officer





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


                                                                PUBLICKER
        INDUSTRIES INC.
                                                                (Registrant)



      Date: September 25, 1995
                                              /s/ James J. Weis

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




