Form 10-Q
period 1995-09-30
PUBLICKER INDUSTRIES INC
filed 1995-11-14
CIK 81050

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                         _________________

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995

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

Yes   X    No      .


Number of shares of Common Stock outstanding as of September 30, 1995:
14,860,910



                          PUBLICKER INDUSTRIES INC.
                           AND SUBSIDIARY COMPANIES

                      CONSOLIDATED BALANCE SHEETS AS OF
                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                                          September 30, December
31,
                                                             1995         1994
                                                           (unaudited)
                                                          (in thousands of
dollars)
                                                                  ASSETS

Current assets:
 Cash, including short-term investments of $2,201 in 1995 and $5,740 in 1994
     $     2,473         $     6,274
 Restricted cash                                                 4,500
     -
 Trade receivables, less allowance for doubtful accounts (1995 - $343; 1994 -
 $386)                 10,254             10,838
 Inventories                                                     9,500
 9,061
 Net assets of discontinued operations                             532
 2,510
 Other                                                             982
   825
  Total current assets                                          28,241
   29,508

Property, plant and equipment:
 Land                                                       398            398
 Buildings                                                2,330          2,330
 Machinery and equipment                                  8,403          7,207
 Less - accumulated depreciation                        (4,056)        (3,091)
                                                          7,075          6,844

Goodwill                                                 8,401          8,561
Other assets                                             1,663          1,517
                                                   $    45,380     $   46,430

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt              $     7,735     $    7,657
 Trade accounts payable                                  5,219          6,539
 Accrued liabilities                                    15,084          8,532
  Total current liabilities                             28,038         22,728

Long-term debt                                           8,521          9,780
Other non-current liabilities                           11,050         16,538
  Total liabilities                                     47,609         49,046

Shareholders' equity
 Common shares, $0.10 par value,
 Authorized, 30,000,000 shares
 Issued - 15,405,937 shares in 1995 and 14,950,937 in 1994 1,541          1,495
 Additional paid-in capital                               42,488         41,942
 Accumulated deficit (since January 1, 1984)             (42,367)       (42,441)
 Common shares held in treasury, at cost - 545,027 shares in 1995 and
418,837 shares in 1994             (3,891)                 (3,612)
  Total shareholders' equity
 (2,229)        (2,616)

                                                  $    45,380     $   46,430
                       PUBLICKER INDUSTRIES INC.
                      AND SUBSIDIARY COMPANIES

              CONSOLIDATED STATEMENTS OF INCOME (LOSS)
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                             (unaudited)

                                Three Months Ended    Nine Months Ended

                               September 30,               September 30,
                                       1995              1994*         1995
             1994*
                             (in thousands of dollars except per share data)

Net sales                $  18,106          $   18,787$     57,993
 $    56,920

Costs and expenses:
 Cost of sales                       13,373              14,650      42,366
                44,444
 Selling expenses                     1,375               1,378       4,354
                4,378
 General and administrative expenses           2,894               2,650
                  8,739                    7,946
                                     17,642              18,678
                  55,459                   56,768
Income (loss) from operations           464                 109
                    2,534                      152

Other (income) expenses:
 Interest income                        (25)                (85)
                   (135)                    (223)
 Interest expense                       538                 789       1,731
                    2,356
 Cost of pensions - nonoperating                 168        214         550
                   646
 Legal settlements and costs            130                 117
                   314                      382
                                        811               1,035
                            2,460                    3,161
 Income (loss) from continuing operations       (347)               (926)
                      74                   (3,009)

Discontinued operations:
 Income (loss) from discontinued operations                   -         178
                      -                      479
 Gain on sale or other disposition
   of discontinued operations - net                -                   -
                      -                      500
Net income (loss)             $        (347)       $       (748)
       $             74             $     (2,030)

Earnings (loss) per common share:
 Continuing operations       $         (.02)   $           (.06)
       $            .01           $         (.21)
 Discontinued operations                                     -
                     .01                        -            .07
                             $         (.02)   $           (.05)
       $            .01           $         (.14)

Weighted average common shares
  outstanding                    14,797,410          14,520,100  14,730,489
              14,519,700


*Restated for discontinued operations

                      PUBLICKER INDUSTRIES INC.
                      AND SUBSIDIARY COMPANIES

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
             (in thousands of dollars except share data)
                             (unaudited)




   Accumulated
                                                    Common Shares
  Additional             Deficit              Common             Share-
                                         Shares
    Paid-in                Since             Treasury            holders'
                                         Issued         Amount
    Capital                1-1-84           Shares (1)            Equity

Balance - December 31, 1994   14,950,937      $   1,495      $  41,942
     $ (42,441)          $  (3,612)       $     (2,616)
Issuance of Common Shares        455,000             46            546
             -                   -                 592
Repurchase of Common Shares            -              -              -
              -                (279)               (279)
Net Income                   -                -              -
           74                   -                  74
Balance - September 30, 1995  15,405,937      $   1,541      $  42,488
    $ (42,367)          $  (3,891)         $   (2,229)


(1) Represents 545,027 and 418,837 of common shares held in treasury at September
30, 1995 and December 31, 1994, respectively.

                        PUBLICKER INDUSTRIES INC.
                         AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                               (unaudited)

                                                          Nine Months Ended
                                                          September 30,
                                                         1995
      1994*
                                                           (in thousands of
dollars)
Cash flows from operating activities:
  Income (loss) from continuing operations        $             74    $
        (3,009)
  Adjustments to reconcile income (loss) to net cash provided by
    (used in) continuing operations:
     Depreciation and amortization                           1,267
        1,128
     Provision for doubtful accounts                           148
          306
     Changes in operating assets and liabilities:
       Decrease (increase) in restricted cash              (4,500)
         -
       Decrease (increase) in trade receivables              436
  (1,269)
       Decrease (increase) in inventories                    (439)
   465
       Decrease (increase) in other current assets                (157)
           210
       Decrease (increase) in other assets                   (245)
     (84)
       Increase (decrease) in trade accounts payable            (1,320)
             (1,409)
       Increase (decrease) in accrued liabilities            6,552
      903
       Increase (decrease) in other non-current liabilities          (5,488)
                              302
          Net cash provided by (used in) continuing operations        (3,672)
                           (2,457)

  Income (loss) from discontinued operations                     -         979
  Adjustments to reconcile income to net cash provided by (used in)
     discontinued operations:
       Decrease (increase) in net assets of discontinued operations
         (262)                       (634)
          Net cash provided by (used in) discontinued operations
               (262)                   345
          Net cash provided by (used in) operating activities
               (3,934)               (2,112)

Cash flows from investing activities:
  Proceeds from sale or other disposition of discontinued operations (net)
                2,240     1,446
  Capital expenditures
 (1,196)               (1,393)
          Net cash provided by (used in) investing activities
            1,044                     53

Cash flows from financing activities:
  Borrowings (repayments) of term and revolving loan financing
         (1,224)     -
  Proceeds from the issuance of common shares                   313
               2
          Net cash provided by (used in) financing activities
           (911)                                 2


Net increase (decrease) in cash                             (3,801)
  (2,057)
Cash - beginning of period
6,274              11,675
Cash - end of period                               $         2,473
$         9,618



* Restated for discontinued operations
Note 1 - BASIS OF PRESENTATION

  The accompanying unaudited consolidated condensed financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Publicker Industries Inc. and subsidiary companies as of September 30, 1995 and the results of their operations and their cash flows for the three and nine months ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Certain prior period amounts have been reclassified to conform with the 1995 presentation.

Cash Flow Information
  Cash paid for interest during the nine months ended September 30, 1995 and 1994 was approximately $1,156,000 and $1,457,000, respectively. No cash was paid for income taxes during the nine months ended September 30, 1995 and 1994.

Net Income (Loss) Per Common Share
  Net income (loss) per common share is computed using the weighted average number of outstanding common shares during each period. The effect of stock options and warrants on the computations for 1995 and 1994 were not included as they were antidilutive.

Note 2 -   CREDIT FACILITY AND NOTE REPAYMENT

  On October 11, 1995, the Company entered into a three year $17,060,000 credit agreement ("Loan Agreement"). The Loan Agreement provides for a $13,161,000 revolving credit line ("Revolver"), $2,149,000 of term promissory notes ("Term Notes") and a $1,750,000 credit facility for future capital expenditure financing. The Loan Agreement is secured by substantially all of the Company's assets and bears interest at a rate of one and one-half percent (1 1/2%) in excess of the prime rate.

The Revolver allows the Company to borrow up to $13,161,000, subject to availability limitations and reserves. Letters of credit of up to $1,000,000 may be opened under the Revolver. A fee of one quarter of one percent (1/4%) is charged on the unused portion of the Revolver. The Term Notes amortize on a sixty month straightline basis with a final payment due on the termination of the Loan Agreement.

The Loan Agreement and related documents contain certain covenants including, among others, maintenance of minimum working capital and adjusted net worth (as defined).

The initial drawdown under the Loan Agreement of $7,449,000, together with existing cash, was used to extinguish a revolving credit facility at one of the Company's subsidiaries of $762,000 and to repurchase $7,500,000 face value of 13%
Subordinated Notes for $7,425,000 plus accrued interest. The repurchase of the 13% Subordinated Notes satisfies the annual sinking fund payment due
December 15,
1995. The $75,000 gain on the repurchase will be recorded in the fourth quarter of 1995.

Note 3 - DISCONTINUED OPERATIONS

  During 1994 and early 1995, the Company undertook the sale or other
disposition of several of its businesses.   In March 1994, the Company sold
substantially all the assets of Douglas-Randall, Inc. ("DRI") and subsequently collected its accounts receivable for an aggregate proceeds of approximately $831,000. In October 1994, the Company sold Chatas Glass Company, Inc. ("CGC") and subsequently collected its accounts receivable for an aggregate proceeds of approximately $290,000. On January 31, 1995, the Company sold substantially all the assets of Associated Testing Laboratories, Inc. ("ATL") for $2,240,000 cash, plus the assumption of certain liabilities. As a result, ATL has been reflected as discontinued operation together with DRI, CGC and operations previously shut down. The 1994 interim consolidated financial statements have been restated to also reflect ATL as a discontinued operation. As of September 30, 1995 and December 31, 1994, the Company's net investment in its discontinued operations was included in current assets.


Note 4 - INVENTORIES

  Inventories at September 30, 1995 and December 31, 1994, consisted of the following:

                                      September 30,  December 31,
                                             1995                     1994
                                                     (in thousands)

  Raw materials and supplies             $  5,222        $ 5,058
  Work in process                           1,689          1,818
  Finished goods                            2,589          2,185
                                          $ 9,500         $9,061


Note 5 - INCOME TAXES

  As of September 30, 1995, approximately $105,000,000 of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1995 through 2009, were available to offset future taxable income. In addition, approximately $1,600,000 of unused investment tax credits were available to offset future federal income taxes payable through 2001. As a result of a corporate revaluation during 1984, tax benefits resulting from the utilization in subsequent years of net operating losses and other investment tax credit carryforwards existing as of the date of the corporate revaluation will be excluded from the results of operations and directly credited to additional paid-in capital when realized. As of September 30, 1995, approximately $30,000,000 of the Company's U.S. tax loss carryforwards and approximately $1,600,000 of unused investment tax credits predated the corporate revaluation.

  As of September 30, 1995, deferred tax assets of approximately $39,000,000 relating to the tax benefit of the Company's U.S. tax loss carryforwards of approximately $105,000,000 and unused investment tax credits of approximately $1,600,000 were offset by a full valuation allowance. As of September 30, 1995, approximately $12,000,000 of deferred tax assets predated the corporate revaluation. Subsequent adjustments to the valuation allowance with respect to such deferred tax assets would be directly credited to additional paid-in capital.

Note 6 - ENVIRONMENTAL LITIGATION

  As more fully discussed under Legal Proceedings (and environmental matters included therein) included elsewhere in this Form 10-Q, the United States brought an action in 1990 against the Company and two other parties seeking recovery of costs incurred by the Environmental Protection Agency ("EPA") and other federal agencies in responding to releases or threatened releases of hazardous substances at a facility owned and operated by the Company until early 1986. The Commonwealth of Pennsylvania intervened as a second plaintiff in 1993, seeking recovery of costs allegedly incurred by the Pennsylvania Department of Environmental Protection in responding to such releases or threatened releases at the facility.

  On December 20, 1994, counsel for the Company and litigation counsel for the United States entered into an Agreement in Principle to settle the United States' claims against the Company and the Company's counterclaim. On October 6, 1995, counsel for the Company, litigation counsel for the United States and counsel for
the Commonwealth of Pennsylvania subsequently agreed on the final text of a proposed Consent Decree, which must be finally approved by EPA, the U.S. Department of Justice and the Pennsylvania Department of Environmental Protection, and thereafter entered by the Court.

  Pursuant to the Agreement in Principle, on April 6, 1995, the Company deposited with the clerk of the Court, $4,500,000 which will be turned over to EPA when a Consent Decree embodying the terms of the settlement is entered by the
Court. Upon entry of the Consent Decree, the Company will make another payment to the United States of $4,500,000, plus interest. Further payments to the United States totaling $4,350,000, plus interest, will be made over a six year period following the entry of the Consent Decree. The Company will pay the Commonwealth of Pennsylvania a total of $1,000,000, consisting of an initial payment of $350,000 upon entry of the Consent Decree, followed by four annual payments of $162,500 each, plus interest. In the fourth quarter of 1993, the Company recorded a liability of $14,350,000 to cover the estimated costs of settlement.

  The Company believes that it has sufficient liquidity to comply with the anticipated settlement terms of this environmental litigation and to enable the Company to continue to meet its obligations to pay principal and interest in connection with its indebtedness as well as meet its operating cash requirements.
 The resolution of the Philadelphia litigation represents a significant development for the Company which will greatly increase the Company's flexibility in expanding its existing businesses as well as potentially acquiring businesses.
In connection with its subordinated notes, the Company will be required to make a final sinking fund payment of $7,500,000 on December 15, 1996. The Company expects to fund its sinking fund payment and the long-term payments required in connection with the settlement of the environmental litigation from its available cash resources, availability under the Loan Agreement, cash provided by operations, refinancing or restructuring of existing subordinated notes or in conjunction with the issuance of new debt securities and, if necessary, the sale of one or more of its subsidiary companies. While the Company is considering each of the foregoing, there can be no assurance that these efforts will be successful.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Operating Results - Third Quarter
     Publicker's consolidated sales of $18,106,000 for the third quarter of 1995 decreased by approximately 4% from $18,787,000 for the third quarter of 1994. The Company's income from operations for the third quarter of 1995 totaled $464,000 compared to $109,000 for the third quarter of 1994.

     The Company reported a net loss of $347,000 or $.02 per share for the third quarter of 1995 compared to a net loss of $748,000 or $.05 per share for the third quarter of 1994. The 1995 third quarter results included cost of pensions non-operating of $168,000 and legal settlements and costs of $130,000. The 1994 third quarter results included cost of pensions non-operating of $214,000, legal settlements and costs of $117,000 and income from discontinued operations of $178,000. Interest expense decreased to $538,000 for the third quarter of 1995 compared to $789,000 for the same period in 1994, due to the repurchase or redemption of $7.4 million of 13% Subordinated Notes in 1994.

     Sales for the Company's manufacturing segment (which includes the operations of four subsidiary companies: Bright Star Industries Incorporated, Fenwal Electronics, Inc., Greenwald Industries, Inc. and Masterview Window Company, Inc.) for the third quarter of 1995 were $15,535,000 compared to $15,526,000 for the third quarter of 1994. Income from operations for this segment increased by approximately 130% to $1,532,000 for the third quarter of 1995 compared to $665,000 for the same period in 1994, primarily due to increased labor efficiencies at several of the Company's manufacturing businesses.

     Sales for the Company's services segment (which consists of one subsidiary company: Orr-Schelen-Mayeron & Associates, Inc.) decreased by approximately 21% to $2,571,000 for the third quarter of 1995 compared to $3,261,000 for the third quarter of 1994. The services segment experienced a loss from operations for the third quarter of 1995 of $56,000 compared to income from operations of $310,000 for the same period in 1994. The decline in sales and income from operations was
due to certain operating inefficiencies, reduced headcount and lower contract margins.




Operating Results - Nine Months

     For the nine months ended September 30, 1995, consolidated sales of $57,993,000 increased by approximately 2% compared to sales of $56,920,000 for the first nine months of 1994. The Company's income from operations for the first nine months of 1995 totaled $2,534,000 compared to $152,000 for the first nine months of 1994.

     The Company reported net income of $74,000 or $.01 per share for the nine months ended September 30, 1995 compared to a net loss of $2,030,000 or $.14 per share for the comparable 1994 period. The 1994 results included a loss from continuing operations of $3,009,000 ($.21 per share) and income from discontinued operations of $979,000 ($.07 per share). Other expense (interest expense - net, cost of pensions - nonoperating and legal settlements and costs) decreased by $701,000 in the first nine months of 1995 compared to the same 1994 period due principally to the reduced interest expense on the 13% Subordinated Notes.

     Sales for the Company's manufacturing segment for the first nine months of 1995 increased by approximately 3% to $49,692,000 compared to $48,031,000 for the first nine months of 1994. Income from operations for this segment increased by approximately 179% to $5,297,000 for the first nine months of 1995 compared to $1,897,000 for the first nine months of 1994.

     Sales for the Company's services segment for the first nine months of 1995 decreased by approximately 7% to $8,301,000 compared to $8,889,000 for the first nine months of 1994. Income from operations for this segment decreased to $176,000 for the first nine months of 1995 compared to $638,000 for the same period in 1994.

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

Liquidity

     During the first nine months of 1995, cash, including short-term investments, decreased by $3,801,000. Operating activities consumed cash of $3,934,000 while investing activities provided cash of $1,044,000 and financing activities consumed cash of $911,000. Operating activities principally consisted of an increase in operating assets and liabilities of $5,161,000 offset by depreciation and amortization of $1,267,000. The increase in operating assets was attributable to the $4,500,000 EPA related payment. Investing activities consisted of proceeds of $2,240,000 from the sale of Associated Testing Laboratories, Inc., offset by capital expenditures of $1,196,000. Financing activities consisted of repayments of term loan and capital equipment financings of $1,224,000 offset by proceeds from the issuance of common shares upon exercise of stock options of $313,000.

     On October 11, 1995, the Company entered into a three year $17,060,000 credit agreement ("Loan Agreement"). The Loan Agreement provides for a $13,161,000 revolving credit line, $2,149,000 of term promissory notes and $1,750,000 credit facility for future capital expenditure financing. The Loan Agreement is secured by substantially all of the Company's assets and bears interest at a rate of one and one half percent (1 1/2%) in excess of the prime rate.

The Loan Agreement and related documents contain certain covenants including, among others, maintenance of minimum working capital and adjusted net worth (as defined).

The initial drawdown under the Loan Agreement of $7,449,000, together with existing cash, was used to extinguish a revolving credit facility at one of the Company's subsidiaries of $762,000 and to repurchase $7,500,000 face value of 13%
Subordinated Notes for $7,425,000 plus accrued interest. The repurchase of the 13% Subordinated Notes satisfies the annual sinking fund payment due
December 15,
1995. The $75,000 gain on the repurchase will be recorded in the fourth quarter of 1995.

     As discussed in Part II Item 1 - Legal Proceedings, the Company has reached a tentative agreement to settle the environmental litigation with the United States and the Commonwealth of Pennsylvania. On April 6, 1995, the Company funded a $4,500,000 court administered escrow account. Further payments totaling
$9,850,000 will be made to the United States and the Commonwealth of Pennsylvania over a six year period following the entry of the Consent Decree with the court.
In connection with its subordinated notes, the Company will be required to make a final sinking fund payment of $7,500,000 on December 15, 1996. The Company believes it has sufficient liquidity to comply with the anticipated settlement terms of its environmental litigation and to enable the Company to continue to meet its obligations to pay principal and interest in connection with its indebtedness as well as meet its operating cash requirements. The Company expects to fund its sinking fund payment and the long-term payments required in connection with the settlement of the environmental litigation from its available cash resources, availability under the Loan Agreement, cash provided by operations, refinancing or restructuring of existing subordinated notes and, if necessary the sale of one or more of its subsidiary companies. While the Company is considering each of the foregoing, there can be no assurance that these efforts will be successful. The Company's failure to generate positive cash flows from operations or its inability to arrange refinancing or restructuring of the subordinated notes could have a material adverse effect on the Company. The resolution of the environmental litigation represents a significant development for the Company which will greatly increase the Company's flexibility in expanding its existing businesses as well as potentially acquiring additional businesses.

     The indenture under which the Company's subordinated notes were issued contains various restrictive covenants that include, among other things, restrictions on the payment of dividends or distributions to shareholders and the
maintenance of consolidated net worth (as defined) of at least $8,000,000. If the Company's consolidated net worth (as defined) at the end of any two consecutive fiscal quarters declines to less than $8,000,000, the Company would be required to make an offer to purchase, on the last day of the fiscal quarter next following such second fiscal quarter, 25% of the aggregate principal amount of the notes then outstanding at a purchase price equal to 100% of their principal amount plus accrued interest. The definition of consolidated net worth excludes costs incurred in connection with the settlement of the Company's environmental litigation. Accordingly, as of September 30, 1995, consolidated net worth (as defined) amounted to approximately $12,000,000.

     During the first nine months of 1995, the Company's capital expenditures totaled $1,196,000. The Company anticipates that its level of capital expenditures for 1995 will be consistent with those of 1994. The Company has not
entered into any material commitments for acquisitions or capital expenditures and retains the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 1995 with its available cash resources and its other cash flows as well as through capital equipment financing.

     At September 30, 1995, approximately $105 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1995 through 2009, were available to offset future taxable income. In addition, approximately $1,600,000 of unused investment tax credits were available to offset future federal income taxes payable through 2001.
PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Environmental Matters - Philadelphia, Pennsylvania

     A tentative settlement of the following matter has been reached with the United States and with the Commonwealth of Pennsylvania.

     The Company is a defendant in United States, et al., v. Publicker
Industries
Inc., et al., Civil Action No. 90-7984 (E.D. Pa.). The United States commenced the action in December 1990 against the Company and two other defendants, Cuyahoga Wrecking Corporation and Overland Corporation. The United States seeks to recover under the Comprehensive, Environmental Response, Compensation and Liability Act ("CERCLA") costs incurred by the United States Environmental Protection Agency ("EPA") and other federal agencies in responding to releases of hazardous substances at a site located in Philadelphia, Pennsylvania. The Company owned and operated the site as a manufacturing and storage facility until
1986, when the Company sold the facility to Overland Corporation.

     In May 1993, in contemplation of a settlement, the Commonwealth of Pennsylvania was granted leave by the Court to join in the litigation as a plaintiff. The Commonwealth of Pennsylvania seeks to recover money allegedly expended by its Department of Environmental Protection ("PADEP") in connection with hazardous substances at the site.

      During the fourth quarter of 1993, the Company recorded a liability of $14,350,000 to cover the estimated costs of settling this litigation.

     Counsel for the Company and litigation counsel for the United States entered into an Agreement in Principle dated December 20, 1994, setting forth terms and conditions to be included in a Consent Decree resolving the United States' claims against the Company and the Company's counterclaim. Pursuant to this Agreement in Principle, on April 6, 1995, the Company deposited with the clerk of the Court the sum of $4.5 million to be held for use as payment of a portion of the United States' claim against the Company upon entry of a Consent Decree embodying the agreed terms and conditions.

     Counsel for the Company, litigation counsel for the United States, and counsel for PADEP agreed upon the final text of a proposed Consent Decree on October 6, 1995. The agreed Consent Decree is subject to final approval by EPA, the U.S. Department of Justice, and PADEP. The Company believes that the agreed Consent Decree will be finally approved by these agencies and thereafter entered by the Court, although there can be no assurance of this.

     Upon entry of the Consent Decree, the Company will make another payment to the United States of $4.5 million, plus interest. Further payments to the United
States totaling $4.35 million, plus interest, will be made over a six year period following the entry of the Consent Decree. The Company will pay the Commonwealth of Pennsylvania a total of $1.0 million, consisting of an initial payment of $350,000 upon entry of the Consent Decree, followed by four annual payments of $162,500 each, plus interest. These payments will be in settlement of all of the
United States' and the Commonwealth of Pennsylvania's claims against the Company.

     The Company may have contribution rights against other parties who sent hazardous substances to the site or arranged for storage of hazardous substances at the site for some portion of any payment the Company may be required, or may agree, to make to the United States or to the Commonwealth of Pennsylvania in this matter. However, the Company has not yet determined whether, or under what conditions, it might initiate litigation against such other parties.

     The Company has notified its current insurers and identifiable former insurers of this actions, but no insurer has admitted liability to pay either the
Company's costs of defending this action or any liability the Company may suffer in this action. The Company cannot determine at this time whether any portion of such costs or liability may be recovered through insurance.

Springs Industries Inc. Litigation

     This Matter has been Settled

     In May 1990, Springs Industries, Inc., a South Carolina corporation ("Springs"), commenced an action against Golding Industries, Inc. (Raytex Division), a former subsidiary of the Company ("Golding"), in the Supreme Court of the State of New York, County of New York. The complaint alleges that
 Golding
printed and finished fabric supplied by Springs, and that the finished fabric did not meet the color fastness and dimensional stability specifications required by Springs. The complaint seeks unspecified damages exceeding $2 million on each of five causes of action and punitive damages of $5 million. The Company has received a letter dated May 7, 1990, from counsel to the party that purchased Golding from the Company in March 1989, advising it of the commencement of the action and asserting a claim against the Company for defense and indemnification under the terms of the purchase agreement. By letter dated June 6, 1990, the Company advised counsel to the party that purchased Golding that the Company would defend the action. By motion dated June 21, 1990, the Company moved for an order dismissing the complaint in its entirety. That motion was submitted to the Court on October 16, 1990, and was decided by memorandum decision dated March
11, 1991, dismissing two of the five causes of action and the punitive damages claim. The plaintiff's time to appeal this decision has expired. During discovery, Springs increased its damage claim to an amount between $7.9 million and $10.9 million for alleged losses and lost profits. On October 18, 1995, the parties agreed to settle this action. In August 1994, the Company commenced an action in the Supreme Court of the State of New York, County of New York against Home Insurance Company and Home Indemnity Company seeking a declaration that the claims asserted by Springs against Golding are covered by the comprehensive general liability policy and the umbrella policy issued by the Home companies. The Home companies litigation has also been settled. Stipulations and releases confirming the settlements are being circulated for signature. The net cost of the settlements with Springs and the Home companies was not material.

General Litigation

     In addition to the foregoing, various other legal proceedings are now pending against the Company. The Company considers all such proceedings to be ordinary litigation incident to the character of its business. The majority of such claims is covered by liability insurance. The Company believes that the resolution of those claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on the financial position or results of operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) None
  (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the third quarter of 1995.

                         SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PUBLICKER INDUSTRIES INC.
                                       (Registrant)



Date: November 14, 1995                ________________________________-
_____
                                       James J. Weis, President and
Chief
                                       Executive Officer





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


                                       PUBLICKER INDUSTRIES INC.
                                       (Registrant)



Date: November 14, 1995                /s/ James J. Weis

                                       James J. Weis, President and
                                       Chief Executive Officer


                                       /s/ Antonio L. DeLise

                                       Antonio L. DeLise, Vice President
-
                                       Finance, Principal Financial and
                                       Accounting Officer