Form 10-K
period 1995-12-31
PUBLICKER INDUSTRIES INC
filed 1996-03-04
CIK 81050

FORM 10-K

           SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549
                   _________________
     (Mark One)

     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1995
                           OR

     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     Commission file number 1-3315

                  PUBLICKER INDUSTRIES INC.
   (Exact name of registrant as specified in its charter)

    Pennsylvania                                23-0991870
 (State of incorporation)              (I.R.S. Employer
Identification No.)

  1445 East Putnam Avenue, Old Greenwich, Connecticut 06870
          (Address of principal executive offices)

Registrant's telephone number, including area code: (203) 637-4500

 Securities Registered Pursuant to Section 12(b) of the Act:
                                                 Name of
exchange on
                                  Title of each class
which registered

Common Stock ($.10 par value)                   New York Stock
Exchange
Rights to Purchase Class A Preferred Stock, First Series
New York Stock Exchange

Securities Registered Pursuant To Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

As of January 31, 1996, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $40,572,719.

Number of shares of Common Stock outstanding as of January 31, 1996:
14,884,910

             Documents Incorporated By Reference

Part III, Items 10, 11, 12, and 13 are incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the 1996 Annual Meeting of Shareholders.

PART I

ITEM 1.  BUSINESS

General

    Publicker Industries Inc. ("Publicker") or the ("Company") was originally incorporated in 1913 in the Commonwealth of Pennsylvania and commenced operations as a public company in 1946 when its shares were first listed on the New York Stock Exchange. At that time, the Company was one of the largest alcohol producers in the world and had over 5,000 employees. Publicker remained profitable until the early 1950s when it began a remarkable decline that spanned four decades. By early 1985, the Company had only 300 employees and was badly in need of a capital infusion.

Capital Infusion - April 1985
 In April 1985, a group of investors represented by Harry I. Freund and Jay S. Goldsmith of Balfour Investors Inc. (formerly known as Balfour Securities Corporation), a merchant banking firm that was then engaged in a general securities brokerage business, purchased 1,600,000 shares of Common Stock of the Company for $4 million. This amount was immediately applied to reduce the Company's working capital deficit. At that time, Messrs. Freund and Goldsmith were appointed to the Board of Directors of the Company as was David L. Herman, who later became President of the Company on March 31, 1986. Balfour also received options to purchase an additional 400,000 shares of the Company's common stock at a price of $2.50 per share for five years, which period was subsequently extended by ten years. To date, these options have not been exercised.

Rights Offering - August 1985
 In an offering that commenced in August 1985, the Company made a pro rata distribution to its shareholders of rights to buy additional common stock. Under this rights offering, the Company received net proceeds of approximately $5,137,000. This amount was also used to increase the Company's working capital and was primarily used to reduce outstanding accounts payable and accrued liabilities. By the end of 1985, the Company's working capital deficit had been reduced to less than $1 million and shareholders equity had increased to $12.9 million.

Issuance of Subordinated Notes - December 1986
 In December 1986, the Company issued $30 million principal amount of 13% Subordinated Notes which, together with the proceeds from asset dispositions, left the Company poised to commence its acquisition program. As of
December 31, 1995, a total of $22.5 million of these notes have been repurchased or redeemed leaving a balance outstanding of $7.5 million.

Former Alcohol Manufacturing Facility - Philadelphia, Pennsylvania
                                  When the Company departed from
     its historical business of manufacturing and selling alcohol, it ceased operations at its alcohol manufacturing plant and bulk liquid storage facility in Philadelphia, Pennsylvania. On March 31, 1986, the Company sold the facility for $3 million. The purchaser of the facility, a wrecking company, commenced demolition at the site and was in the process of dismantling the facility when it filed for bankruptcy in January 1987. On June 26, 1987, a fire occurred at the facility which gave rise to suspicion that there had been releases of hazardous substances at the facility. Since 1987, the United States Environmental Protection Agency (the "EPA") has been conducting remedial actions at the facility. In December 1990, the EPA commenced an action in the United States District Court, Eastern District of Pennsylvania, against the Company. In the complaint, the EPA alleged that it has spent more than $22 million in conducting environmental response activities at the site. The complaint seeks recovery of amounts already spent at the facility including interest and enforcement costs and a declaratory judgement that the Company is liable for any further clean-up costs. In May 1993, the Commonwealth of Pennsylvania Department of Environmental Protection ("PADEP") intervened in this litigation. PADEP's complaint seeks reimbursement of past response costs alleged to be approximately
     $1.3 million, future response costs incurred in connection with cleaning-up the facility and a declaratory judgement as to the Company's liability for those costs. Counsel for the Company and litigation counsel for the United States entered into an Agreement in Principle dated December 20, 1994, setting forth terms and conditions to be included in a Consent Decree resolving the United States' claims against the Company. Pursuant to this Agreement in Principle, on April 6, 1995, the Company deposited with the clerk of the Court the sum of $4.5 million to be held for use as payment of a portion of the United States' claim against the Company upon entry of a Consent Decree embodying the agreed terms and conditions.

                                  Counsel for the Company,
     litigation counsel for the United States, and counsel for PADEP agreed upon the final text of a proposed Consent Decree on October 6, 1995. The agreed Consent Decree has been executed by EPA, the U.S. Department of Justice, PADEP and the Company and was lodged with the Court on December 28, 1995.

                                  Upon entry of the Consent
     Decree, the Company will make another payment to the United States of $4.5 million, plus interest. Further payments to the United States totaling $4.35 million, plus interest, will be made over a six year period following the entry of the Consent Decree. The Company will pay the Commonwealth of Pennsylvania a total of $1.0 million. An initial payment of $350,000 will be made to the Commonwealth upon entry of the Consent Decree. Further payments to the Commonwealth totalling $650,000, plus interest, will be made over a four year period following the entry of the Consent Decree. These payments will be in settlement of all of the United States' and the Commonwealth of Pennsylvania's claims against the Company.

                                  The Company recorded a liability
     of $14,350,000 in the fourth quarter of 1993 to cover the estimated costs of settling this litigation. Reference is made to Item 3 - Legal Proceedings for additional information on this matter.

     Acquisition of Golding Industries, Inc. - 1987
                                  During 1987, the Company turned
     its attention to the need to acquire profitable businesses. In September 1987, the Company completed the acquisition of Golding Industries, Inc. ("Golding") for $25 million in cash.

     Sale of Golding Industries, Inc. - 1989
                                  During the year following the
     Company's acquisition of Golding, the Company continued to seek other acquisition candidates that satisfied the Company's acquisition criteria. Throughout this period, the Company observed that the prices being paid for corporate acquisitions were rising dramatically. Accordingly, late in 1988, the Company announced that it would seek a purchaser for Golding and that it was engaged in preliminary discussions with several potential purchasers. On March 28, 1989, the Company completed the sale of Golding for the aggregate sale price of $43.5 million. The Company decided to sell Golding to realize what it believed was a very favorable price, to improve its balance sheet and to increase funds available for general corporate purposes and possible future acquisitions.

     Acquisition of Ten Businesses - December 1990 and February 1991
                                  Following the sale of Golding in
     early 1989, the Company continued to seek attractive, fairly-priced acquisitions for the Company. Throughout 1989, acquisition price levels remained extremely high and the Company found few viable acquisition candidates that it felt were fairly priced. Toward the end of 1989 and during early 1990, a significant decline in the price levels of merger and acquisition transactions occurred.
     During 1990, the Company pursued several acquisition efforts and, in October 1990, signed definitive agreements to purchase a group of ten businesses from HM Holdings, an indirect wholly-owned subsidiary of Hanson PLC. The acquisition of nine of these businesses was completed in December 1990 and the tenth was completed in February 1991. The purchase price of the group of ten businesses, including acquisition related costs, was approximately $32 million.

     KSI Systems, Inc. - 1992
                                  Following the acquisition of the
     assets that were used to form KSI Systems, Inc. ("KSI") in 1990, as part of the group of ten businesses acquired from Hanson PLC, it was determined that due to intense competition, KSI could not obtain contracts that it could perform profitably. As existing contracts were completed during 1992, the operating levels of KSI were reduced and, in September 1992, all operations of KSI were discontinued.

     Sale of American Cryogas Industries, Inc. - 1993
                                  In April 1993, the Company sold
     substantially all the assets of American Cryogas Industries, Inc. ("ACI") for $14,000,000 in cash, plus the assumption of certain liabilities. This transaction resulted in a gain of $9,397,000. The Company sold the assets of ACI to realize what it believed was an attractive price, to provide funds for operating purposes and to improve liquidity, as well as provide funds that may be used in connection with the Company's environmental litigation. ACI has been reflected in the consolidated financial statements as a discontinued operation.

     Disposition of Nevco Housewares, Inc. - 1993
                                  Following the acquisition of
     Nevco Housewares, Inc. ("Nevco") in 1990, Nevco failed to achieve a consistent level of profitability. Accordingly, during the third quarter of 1993, the operations of Nevco were concluded and substantially all of the inventory and purchase commitments of Nevco were sold. Nevco has been reflected in the consolidated financial statements as a discontinued operation.

     Sale of Douglas-Randall, Inc. - 1994
                                  In March 1994, the Company sold
     substantially all the assets of Douglas-Randall, Inc. ("DRI") and subsequently collected its accounts receivable for aggregate
     proceeds of approximately $831,000.   DRI has been reflected in the
     consolidated financial statements as a discontinued operation.

     Sale of Chatas Glass Company, Inc. - 1994
                                  In October 1994, the Company
     sold Chatas Glass Company, Inc. ("CGC") and subsequently collected its accounts receivable for aggregate proceeds of approximately $290,000. CGC has been reflected in the consolidated financial statements as a discontinued operation.

     Sale of Assets Held for Disposition
                                  From 1985 through 1994, the
     Company realized approximately $28 million from the sale or other dispositions of idle assets. During 1993 and 1994 gains totaling approximately $1.6 million were recognized. The remaining idle assets consist primarily of land in Gretna, Louisiana and Muscatine, Iowa.

     Sale of Associated Testing Laboratories, Inc. - 1995
                                  On January 31, 1995, the Company
     sold substantially all the assets of Associated Testing
Laboratories, Inc. ("ATL") for $2,240,000 in cash, plus the assumption of certain liabilities. ATL has been reflected in the consolidated financial statements as a discontinued operation.

     Sale of Bright Star Industries, Incorporated
                                  On February 16, 1996, the
     Company sold substantially all of the assets of Bright Star Industries, Incorporated ("BSI") for $5,500,000 in cash, plus the assumption of certain liabilities. The proceeds on the sale will be used to repay certain debt obligations and to improve the Company's liquidity. BSI has been reflected in the consolidated financial statements as a discontinued operation.

     Description of Business
                                  The Company operates in two
     business segments: manufacturing and services. Publicker's operating companies are as follows:

     Fenwal Electronics, Inc.     Manufacturing of electronic
     components
     Greenwald Industries, Inc.   Manufacturing of coin handling
     equipment
     Masterview Window Company, Inc.   Manufacturing of aluminum
     windows and doors
     Orr-Schelen-Mayeron & Associates, Inc.      Engineering services

                                  Detailed descriptions and
     general developments of the business conducted by each segment follows:

     Manufacturing
                                  The Company's manufacturing
     segment consists of three subsidiary companies - Fenwal Electronics, Inc., Greenwald Industries, Inc. and Masterview Window Company, Inc. A description of each business follows:

     Fenwal Electronics, Inc.

                                  Fenwal designs and manufactures
     precision, high reliability, negative temperature coefficient thermistors and thermistor assemblies. Fenwal's products are sold to a broad range of appliance, automotive, industrial, consumer, oceanographic and military/aerospace companies. Fenwal enjoys a reputation as one of the world's leading manufacturers of proven superior quality thermistors. The principal raw materials used by the Company are ceramic materials, wire and various electronic components, all of which are available from many sources. Fenwal operates from a modern, high-technology facility in Massachusetts where its research and development efforts are an integral part of its design and production process. The Fenwal manufacturing facility has been surveyed and certified by various governmental, military and aerospace agencies and large manufacturers and has received numerous awards from its customers due to its quality and production capabilities. Fenwal also operates a manufacturing facility in St. Lucia, BWI for the assembly of electronic components and a sales office in the United Kingdom. Fenwal experiences a moderate level of competition for its product and is a recognized leader in the ceramic thermistor industry. Competition is primarily based on product performance, product specification and service. Approximately 30% of Fenwal's sales are to customers located outside of the United States.

                                  Greenwald Industries, Inc.

                                  Greenwald Industries, Inc.
     designs and manufactures coin meter systems used primarily in the commercial laundry appliance industry. In addition, Greenwald products are also sold to the vending, amusement and car wash industries. Greenwald sales are made to original equipment manufacturers as well as distributors and route operators. Established in 1954, Greenwald has developed an outstanding
     reputation and is the dominant manufacturer in its market.   The
     primary raw material used by Greenwald includes rolled and strip steel, metal stamped parts and certain electronic components, all of which are readily available from multiple sources. Several of Greenwald's products are imported. Certain of Greenwald's products are manufactured overseas under the Company's patented designs and proprietary tooling. The Company believes that an interruption in the supply of imported products would have a negative short-term impact. However, production of such products can be sourced from other vendors. Greenwald successfully competes against several other companies due to its reputation for selling higher quality coin handling equipment at competitive prices. Among Greenwald's customers are several large original equipment manufacturers. Greenwald experiences a certain degree of seasonality with sales declines typically occurring during the summer months. In December 1995, Greenwald purchased a facility in Chester, Connecticut and plans on relocating its office and manufacturing operations, presently located in Brooklyn, New York, in 1996.

                                  Masterview Window Company, Inc.

                                  Masterview Window Company,
     located in Phoenix, Arizona, is engaged in the manufacture, sale, distribution and installation of aluminum windows and doors for the single and multi-family new housing marketplace. Masterview is a licensed contractor in the states of Arizona, California and Nevada. The principal raw materials used in the manufacture of aluminum windows and doors include aluminum extrusions and glass. These
     materials are readily available from numerous sources.   Masterview
     has benefited from continued strength in housing starts in its market areas. The southwest has been among the fastest growing regions in the United States. Masterview experiences intense competition for its products but has achieved a strong position in the Arizona market. Competition is based primarily on price, quality and customer service. Masterview sells to several of the largest home manufacturers in Arizona and Nevada and two of its customers each constitute more than 10% of its annual sales. Masterview experiences a certain degree of seasonality and its sales tend to decline during the winter months.

     Services
                                  The Company's services segment
     consists of one subsidiary company - Orr-Schelen-Mayeron &
Associates, Inc.  A description is as follows:

                                  Orr-Schelen-Mayeron & Associates, Inc.

                                  Orr-Schelen-Mayeron & Associates, Inc.
provides general engineering, design and architectural services. OSM is headquartered in Minneapolis, Minnesota and operates a branch office in Eau Claire, Wisconsin. OSM's primary customer base is located in the midwestern United States. OSM's capabilities include all facets of engineering of general construction projects as well as environmental, transportation and water resource management engineering services. OSM enjoys an outstanding reputation in its primary marketplace and is one of the largest firms of its type in the Minneapolis area. Competition for the Company's services are characterized primarily by reputation, quality of work and cost effectiveness. As of December 31, 1995 and 1994, OSM had contract backlogs of approximately $4,900,000 and $5,300,000, respectively. Substantially all of OSM's backlog is expected to be completed in 1996.

     Employees

                                  As of December 31, 1995, the
     Company had approximately 825 employees at continuing operations engaged in manufacturing operations, engineering, marketing, sales, service, and administrative activities. Approximately 12% of the Company's employees are unionized. The Company has experienced a low employee turnover rate in the past and considers its employee relations to be good.






     Segment Information

                                  During 1995, the Company
     operated in two business segments: manufacturing and services. The segments and their engaged activities are as follows:


                                  Manufacturing  Engaged
     Activity
                                  Fenwal Electronics, Inc. Electronic components
                                  Greenwald Industries, Inc.    Coin
handling equipment
                                  Masterview Window Company, Inc.
Aluminum windows and doors

                                  Services
                                  Orr-Schelen-Mayeron &
     Associates, Inc.             Engineering services

     Information about the Company's operations by segment for the years ended December 31, 1995, 1994 and 1993 is presented in the following table. The Company's Fenwal subsidiary has a manufacturing facility in St. Lucia, BWI, and a sales office in the United Kingdom. The Company had no other foreign operations during the three years ended December 31, 1995, and identifiable foreign assets were not significant. For each of the three years ended December 31, 1995, the Company had export sales of approximately $7,100,000, $6,600,000 and $4,200,000, respectively. Such sales were primarily to Canada, Europe and the Far East.

       Financial Information Relating to Industry
            Segments and Classes of Products
               (in thousands of dollars)



                                             1995          1994*
   1993*
     Net sales to unaffiliated customers:
                                     Manufacturing $       56,014
$             52,578                   $     46,654
                                     Services          10,276
   11,884                              9,972
                                                  $ 66,290  $        64,462
                             $          56,626

     Income (loss) from operations:1
                                     Manufacturing $        6,701
$              2,887                   $          2,791
                                     Services            (524)
798                                   710
                                     Corporate and other              (3,934)
                       (3,560)                            (3,874)
      $              2,243                   $     125
$     (373)

     Identifiable Assets:
                                     Manufacturing $       26,594
           $23,454                   $         22,874
                                     Services           4,006
   5,654                              5,038
                                     Corporate and other              14,590
                                16,192                              24,999
                                                            $    45,190
        $             45,300                        $     52,911

     Depreciation and Amortization Expense:
                                     Manufacturing $          980
$                792                   $            552
                                     Services             281
     241                              193
                                     Corporate and other              247
                  349                             457
                                                            $    1,508
                  $    1,382                         $         1,202

     Capital Expenditures:
                                     Manufacturing $        2,810
$              1,268                   $            913
                                     Services             162
     297                              174
                                     Corporate and other              396
                   5                                20
                                                  $ 3,368
$    1,570                    $         1,107

     (1) Before interest income, interest expense and items of a nonoperating or nonrecurring nature.


     * Restated for discontinued operations.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT   (See Item 10
     herein)

     The following table sets forth information about the executive officers of the Company as of March 1996. The business address of each executive officer is the address of the Company, 1445 East Putnam Avenue, Old Greenwich, Connecticut 06870, and each executive officer is a United States citizen.

                  Name                 Age        Office and Position

         James J. Weis            47        President, Chief Executive
     Officer
                                            and Director

         Antonio L. DeLise             34        Vice President, Chief
     Financial Officer
                                            and Secretary

         There is no family relationship between any of the executive officers of the Company. Each officer is elected to serve for a term ending with the next annual meeting of shareholders.

      Mr. Weis joined the Company in September 1984 as Assistant to the President. Mr. Weis was elected Vice President in November 1984, Chief Financial Officer and Secretary in April 1986, Executive Vice President-Finance in August 1989 and President, Chief Executive Officer and Director on March 8, 1995.

      Mr. DeLise, a Certified Public Accountant, joined the Company in April 1995 as Vice President, Chief Financial Officer and Secretary. Prior to joining the Company, Mr. DeLise was employed as a Senior Manager with the firm of Arthur Andersen LLP and had been with such firm from July 1983 through March 1995.

     ITEM 2.  PROPERTIES

     Operating Properties
      The Company owns and leases various properties that are suitable and adequate for its present needs. All of the Company's active facilities are generally being fully utilized.

     Fenwal Electronics, Inc.
      Fenwal leases approximately 103,000 square feet of manufacturing and office space in Milford, Massachusetts under a lease expiring in 2006, approximately 9,000 square feet of manufacturing space in St. Lucia, BWI under a lease expiring in 1998 and approximately 2,000 square feet of office space in the United Kingdom under a lease expiring in 2000.

     Greenwald Industries, Inc.
      In 1995, Greenwald acquired a building of approximately 119,000 square feet containing manufacturing and office space in Chester, CT. This facility includes 28 acres of land. Greenwald is currently renting on a month-to-month basis approximately 105,000 square feet of manufacturing and office space in Brooklyn, New York. Greenwald also owns an 8,000 square foot manufacturing facility and land adjoining the rented facility for which management is actively seeking buyers.

     Masterview Window Company, Inc.
      Masterview owns a building of approximately 58,000 square feet containing manufacturing and office space in Phoenix, Arizona. This facility includes 11 acres of land.

     Orr-Schelen-Mayeron & Associates, Inc.
      OSM leases approximately 38,000 square feet of office space in Minneapolis, Minnesota, under a lease expiring in 2002. OSM also leases approximately 1,000 square feet of office space in Eau Claire, Wisconsin, under a lease expiring in 2000.

     Executive Offices
      The Company's executive offices are located in approximately 3,000 square feet of space in Old Greenwich, Connecticut, and are occupied under
     a lease expiring in February 1999.   The Company also maintains
     approximately 2,600 square feet of office space, for general corporate purposes, in New York City under a lease expiring in 2004.

     Properties Held for Disposition
      The Company owns property in Gretna, Louisiana and Muscatine, Iowa for which management is actively seeking buyers.



     ITEM 3.  LEGAL PROCEEDINGS

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

      In May 1993, in contemplation of a settlement, the Commonwealth of Pennsylvania was granted leave by the Court to join in the litigation as a plaintiff. The Commonwealth of Pennsylvania seeks to recover money allegedly expended by its Department of Environmental Protection ("PADEP") in connection with hazardous substances at the site. Since 1992, at the parties request, the case has remained on the Court's inactive docket.

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

      Counsel for the Company, litigation counsel for the United States, and counsel for PADEP agreed upon the final text of a proposed Consent Decree on October 6, 1995. The agreed Consent Decree has been executed by EPA, the U.S. Department of Justice, PADEP and the Company and was lodged with the Court on December 28, 1995. The Company anticipates that the United States will move for entry of the Consent Decree within the next several months. The Company believes that the agreed Consent Decree will be subsequently entered by the Court, although there can be no assurance of this.

      Upon entry of the Consent Decree, the Company will make another payment to the United States of $4.5 million, plus interest. Further payments to the United States totaling $4.35 million, plus interest, will be made over a six year period following the entry of the Consent Decree. The Company will pay the Commonwealth of Pennsylvania a total of $1.0 million. An initial payment of $350,000 will be made to the Commonwealth upon entry of the Consent Decree. Further payments to the Commonwealth totalling $650,000, plus interest, will be made over a four year period following the entry of the Consent Decree. These payments will be in settlement of all of the United States' and the Commonwealth of Pennsylvania's claims against the Company and the Company's counterclaims against the United States relating to the Philadelphia site, subject only to certain "reopener" provisions in the event future discovery of certain defined types of presently unknown conditions or information pertaining to the site.

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

      The Company has notified its current insurers and identifiable former insurers of this action, but no insurer has admitted liability to pay either the Company's costs of defending this action or any liability the Company may suffer in this action. The Company cannot determine at this time whether any portion of such costs or liability may be recovered through insurance.






     Springs Industries Inc. Litigation

      This Matter has been Settled

      In May 1990, Springs Industries, Inc., a South Carolina corporation ("Springs"), commenced an action against Golding Industries, Inc. (Raytex Division), a former subsidiary of the Company ("Golding"), in the Supreme Court of the State of New York, County of New York. The complaint alleged that Golding printed and finished fabric supplied by Springs, and that the finished fabric did not meet the color fastness and dimensional stability specifications required by Springs. The complaint sought unspecified damages exceeding $2 million on each of five causes of action and punitive damages of $5 million. During discovery, Springs increased its damage claim to an amount between $7.9 million and $10.9 million for alleged losses and lost profits. In August 1994, the Company commenced an action in the Supreme Court of the State of New York, County of New York against Home Insurance Company and Home Indemnity Company seeking a declaration that the claims asserted by Springs against Golding are covered by the comprehensive general liability policy and the umbrella policy issued by the Home companies. These actions were settled during the fourth quarter fo 1995. The net cost of the settlements with Springs and the Home companies was not material.

     General Litigation

      In addition to the foregoing, various other legal proceedings are now pending against the Company. The Company considers all such proceedings to be ordinary litigation incident to the character of its businesses. Certain claims are covered by liability insurance. The Company believes that the resolution of those claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on the financial position or results of operations of the Company.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                           PART II

     ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                   RELATED SECURITY HOLDER MATTERS


      (a)     The New York Stock Exchange is the principal market on which the
                   Company's common stock is traded (trading symbol: PUL).

              The high and low sales prices of the Company's common stock on the
                   New York Stock Exchange during 1995 and 1994 as reported on the
                   Consolidated Transaction Reporting System are shown below:


                                           1995
              1994
                                  High        Low       High
    Low

          First Quarter       $ 2 3/8   $ 1 7/8     $    1 1/2     $    1 1/8
          Second Quarter        2 1/8     1 3/4          1 5/8          1 3/8
          Third Quarter         2         1 5/8          2 1/8          1 5/8
          Fourth Quarter        2 3/8     1 1/2          2 3/8          1 3/4


                                       (b)       There were
                                                 approximately 3,385
                                                 registered holders of
                                                 record of common stock
                                                 of the Company as of
                                                 January 31, 1996.

                                        (c)       The Company did not
                                                  pay dividends on its
                                                  common stock during
                                                  the prior five fiscal
                                                  years and does not
                                                  anticipate paying
                                                  dividends in the
                                                  foreseeable future.


     The Indenture, dated as of December 15, 1986, under which the Company's 13% Subordinated Notes due December 15, 1996 were issued, contains certain restrictions with respect to the payment of dividends by the Company. Generally, while the Notes are outstanding, the Company may not declare or pay any dividend or make any payments or distributions on its capital stock or to its stockholders (other than dividends or distributions payable in its capital stock) if at the time of such action or as a result thereof: (A) the Company is in default on the Notes or (B) the cumulative amount of such dividends and distributions after December 31, 1986 exceeds the sum of (i) 50% of the Company's cumulative consolidated net income (as defined in the Indenture) after December 31, 1986 (or, in the event such amount is a deficit, minus 100% of such deficit) and (ii) the aggregate gross proceeds received after December 31, 1986 by the Company from the sale of capital stock (other than capital stock subject to mandatory redemption before December 15, 1996). Because the most restrictive of these tests, the cumulative consolidated net income test, relates to periods after December 31, 1986, the Company is restricted from declaring or paying any cash dividends. The final sinking fund payment under the Notes is due December 1996.
     ITEM 6.  SELECTED FINANCIAL DATA

                      The selected financial data of the Company presented below for the five year period ended December 31, 1995, have been derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

                                              Year Ended December 31,


                              1995            1994*          1993*
          1992*                    1991*
                                                                (In
     thousands, except per share amounts)
     Income Statement Data:
     Net sales                                         $   66,290
$             64,462     $             56,626     $             50,712
$             48,282
     Income (loss) from operations1             2,243             125
                  (373)                       (1,713)
      (719)
     Income (loss) from continuing
                      operations               (834)2          (3,264)3
               (18,830)4                 (6,559)5                 (5,918)6
     Income (loss) from discontinued
                      operations      543             975
  1,076                         2,227               2,975
     Gain on sale of discontinued
                      operations, net                      -
            -                         8,307                   -
               -
     Net income (loss)     $       (291)   $      (2,289)  $
(9,447)         $        (4,332)         $        (2,943)

     Per common share:
     Income (loss) from continuing
                      operations            $ (.06)            $     (.22)
           $     (1.30)    $               (.45)    $               (.41)
     Income (loss) from discontinued
                      operations              .04      .07
   .65            .15                .21
     Net income (loss) per common share             $ (.02)          $
  (.15)              $     (.65)     $    (.30)              $     (.20)

                                                               December 31,
                                      1995            1994*
             1993*                         1992*                         1991*
                                                             (In
     thousands)
     Balance Sheet Data:7
     Working capital  $        (5,788)     $        6,916  $
20,761              $              23,510     $             31,016
     Total assets              45,190          45,300          52,911
                            49,395                   54,241
     Total indebtedness          14,693            17,437
22,082                             25,557                   26,097
     Shareholders' equity        (2,594)           (2,616)
(340)                             9,082                   13,414



     (1) Represents income (loss) before interest income, interest expense and items of a nonoperating or nonrecurring nature.

     (2) Includes cost of pensions - nonoperating of $744,000, legal settlements and costs of $365,000 and a gain from repurchase of notes of $75,000.

     (3) Includes cost of pensions - nonoperating of $768,000, legal settlements and costs
     of $507,000 and a gain from repurchase of notes of    $640,000.

     (4) Includes cost of pensions - nonoperating of $776,000, legal settlements and costs of $14,791,000 and a gain from repurchase of notes of $370,000.

     (5) Includes cost of pensions - nonoperating of $930,000, legal settlements and costs of $790,000 and a gain from repurchase of notes  of $352,000

     (6) Includes cost of pensions - nonoperating of $941,000 and legal settlements and costs of $1,050,000.

     (7) No dividends on common shares have been declared or paid during the last five years.


     * Restated for discontinued operations.


     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


     Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

       Publicker's consolidated sales of $66,290,000 for the year ended December 31, 1995 increased by approximately 3% from $64,462,000 for 1994. The Company's income from operations for 1995 totaled $2,243,000 compared to $125,000 for 1994. The Company reported a net loss of $291,000 ($.02 per share) for 1995 compared to a net loss of $2,289,000 ($.15 per share) for 1994. The 1995 results included costs of pensions-nonoperating of $744,000, legal settlements and costs of $365,000, a gain from the repurchase of notes of $75,000 and income from discontinued operations of $543,000. The 1994 results included cost of pensions-nonoperating of $768,000, legal settlements and costs of $507,000, a gain from the repurchase of notes of $640,000 and income from discontinued operations of $975,000.

       For the year ended December 31, 1995, cost of sales of $48,509,000 decreased by approximately 3% from $49,892,000 in 1994. The decrease in cost of sales was due to productivity increases in the Company's manufacturing segment.

       Selling expenses of $4,219,000 in 1995 were comparable to $4,244,000 in 1994. General and administrative expenses for the year ended December 31, 1995, increased by 11% to $11,319,000 from $10,201,000 for
     1994.  The increase relates to increased salaries and rental expense.

       Interest income decreased to $138,000 for 1995 compared to $309,000 for 1994 due to lower amounts of investible cash. Interest expense decreased by approximately 29% to $2,181,000 during 1995 compared to $3,063,000 for 1994 due to repayments of the Company's subordinated notes in 1994.

       On February 16, 1996, the Company sold substantially all of the assets of Bright Star Industries, Incorporated for $5,500,000 in cash, plus the assumption of certain liabilities. In January 1995, the Company sold substantially all of the assets of Associated Testing
     Laboratories, Inc. for $2,240,000 in cash, plus the assumption of certain liabilities. The foregoing companies have been reflected in the consolidated financial statements as discontinued operations.

       Sales for the Company's manufacturing segment (which includes the operations of three subsidiary companies, Fenwal Electronics, Inc., Greenwald Industries, Inc. and Masterview Window Company, Inc.) for 1995 increased by approximately 7% to $56,014,000 for 1995 compared to sales of $52,578,000 for 1994. Income from operations for this segment increased by approximately 132% to $6,701,000 compared to $2,887,000 for 1994. The income from operations improvement is primarily attributed to increased labor efficiencies.

       Sales for the Company's services segment (which consists of one subsidiary company: Orr-Schelen-Mayeron & Associates, Inc.) decreased by approximately 14% to $10,276,000 for 1995 compared to $11,884,000 for 1994. The loss from operations for this segment was $524,000 in 1995 compared to income from operations of $798,000 for 1994. The significant decline in sales and income from operations was due to certain operating inefficiencies and lower contract margins.

     Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

     Operating Results
        The following information has been restated for discontinued operations - see Note 2 to the consolidated financial statements.

       Publicker's consolidated sales of $64,462,000 for the year ended December 31, 1994 increased by approximately 14% from $56,626,000 for 1993. The Company's income from operations for 1994 totaled $125,000 compared to a loss from operations of $373,000 for 1993. The Company reported a net loss of $2,289,000 ($.15 per share) for 1994 compared to a net loss of $9,447,000 ($.65 per share) for 1993. The 1994 results included cost of pensions - nonoperating of $768,000, legal settlements and costs of $507,000, a gain from the repurchase of subordinated notes of $640,000 and income from discontinued operations of $975,000. The 1993 results included cost of pensions - nonoperating of $776,000, legal settlements and costs of $14,791,000, a gain from the repurchase of subordinated notes of $370,000 and income from discontinued operations of $9,383,000. The 1993 legal settlements and costs included a charge of $14,350,000 to cover the estimated costs of settling the Company's environmental litigation. The 1993 income from discontinued operations included a gain of $9,397,000 from the sale of American Cryogas Industries, Inc. ("ACI") and a gain of $710,000 from the 1988 disposition of the Company's U.K. Beverage Division, offset in part by a provision for disposition of $1,800,000 to reduce the net assets of discontinued operations to their estimated net realizable values and to accrue for anticipated phase-out period losses.

       For the year ended December 31, 1994, cost of sales of $49,892,000 increased by approximately 14% from $43,764,000 for 1993. The increase in cost of sales was consistent with the increased level of the Company's consolidated sales, but was adversely impacted by reduced operating efficiencies and increased raw material costs at certain of the Company's subsidiaries.

       Selling expenses increased by approximately 18% to $4,244,000 during 1994 compared to $3,582,000 for 1993. Selling expenses increased in the areas of commissions, salaries and other selling related expenses, primarily due to increased sales levels.

       General and administrative expenses for the year ended December 31, 1994, increased by approximately 6% to $10,201,000 from $9,653,000 for 1993. The increase in general and administrative expenses primarily relates to increased salaries, recruiting and severance expenses.

       Interest income increased to $309,000 for 1994 compared to $287,000 for 1993 due to somewhat higher interest rates offset in part by slightly lower average invested amounts. Interest expense decreased to $3,063,000 during 1994 compared to $3,547,000 for 1993 due to the repurchase or redemption of $7,414,000 of subordinated notes in 1994 and the repurchase of $3,700,000 of subordinated notes in 1993.

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

       During 1994, the Company received approximately $889,000, which represented the final amounts that will be received in connection with the 1988 disposition of the Company's U.K. Beverage Division. The amount received was recognized as a gain from discontinued operations in 1994.

       Sales for the Company's manufacturing segment (which includes the operations of three subsidiary companies: Fenwal Electronics, Inc., Greenwald Industries, Inc. and Masterview Window Company, Inc.) for 1994 increased by approximately 13% to $52,578,000 compared to sales of $46,654,000 for 1993. Income from operations for this segment increased by approximately 3% to $2,887,000 for 1994 compared to $2,791,000 for 1993. The improvement in income from operations was lower than the sales improvement primarily due to reduced operating efficiencies and higher raw material costs at several of the Company's manufacturing businesses. The Company has experienced a lag in passing certain of its increased costs on to customers through higher prices.

       Sales for the Company's services segment (which consists of one subsidiary company: Orr-Schelen-Mayeron & Associates, Inc.) increased by 19% to $11,884,000 for 1994 compared to $9,972,000 for 1993. Income from operations for this segment increased by approximately 12% to $798,000 for 1994 compared to $710,000 for 1993. The increase in income from operations for this segment was primarily due to higher sales levels, offset in part by reduced efficiency and the effects of severe weather during the first quarter of 1994.

     Liquidity

       During the year ended December 31, 1995, cash, including short-term investments, decreased by $5,400,000. Operating activities consumed cash of $1,851,000, while investing activities consumed cash of $1,128,000 and financing activities consumed cash of $2,421,000. Operating activities principally consisted of an increase in operating assets and liabilities of $3,211,000 offset by depreciation and amortization of $1,508,000. The increase in operating assets was attributed to the $4,500,000 payment made to the EPA escrow account. Investing activities consisted of proceeds of $2,240,000 from the sale of Associated Testing Laboratories, Inc., offset by capital expenditures of $3,368,000. Financing activities primarily consisted of funds disbursed in connection with the repurchase of subordinated notes totaling $7,425,000, offset in part by net proceeds from revolving credit and term loan financing of $4,691,000 and proceeds from the issuance of common shares upon exercise of stock options of $313,000.

       On October 11, 1995, the Company entered into a three year $17,060,000 credit agreement ("Loan Agreement"). The Loan Agreement provides for a $13,161,000 revolving credit line, $2,149,000 of term promissory notes and $1,750,000 credit facility for future capital expenditure financing. Borrowings under the revolving credit line are based upon eligible accounts receivable and inventories, as defined. The Loan Agreement is secured by substantially all of the Company's assets and bears interest at a rate of one and one half percent (1-1/2%) in excess of the prime rate. The Loan Agreement and related documents contain certain covenants
     including, among others, maintenance of minimum working capital and adjusted net worth (as defined). The initial drawdown under the Loan Agreement of $7,449,000, together with existing cash, was used to extinguish a revolving credit facility at one of the Company's subsidiaries of $762,000 and to repurchase $7,500,000 face value of 13% Subordinated Notes for $7,425,000 plus accrued interest. The repurchase of the 13% Subordinated Notes satisfied the annual sinking fund payment due December 15, 1995. The $75,000 gain on the repurchase was recorded in the fourth quarter of 1995. As of December 31, 1995, borrowing availability under the revolving credit line amounted to $4,951,000.

       As discussed in Part I Item 3 - Legal Proceedings, the Company has reached a tentative agreement to settle the environmental litigation with the United States and the Commonwealth of Pennsylvania. On April 6, 1995, the Company funded a $4,500,000 court administered escrow account. Another payment totalling $4,850,000 will be made upon entry of the Consent Decree which is expected to occur within the next several months. Further payments totalling $5,000,000 will be made to the United States and the Commonwealth of Pennsylvania over a six year period following the entry of the Consent Decree with the court. In connection with its subordinated notes, the Company will be required to make a final sinking fund payment of $7,500,000 on December 15, 1996. The Company believes it has sufficient liquidity to comply with the anticipated settlement terms of its environmental litigation and to enable the Company to continue to meet its obligations to pay principal and interest in connection with its indebtedness as well as meet its operating cash requirements. The Company expects to fund its sinking fund payment and the payments required in connection with the settlement of the environmental litigation from the proceeds from the sale of Bright Star Industries, Incorporated as well as its available cash resources, availability under the Loan Agreement, cash provided by operations, refinancing or restructuring of existing subordinated notes or in connection with the issuance of new debt securities and the sale, if consummated, of one or more of its subsidiary companies, as discussed below. While the Company is considering each of the foregoing, there can be no assurance that these efforts will be successful. The Company's failure to generate positive cash flows from operations or its inability to arrange refinancing or restructuring of the subordinated notes could have a material adverse effect on the Company.

       The indenture under which the Company's subordinated notes were issued contains various restrictive covenants that include, among other things, restrictions on the payment of dividends or distributions to shareholders, limitations on the issuance of additional senior debt (as defined) and the maintenance of consolidated net worth (as defined) of at least $8,000,000. If the Company's consolidated net worth (as defined) at the end of any two consecutive fiscal quarters declines to less than $8,000,000, the Company would be required to make an offer to purchase, on the last day of the fiscal quarter next following such second fiscal quarter, 25% of the aggregate principal amount of the notes then outstanding at a purchase price equal to 100% of their principal amount plus accrued interest. The definition of consolidated net worth excludes costs incurred in connection with the settlement of the Company's environmental litigation. Accordingly, as of December
     31, 1995, consolidated net worth (as defined) amounted to approximately $12,000,000.

       During 1995, the Company's capital expenditures totaled $3,368,000, of which $2,100,000 related to a facility purchase in Chester, Connecticut. The facility purchase was partially financed through a $1,600,000 seller note due 2005. The Company anticipates that its level of capital expenditures for 1996 will be approximately
     $2,500,000. The Company has not entered into any material commitments for acquisitions or capital expenditures and retains the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 1996 with its available cash resources and its other cash flows as well as through capital equipment financing.

       At December 31, 1995, approximately $105,000,000 of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1996 through 2010, were available to offset future taxable income. In addition, approximately $1,600,000 of unused investment tax credits were available to offset future federal income taxes payable through 2001.

Outlook

       The Company's operating results in 1996 will be affected by several factors. The Company's Greenwald Industries, Inc. subsidiary will be moving its operations from Brooklyn, New York to a newly acquired facility in Chester, Connecticut. The move is expected to be completed in the second quarter of 1996. The costs associated with the move are estimated to be approximately $4,500,000 million of which $2,100,000 related to the purchase of the facility. Other costs include new machinery and equipment, building improvements, new employee training, severance for terminated employees in New York and relocation of equipment and certain employees. In addition to the $1,600,000 seller-provided financing, Greenwald has received commitments from two State of Connecticut agencies to provide $2,200,000 in low interest rate loans. The operating results for 1996 will be adversely affected by the training, severance and relocation expense which are expected to be less than $1,500,000 and the anticipated decline in productivity as a result of transitioning to a new workforce.

       Orr-Schelen-Mayeron & Associates, Inc. reported an operating loss in the fourth quarter of 1995 of $700,000 due to a high level of non-billable time and loss recognition on a number of contracts.  In
     February 1996, OSM took action to improve financial performance including a 10% reduction in headcount and implementation of spending and other controls. OSM expects to report depressed operating results in the first quarter of 1996 due to the high level of non-billable time, reduced margins on contracts and severance associated with the headcount reduction. As of January 31, 1996, OSM failed to meet certain financial covenants under the Loan Agreement. The lender has waived these events of default and reset the covenants for the period subsequent to the default.

       The Board of Directors of the Company is currently considering the possible sale of certain operating subsidiaries and will be seeking shareholder approval to enable the sale of such operating subsidiaries on such terms and conditions as may be approved by the Board of Directors in its discretion at the Annual Meeting of Shareholders to be held on April 30, 1996. As previously mentioned, the Company completed the sale of substantially all of the assets of Bright Star Industries, Incorporated on February 16, 1996. The Company has also entered into a non-binding letter of intent to sell substantially all of the assets of Fenwal Electronics, Inc. and is exploring the sale of its Masterview Window Company, Inc. subsidiary. In making the decision to consider such sales, the Company considered the need to (i) improve liquidity to meet the environmental and sinking fund obligations,
     (ii) generate funds to finance the acquisition of one or more significant businesses and (iii) the favorable sellers market that exists today.

       While the Company is exploring one or more sale opportunities, there can be no assurance that any such sales can be completed on acceptable terms and conditions.

     Fourth Quarter Results - 1995 and 1994

       Publicker's consolidated sales of $16,371,000 for the fourth quarter of 1995 increased by approximately 3% from $15,882,000 for the fourth quarter of 1994. The Company's income from operations for the fourth quarter of 1995 and 1994 were $73,000. The Company reported a net loss of $365,000 ($.02 per share) for the fourth quarter of 1995 compared to a net loss of $259,000 ($.02 per share) for the fourth quarter of 1994. The 1995 fourth quarter results included cost of pensions-nonoperating of $194,000, legal settlements and costs of $51,000, a gain from the repurchase of subordinated notes of $75,000 and income from discontinued operations of $179,000. The 1994 fourth quarter results included cost of pensions-nonoperating of $122,000, legal settlements and costs of $125,000, a gain from the repurchase of subordinated notes of $640,000 and a loss from discontinued operations of $104,000.

       Costs of sales for the fourth quarter of 1995 totaled $12,144,000 compared to $11,691,000 for the fourth quarter of 1994. Selling expenses totaled $1,083,000 for the fourth quarter of 1995 compared to $1,084,000 for the fourth quarter of 1994. General and administrative expenses totaled $3,071,000 compared to $3,034,000 for the fourth quarter of 1994. Interest expense decreased to $450,000 for the fourth quarter of 1995 compared to $707,000 for the same period in 1994 due to the repurchase and redemption of subordinated notes during the fourth quarter of 1994.


     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Company's consolidated financial statements, the report of independent public accountants thereon and related schedules appear beginning on page F-2. See Index to Consolidated Financial Statements and Schedules on page F-1.


     ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                         PART III


     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information called for by this Item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 1996 Annual Meeting of Shareholders.

     The information with respect to the executive officers of the Company required by this item is set forth in Item 1A of this Form 10-K.


     ITEM 11.  EXECUTIVE COMPENSATION

       The information called for by this Item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 1996 Annual Meeting of Shareholders.


     ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

     The information called for by this Item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 1996 Annual Meeting of Shareholders.


     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information called for by this Item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 1996 Annual Meeting of Shareholders.

                         PART IV

     ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedules and
                   Exhibits.

         1)   Financial Statements - See accompanying Index to
                        Consolidated Financial Statements and Schedules,
                   Page F-1.
         2) Financial Statement Schedules - See accompanying Index to Consolidated Financial Statements and Schedules, Page F-1.
      3) Exhibits:
            3.1 Amended and Restated Articles of Incorporation, dated March 27, 1984. **
            3.2    Amendment to the Amended and Restated Articles of
                        Incorporation, dated December 26, 1986. **
            3.3    Amendment to the Amended and Restated Articles of
                        Incorporation, dated December 22, 1988. **
            3.4    By-Laws as amended through July 17, 1990.  Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1990, dated March 28, 1991.
            3.5    Certificate of Designation, Preferences and Rights of
                        Class A Preferred Stock, First Series. Incorporated by reference from the Registrant's Registration
Statement on
                        Form 8-A, dated September 26, 1988.
            4.1 Form of option to purchase common stock of the Registrant issued in connection with the Stock Purchase Agreement dated April 12, 1985, among the Registrant, Balfour Securities Corporation and the Purchasers.  On March 8, 1995, the Registrant's Board of
     Directors extended the term of the options until April 12, 2000.******

            4.2    Form of Indenture, dated 1986 between the Registrant and
     J. Henry Schroder Bank & Trust Company, as Trustee. *
            4.3 First supplemental indenture, dated as of January 27, 1988, between the Registrant and IBJ Schroder Bank & Trust Company, Trustee.******
            4.4 Second supplemental indenture, dated as of April 1, 1993, between the Registrant and IBJ Schroder Bank & Trust Company, as Trustee.******
            4.5    Third supplemental indenture, dated September 1, 1995,
                        between the Registrant and IBJ Schroder Bank & Trust Company, as trustee. Filed herewith.
            4.6    Form of Warrant Agreement, dated 1986 between the
     Registrant J. Henry Schroder Bank & Trust Company, as Warrant Agent.
     On September 3, 1991, the Company's Board of Directors extended the term of the outstanding warrants to December 15, 1996. *
            4.7    Form of Warrant Agreement, dated 1986 between the
     Registrant and Drexel Burnham Lambert Incorporated. On September 3,
     1991, the Company's Board of Directors extended the term of the outstanding warrants to December 15, 1996.*
            4.8    Rights Agreement, dated as of August 9, 1988, between the
                        Registrant and Mellon Financial
  Services Corporation #17, as Rights Agent.  Incorporated
                        by reference from the Registrant's Registration
Statement
                        on Form 8-A, dated September 26, 1988.
            4.9    Loan and Security Agreement, dated October 11, 1995, by
                        and between Congress Financial Corporation (New England) and the Company's subsidiaries as Borrowers.*******
            4.10   Term Promissory Notes dated October 11, 1995, from the
                        Company's subsidiaries as Debtors and Congress Financial Corporation (New England) in the aggregate amount of $2,149,000.*******
            4.11   Guarantee dated October 11, 1995, by Publicker Industries
                        Inc. to Congress Financial Corporation (New England) of the obligations of the Company's subsidiaries under the Financing Agreements.*******
            4.12   General Security Agreement dated by October 11, 1995 by
                        Publicker Industries Inc. in favor of Congress Financial Corporation (New England).*******
            10.1   Agreements dated as of August 1987 between the Registrant
                        and Harry I. Freund, Jay S. Goldsmith, David L. Herman, and James J. Weis concerning a change in control of the Registrant. Incorporated by reference from the Registrant's Form 8 Amendment to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987, dated December 7, 1987, filed on December 18, 1987.
            10.2   Publicker Industries Inc. 1988 Stock Option Plan. ***
            10.3   Publicker Industries Inc. 1989 Stock Option Plan. ****
            10.4   Publicker Industries Inc. 1991 Stock Option Plan. ****
            10.5   Employment Agreement between the Registrants and Mr. James
                        J. Weis dated February 17, 1987. ****
            10.6   Publicker Industries Inc. 1993 Long-Term Incentive Plan.
                        *****
            10.7   Publicker Industries Inc. Non-employee Director Stock
                        Option Plan. *****
            10.8 Asset Purchase Agreement between Associated Testing Laboratories, Inc., the Registrantand F.W. Bell, Inc. dated January 31, 1995, and exhibits thereto.******
            10.9   Asset Purchase Agreement among Bright Star Industries,
                        Incorporated, Hanten Acquisition Co., Registrant, as sellers, and Bright Star Acquisition Corp., as buyer, dated February 16, 1996.********
            21     Subsidiaries of Registrant.  Filed herewith.
            23     Consent letter from Independent Public Accountants.  Filed herewith.

     (b) Reports on Form 8-K
         During the fourth quarter of 1995, the Company filed one report on
              Form 8-K dated October 23, 1995, relating to a credit agreement with
              Congress Financial Corporation (New England) which was entered into by the Company's subsidiaries on October 11, 1995.


     *      Incorporated by reference from the Registrant's Registration
                 Statement on Form S-1, dated October 8, 1986.
     **     Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1988, dated March 30, 1989.
     ***    Incorporated by reference from the Registrant's Registration
                 Statement on Form S-8 (File No. 33-26386), dated January 16, 1989.
     ****     Incorporated by reference from the Registrant's Form 8
                   Amendment to the Registrant's Form 10-K for the fiscal year ended December 31, 1991, filed on August 14, 1992.
     *****    Incorporated by reference from the Registrant's Form 10-K for
                   the year ended December 31, 1993, dated      March 29, 1994.
     ******   Incorporated by reference from the Registrant's Form 10-K
                   for the year ended December 31, 1994, dated March 31, 1995.
     *******  Incorporated by reference from the Registrant's Form 8-K dated October 23, 1995.
     ******** Incorporated by reference from the Registrant's Form 8-K dated March 1, 1996.

                        SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the
              Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PUBLICKER INDUSTRIES
     INC.
                                            (Registrant)

                                Date   March 1, 1996
                                                      By:  /s/ JAMES J. WEIS


                                            James J. Weis,
     President,
                                                      Chief Executive
                                     Officer and
                                                      Director

                                    Pursuant to the requirements of
                                     the Securities Exchange Act of 1934,
                                     this report has been signed below by
                                     the following persons on behalf of
                                     the registrant and in the capacities
                                     and on the dates indicated.

                                Date   March 1, 1996
                                By: /s/ JAMES J. WEIS
                                                  James J. Weis, President,
                                                      Chief Executive
                                     Officer and
                                                      Director

                                Date   March 1, 1996
                                By: /s/ ANTONIO L. DELISE

                                            Antonio L. DeLise, Vice
     President, Chief Financial
                                            Officer, Secretary and
     Principal Financial and
                                            Accounting Officer

                                Date   March 1, 1996
                                By: /s/ CLIFFORD B. COHN

                                            Clifford B. Cohn,
     Director

                                Date   March 1, 1996
                                By: /s/ HARRY I. FREUND

                                            Harry I. Freund,
     Director

                                Date   March 1, 1996
                                                      By:  /s/ JAY S.
                                     GOLDSMITH

                                            Jay S. Goldsmith,
     Director

                                Date   March 1, 1996
                                By: /s/ DAVID L. HERMAN

                                            David L. Herman,
     Director

                                Date   March 1, 1996
                                By: /s/ L. G. SCHAFRAN

                                            L. G. Schafran,
     Director

                           PUBLICKER INDUSTRIES INC.
                 AND SUBSIDIARY COMPANIES

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

     Report of independent public accountants                                F-2
     Consolidated balance sheets as of December 31, 1995 and 1994
            F-3
     Consolidated statements of income (loss) for the years ended
     December 31, 1995,
        1994 and 1993                                              F-4
     Consolidated statements of shareholders' equity for the years ended
        December 31, 1995, 1994 and 1993                                     F-5
     Consolidated statements of cash flows for the years ended
        December 31, 1995, 1994 and 1993                                     F-6
     Notes to consolidated financial statements
F-7 through F-15

     Schedule
     Report of independent public accountants on schedule
           F-16
     Schedule  II -Valuation and qualifying accounts
           F-17



       All other schedules required by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

                PUBLICKER INDUSTRIES INC.
                 AND SUBSIDIARY COMPANIES

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To Publicker Industries Inc.:

     We have audited the accompanying consolidated balance sheets of Publicker Industries Inc. (a Pennsylvania corporation) and subsidiary companies as of December 31, 1995 and 1994, and the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995.
     These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Publicker Industries Inc. and subsidiary companies as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                Arthur Andersen LLP



     Stamford, Connecticut
     February 26, 1996

               PUBLICKER INDUSTRIES INC.
                AND SUBSIDIARY COMPANIES

           CONSOLIDATED BALANCE SHEETS AS OF
               DECEMBER 31, 1995 AND 1994

                                                                1995 1994*
                                                    (in thousands of dollars)

     ASSETS

     Current assets:
    Cash, including short-term investments of $5,470 in 1994 (Note 1)
$    874  $    6,274
     Restricted cash (Note 11)                         4,500
                                        -
                                                 Trade receivables, less
allowance for doubtful accounts (1995 -
     $239; 1994 - $352) (Note 1)                       8,931
                                      9,638
                                                 Inventories (Note 1 and 3)
                                           7,286          6,874
     Net assets of discontinued operations (Note 2)        4,579
                                      6,957
                                                 Other           895
                                            798
                                                       Total current assets
                                            27,065         30,541

     Property, plant and equipment (Note 1):
                                                 Land      731
                                       398
                                                 Buildings and leasehold
improvements                                   3,609          1,811
                                                 Machinery and equipment
                                             6,962          5,848
                                                 Less - accumulated
depreciation                                        (3,595)        (2,605)
                                                                 7,707
                                           5,452

     Goodwill (Note 1)                                 7,861
                      7,790
     Other assets (Note 7)                             2,557
                                       1,517
                                                           $     45,190
                                       $    45,300

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
                                                 Current maturities of
long-term debt (Note 4)                     $    11,235    $    9,684
                                                 Trade accounts payable
                                            6,240          5,603     Accrued
 liabilities (Notes 7 and 11)         15,378         8,338
                                                       Total current
liabilities                                        32,853         23,625
     Long-term debt (Note 4)                           3,458
                                        7,753
     Other non-current liabilities (Notes 7 and 11)        11,473
                                                 16,538
                                                       Total liabilities
                                           47,784         47,916

     Shareholders' equity (Notes 5 and 8):
                                                 Common shares, $0.10 par value,
                                                 Authorized, 30,000,000 shares
                                                 Issued - 15,405,937 shares
 in 1995 and 14,950,937 in 1994              1,541          1,495
                                                 Additional paid-in capital
                                           42,488         41,942
                                                 Accumulated deficit
(since January 1, 1984)                            (42,732)       (42,441)
                                                 Common shares held in
treasury, at cost - 545,027 in 1995 and
     418,837 shares in 1994                            (3,891)
                                        (3,612)
                                                       Total shareholders'
equity                                       (2,594)        (2,616)
                                                           $     45,190
                                      $    45,300
     *Restated for discontinued operations (Note 2).

     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.
               PUBLICKER INDUSTRIES INC.
                AND SUBSIDIARY COMPANIES

        CONSOLIDATED STATEMENTS OF INCOME (LOSS)
     FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                              1995
   1994*          1993*
                                                                    (in
     thousands except per share data)

     Net sales                                           $    66,290
   $     64,462    $    56,626

     Costs and expenses:
       Cost of sales                                          48,509
49,892         43,764
       Selling expenses                             4,219             4,244
             3,582
       General and administrative expenses              11,319
10,201          9,653
                                                              64,047
  64,337          56,999
     Income (loss) from operations             2,243                 125
        (373)

     Other (income) expenses:
       Interest income                              (138)             (309)
             (287)
       Interest expense                             2,181             3,063
              3,547
       Cost of pensions - nonoperating (Note 7)            744
 768          776
       Legal settlements and costs (Note 11)               365
 507          14,791
       Gain from repurchase of notes (Note 4)              (75)
 (640)         (370)
                                                               3,077
   3,389          18,457

     Income (loss) from continuing operations
         (834)          (3,264)                (18,830)

     Discontinued operations (Note 2):
       Income (loss) from discontinued operations               543
        975       1,076
       Gain on sale or other disposition of
                                discontinued operations - net            -
                 -               8,307
       Net income (loss)        $           (291)   $         (2,289)
$    (9,447)

     Earnings (loss) per common share (Note 1):
       Continuing operations    $           (.06)   $           (.22)
$    (1.30)
       Discontinued operations               .04                 .07       .65
                                                    $           (.02)
$          (.15)    $    (.65)

     * Restated for discontinued operations (Note 2).

     The accompanying notes to consolidated financial statements are an integral part of these statements.

               PUBLICKER INDUSTRIES INC.
                AND SUBSIDIARY COMPANIES

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
     (in thousands of dollars except share data)


                               Common Shares       Additional   Accumulated
    Common      Share-
                           Shares            Paid-in           Deficit
    Treasury   holders'
                           Issued     Amount         Capital    Since 1-1-84
     Shares         Equity

     Balance - December 31, 1992        14,909,937          $        1,491
           $              41,908              $             (30,705)
    $              (3,612)             $          9,082

     Issuance of Common Shares             27,000                3
                              22                                  -
                        -                            25

     Net income (loss)              -               -               -
                          (9,447)                                 -
                   (9,447)

     Balance - December 31, 1993        14,936,937              1,494
                  41,930                                (40,152)
               (3,612)                         (340)

     Issuance of Common Shares             14,000                1
                              12                                  -
                        -                            13

     Net income (loss)              -               -               -
                           (2,289)                                 -
                    (2,289)

     Balance - December 31, 1994                14,950,937
                  1,495                              41,942
                    (42,441)                               (3,612)
              (2,616)

     Issuance of Common Shares             455,000              46
                                      546
-                                  -                           592

     Repurchase of Common Shares                -               -
                       -                                  -
                (279)                         (279)

     Net income (loss)              -               -               -
                            (291)                                 -
                     (291)

     Balance - December 31, 1995                  15,405,937
  $   1,541                            $ 42,488
  $(42,732)                         $  (3,891)               $  (2,594)





     (1) Represents common shares held in treasury of 545,027 at December 31, 1995 and 418,837 at December 31, 1994, 1993 and
              1992.

     The accompanying notes to consolidated financial statements are an integral part of these statements.


                      PUBLICKER INDUSTRIES INC.
                      AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                    1995
          1994*          1993*
                                                                            (in
     thousands)
     Cash flows from operating activities:
       Income (loss) from continuing operations      $        (834)
$        (3,264)    $    (18,830)
       Adjustments to reconcile income (loss) to net cash provided by
         (used in) continuing operations:
           Depreciation and amortization             1,508
1,382          1,202
           Provision for doubtful accounts              80
483          183
           Gain from repurchase of notes               (75)
(640)         (370)
             Provision for settlement of environmental litigation
         -                   -         14,350
             Changes in operating assets and liabilities:
                                             Decrease (increase) in
restricted cash                (4,500)                  -          -
                                             Decrease (increase) in trade
receivables                 627              (1,666)         (1,466)
                                             Decrease (increase) in
inventories                 (412)                660          (148)
                                             Decrease (increase) in other
current assets                 (97)                296       164
                                             Decrease (increase) in other
assets                   (1,441)                790          (963)
                                             Increase (decrease) in trade
accounts payable                    637                 404       1,190
                                             Increase (decrease) in accrued
liabilities             7,040               3,961          182
                                             Increase (decrease) in other
non-current liabilities            (5,065)              (5,055)        691
                                               Net cash provided by (used in)
 continuing operations                (2,532)        (2,649)        (3,815)

       Income (loss) from discontinued operations              543
     975          9,383
       Adjustments to reconcile income to net cash provided by (used in)
          discontinued operations:
                                             Gain on sale or other
disposition of discontinued operations                    -         -
  (8,307)
                                       Decrease (increase) in net assets of
discontinued operations                    138       693       (501)
                                               Net cash provided by (used in)
 discontinued operations                        681       1,668          575
                                               Net cash provided by (used in)
 operating activities                 (1,851)        (981)          (3,240)

     Cash flows from investing activities:
       Proceeds from sale or other disposition of discontinued operations
(net)           2,240          1,343                   16,844
       Capital expenditures                      (3,368)            (1,570)
             (1,107)
                                               Net cash provided by (used in)
 investing activities                 (1,128)        (227)          15,737

     Cash flows from financing activities:
       Repurchase or redemption of 13% Subordinated Notes
 (7,425)             (6,774)        (3,330)
       Proceeds from term and revolving loan financing (net)
4,691                         2,568               -
       Proceeds from the issuance of common shares             313
       13          25
                                         Net cash provided by (used in)
financing activities                 (2,421)        (4,193)        (3,305)


     Net increase (decrease) in cash             (5,400)
(5,401)               9,192
     Cash - beginning of period                   6,274
11,675        2,483
     Cash - end of period                             $ 874
$   6,274          $    11,675


     * Restated for discontinued operations (Note 2).

     The accompanying notes to consolidated financial statements are an integral part of these statements.
Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

     Principles of consolidation
         The consolidated financial statements include the accounts of Publicker Industries Inc. ("the Company") and its wholly-owned subsidiaries. All significant
     intercompany transactions are eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the 1995 presentation.

     Short-term investments
         Short-term investments consist of certain liquid instruments with maturities less than three months including U.S. Treasury obligations, repurchase agreements and money market funds and are stated at cost which approximates market value.

     Inventories
         Inventories are recorded at cost, determined on a first-in, first-out, or
     FIFO, basis and do not exceed net realizable values.

     Depreciation and amortization
         Property, plant and equipment are stated at cost. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are
     charged to expense as incurred. Maintenance and repairs totaled approximately
     $481,000, $603,000 and $576,000 for the years ended December 31, 1995,
1994 and
     1993, respectively. Depreciation and amortization is computed using the straight-line method over estimated useful lives of 3 to 10 years for machinery and
     equipment and 7 to 40 years for buildings and leasehold improvements.

         The costs of issuing the Company's 13% Subordinated Notes are amortized over the term of the notes.

         Goodwill is amortized on a straight-line basis over a forty-year period.
     Accumulated amortization was $759,000 and $535,000 as of December 31, 1995 and
     1994, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of non-discounted cash flows and
     operating income for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 1995.

     Revenue Recognition
         Revenues are generally recorded when title passes to the customer.
 One of
     the Company's businesses performs services under long-term contracts. Revenues on long-term contracts are recognized under the percentage-of-completion method of accounting. The percentage-of-completion method of reporting income from contracts takes into account the cost, estimated earnings and revenue to date on contracts not yet completed. The amount of revenue recognized is the portion of the total contract price that the cost expended to date bears to the anticipated final total cost, based on current estimates of costs to complete. Contract cost includes all materials, labor, overhead and subcontract costs related to the projects. In the event a loss on a contract is anticipated, such losses are recorded in full as they are identified. As of December 31, 1995 and 1994, net costs and estimated earnings in excess of billings on uncompleted contracts, which have been reflected as trade receivables, totaled approximately $600,000 and $1,300,000, respectively, all of which are expected to be billed and collected within one year. Net costs and estimated earnings in excess of billings are billable based on the terms of the contract which may include shipment of the Company's product, achievement of contractual milestones or completion of the contract.

Use of Estimates
         The preparation of these financial statements required the use of certain estimates by management in determining the entity's assets, liabilities, revenues and expenses. While all available information has been considered, actual amounts could differ from those reported. The most significant estimate with regard to these financial statements relates to the revenue recognition on long-term contracts.

     Cash Flow Information
         Cash paid for interest during 1995, 1994 and 1993 was approximately $2,100,000, $2,900,000 and $3,351,000, respectively. No income taxes were paid in
     1995 and 1994. Cash paid for income taxes during 1993 was approximately $171,000, which amount was refunded in 1994.

     Earnings (loss) per common share
         Earnings (loss) per common share is computed using the weighted average number of shares outstanding during each year (14,760,586 in 1995,
14,523,485 in
     1994 and 14,507,023 in 1993). The effect of stock options and warrants on the computations for 1995, 1994 and 1993 were not included as they were antidilutive.


     Note 2 - DISCONTINUED OPERATIONS

         On February 16, 1996, the Company sold substantially all of the assets of
     Bright Star Industries, Incorporated for $5,500,000 in cash, plus the assumption of certain liabilities. In January 1995, the Company sold substantially all of the assets of Associated Testing Laboratories, Inc. for $2,240,000 in cash, plus the assumption of certain liabilities.

         In April 1993, the Company sold substantially all the assets of American
     Cryogas Industries, Inc. for $14,000,000 in cash, plus the assumption of certain liabilities.  This transaction resulted in a pretax gain of $9,397,000.
 In March
     1994, the Company sold substantially all the assets of Douglas-Randall, Inc. and subsequently collected its accounts receivable for an aggregate proceeds of approximately $831,000. In October 1994, the Company sold Chatas Glass
Company,
     Inc. and subsequently collected its accounts receivable for an aggregate proceeds of approximately $290,000. In connection with the Company's plans to sell or otherwise dispose of certain businesses, during 1993 the Company recorded a provision for disposition of $1,800,000 to reduce the net assets of discontinued
     operations to their estimated net realizable values and to accrue for anticipated phase-out period losses. As of December 31, 1995 and 1994, the Company's net investment in its discontinued operations was included in current assets.

         In connection with the 1988 disposition of the Company's U.K. Beverage Division, the Company received amounts totaling $889,000 during 1994 and
 $2,598,000
     during 1993. As a result, the carrying value of other assets held for disposition was reduced to zero and $889,000 and $710,000 were recognized as gains from discontinued operations during 1994 and 1993, respectively.

         Net sales of discontinued operations for 1995, 1994 and 1993 were $11,196,000, $17,596,000 and $28,617,000, respectively.

Note 3 - INVENTORIES

     Inventories at December 31, 1995 and 1994 consisted of the following:
                                                    1995           1994
                                                        (in thousands)
     Raw materials and supplies             $      3,864   $      3,930
     Work in process                               1,384          1,488
     Finished goods                                2,038
 1,456
                                            $      7,286   $      6,874
Note 4 - DEBT

     Debt at December 31, 1995 and 1994 consisted of the following:
                                                    1995           1994
                                                        (in thousands)
     Subordinated notes - 13%1              $      7,500   $     15,000
     Subordinated notes - unamortized discount2           (65)
  (131)
     Credit Agreements3:
       Revolving credit line                       3,502          2,027
       Term loans                                  2,076              -
     Note payable4                                 1,600              -
     Term loans5                                     744            541
                                            $     15,357   $     17,437

     Continuing operations:
       Current maturities, including revolving credit line $     11,235
$    9,684
       Long-term debt                              3,458          7,753
                                                  14,693         17,437

     Discontinued operations                         664              -
                                            $     15,357   $     17,437


     (1)                                    In December 1986, the Company
                                            issued $30 million of 13%
Subordinated Notes.  The notes may
                                            be redeemed at the option of
                                            the Company, in whole or in
                                            part, at 100% of face value.
                                            Interest is payable semiannually.
  Annual sinking fund payments of 25% of the principal
                                            amount of notes originally issued
 are required commencing
                                            December 15, 1993.  Through
                                            December 31, 1995, the Company
                                            had repurchased or redeemed a
                                            total of $22,500,000 of the
                                            notes, leaving a remaining
balance outstanding of $7,500,000.
                                            The notes are subordinated to
                                            all senior debt (as defined) of
                                            the Company.  The Indenture,
                                            under which the notes were
issued, contains various restrictive covenants which include, among other things, restrictions
on the payment of dividends or distributions to its
                                            shareholders (no such cash
payments or distributions may be
                                            made as of December 31, 1995)
                                            and the maintenance of minimum
                                            consolidated net worth (as
defined) of at least $8 million.
                                             If the Company's consolidated
                                            net worth (as defined) at the
                                            end of any two consecutive
fiscal quarters declines to less
                                            than $8 million, the Company
                                            would be required to make an
                                            offer to purchase, on the last
                                            day of the fiscal quarter next
                                            following such second fiscal
                                            quarter, 25% of the aggregate
                                            principal amount of the notes
                                            then outstanding at a purchase
                                            price equal to 100% of their
                                            principal amount plus accrued
                                            interest.  The definition of
                                            consolidated net worth excludes
                                            costs incurred in connection
                                            with the settlement of the
Company's environmental litigation. Accordingly, as of December 31, 1995, consolidated net worth (as defined) amounted
                                            to approximately $12 million.

     (2)                                    The original issue discount in
                                            connection with the subordinated
notes is being amortized
                                            on a level yield basis over the
                                            term of the notes.

     (3) On October 11, 1995, the Company's five operating subsidiaries entered into
a three year $17,060,000 credit                  agreement
("Loan Agreement"). The Loan Agreement provides for a
                                                 $13,161,000 revolving
                                                 credit line ("Revolver"),
                                                 $2,149,000 of term
promissory notes ("Term
                                                 Notes") and a $1,750,000
                                                 credit facility for future
capital expenditure
                                                 financing.  The Loan
                                                 Agreement is secured by
                                                 substantially all of the
                                                 Company's assets and
                                                 bears interest at a rate
                                                 of one and one-half percent
(1-1/2%) in excess
                                                 of the prime rate.

       The Revolver allows the Company to borrow up to $13,161,000, based upon eligible accounts receivable and inventories, as defined. Letters of credit
       of up to $1,000,000 may be issued under the Revolver ($400,000 outstanding at
       December 31, 1995). As of December 31, 1995, borrowing availability under the Revolver amounted to $4,951,000. A fee of one quarter of one percent (1/4%) is charged on the unused portion of the Revolver. The Term Notes amortize on a sixty month straight-line basis with a final payment due on the
       termination of the Loan Agreement.

       The Loan Agreement and related documents contain certain covenants including, among others, maintenance of minimum working capital and adjusted net worth
       (as defined). In the event the Loan Agreement is repaid before maturity, the
       Company must pay a prepayment penalty equal to 3% in year one, 2% in year two and 1% in year three of the total credit facility.

       The initial drawdown under the Loan Agreement of $7,449,000, together with existing cash, was used to extinguish a revolving credit facility at one of the Company's subsidiaries of $762,000 and to repurchase $7,500,000 face value of 13% Subordinated Notes for $7,425,000 plus accrued interest.
 The
       repurchase of the 13% Subordinated Notes satisfied the annual sinking fund payment due December 15, 1995. The $75,000 gain on the repurchase was recorded in the fourth quarter of 1995.

     (4)                                    On December 21, 1995, the
Company entered into a $1,600,000
                                            seller provided note payable in
                                            connection with the purchase of
                                            a building and land in Chester,
                                            Connecticut.  The note amortizes
on a 120 month straight-line basis, is secured by the
                                            building and land and bears a
                                            9% interest rate.

     (5) During 1995 and 1994, the Company entered into several term loans for the
     purpose of financing the acquisition   of capital equipment.  These
                                            loans mature serially through
                                            1999 and are secured by the
                                            underlying machinery and
equipment.  At December 31, 1995,
                                            the average interest rate on
                                            these loans was 10.25%.

       The annual maturities of the Company's long-term debt are as follows (amounts in thousands):

                         Year
                         1996          $      11,899
                         1997                    821
                         1998                  1,365
                         1999                    136
                         2000                    147
                         Thereafter              989
                                       $      15,357

Note 5 - PREFERRED SHARES


     The Company has 1,000,000 shares of authorized and unissued Class A
Preferred
Stock, without par value.

     On August 9, 1988, the Company declared a dividend of one Right for each outstanding share of its common stock. Each Right entitles the holder to purchase one one-hundredth of a share of a new series of Class A Preferred Stock at an exercise price of $7.50, subject to adjustment to prevent dilution. The Rights become exercisable 10 days after a person or group acquires 20% or more of the Company's common stock or announces a tender or exchange offer for 30% or more of the Company's common stock. If, after the Rights become exercisable, the Company is party to a merger or similar business combination transaction, each Right not held by a party to such transaction may be used to purchase common stock having a market value of two times the exercise price. The Rights, which have no voting power, may be redeemed by the Company at $.01 per Right and expire on August 8, 1998.

Note 6 - INCOME TAXES

     As of December 31, 1995, approximately $105,000,000 of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1996 through 2010, were available to offset future taxable income. The carryforwards expire as follows (amounts in thousands):

                     Year
                     1996           $      10,700
                     1997                   9,400
                     1998                   8,400
                     1999                   8,600
                     2000                  11,700
                     2001-2010             56,200
                                    $     105,000

In addition, approximately $1,600,000 of unused investment tax credits were available to offset future federal income taxes payable through 2001. As a result of a corporate revaluation during 1984, tax benefits resulting from the utilization in subsequent years of net operating losses and other investment tax credit carryforwards existing as of the date of the corporate revaluation will be excluded from the results of operations and directly credited to additional paid-in capital when realized.
  As of
December 31, 1995, approximately $28,000,000 of the Company's U.S. tax loss carryforwards and approximately $1,600,000 of unused investment tax credits predated the corporate revaluation.

     As of December 31, 1995, deferred tax assets of approximately $38,000,000 relating to the tax benefit of the Company's U.S. tax loss carryforwards and unused investment tax credits were offset by a full valuation allowance. As of December 31,
1995, approximately $12,000,000 of deferred tax assets predated the corporate revaluation. Subsequent adjustments to the valuation allowance with respect to such deferred tax assets would be directly credited to additional paid-in capital.


Note 7 - PENSIONS

     The Company and its subsidiaries maintain 401(k) plans for substantially all of the Company's domestic non-union employees. The Company also contributes to multi-employer pension plans for certain union employees. The Company sponsors several defined benefit pension plans which have been terminated or frozen over the past several years. These actions did not have any material effect on the Company's financial statements. The assets of the Company's 401(k) plans are held by outside fund managers and are invested in accordance with the instructions of the individual plan participants. The assets of the defined benefit pension plans are managed by outside trustees and consist primarily of guaranteed investment contracts, group annuity contracts with insurance companies and pooled investment funds.

     The Company's contributions to 401(k) plans totaled $341,000, $203,000 and $175,000 in 1995, 1994 and 1993, respectively. Total consolidated pension expense associated with defined benefit pension plans and multi-employer pension plans was
$843,000, $1,045,000 and $1,022,000 in 1995, 1994 and 1993, respectively.
Consolidated
pension expense includes amounts related to discontinued product lines and related plant closings in prior years totaling $744,000, $768,000 and $776,000 in 1995, 1994 and 1993, respectively.


     Net periodic pension cost for Company sponsored plans for 1995, 1994 and 1993
included the following components:

                                   1995             1994           1993
                                                         (in thousands)
Service cost - benefits earned during the year         $   -
$   194        $   284
Interest cost on projected benefit obligation              815
983            1,438
Actual return on plan assets              (305)           (559)
(1,090)
Net amortization and deferral              221             302
   249
     Net periodic pension cost     $       731   $         920  $
   881

     The following table sets forth the plans' estimated funded status at December 31, 1995 and 1994.


                                            1995      1994
                                             (in thousands)
Accumulated vested benefit obligation   $      17,128   $   18,989

Projected benefit obligation            $      17,128   $   20,218
Plan assets at fair value                       9,924       13,065
Projected benefit obligation (in excess
 of) less than plan assets                     (7,204)      (7,153)
Unrecognized net (gain) loss                   (1,011)      (1,641)
Unrecognized net obligation at January
 1, 1986, net of amortization                   2,388        2,689
Adjustment to recognize minimum
 pension liability                             (1,376)        (823)
     Recorded pension asset (liability) $      (7,203)  $   (6,928)

     Assumptions used in the accounting for pension plans in 1995, 1994 and 1993 were as follows:

                                                 1995         1994
          1993
Discount rate                                   7.25%         8.0%
          7.0%
Rate of increase in compensation levels           N/A              4.0%
     4.0%
Expected long-term rate of return on assets          8.0%
     8.0%           8.0%


     As of December 31, 1995, the Company had accrued pension liabilities of $7,203,000, of which $1,268,000 was included in accrued liabilities and $5,935,000 was included in other noncurrent liabilities. As of December 31, 1994, accrued pension liabilities were $7,074,000, of which $741,000 was included in accrued liabilities and $6,333,000 was included in other noncurrent liabilities. The Company also had included in accrued liabilities, accrued payroll and other employment related accruals of approximately $3,486,000 and $1,836,000 as of December 31, 1995 and 1994, respectively.

Note 8 - STOCK OPTIONS AND WARRANTS

     Under the stock option plans for directors, officers and key employees adopted by shareholders of the Company, the Company was authorized to grant nonqualified stock options to purchase shares of common stock. The plans are administered by the Board of Directors of the Company. Subject to the express provisions of the plans, the Board has full and final authority to determine the terms of options granted to key employees under the plans including (a) the purchase price of the shares covered by each option, (b) whether any payment will be required upon grant of the option, (c) the individuals to whom, and the time at which, options shall be granted, (d) the number of shares to be subject to each option, (e) when an option can be exercised and whether in whole or in installments, (f) whether the options are immediately transferable, (g) whether the exercisability of the options is subject to risk of forfeiture or other condition and (h) whether the stock issued upon exercise of an option is subject to repurchase by the Company, and the terms of such repurchase. During 1993, the
Company adopted and the shareholders subsequently approved the 1993 Long-Term Incentive Plan and the Non-employee Director Stock Option Plan under which the Company may grant stock options, restricted stock options, stock appreciation rights, performance awards and other stock-based awards equivalent to up to 3,550,000 shares of common stock. The term of the options granted during 1995, 1994 and 1993 was five years from the date of grant and such options were immediately exercisable. The exercise price of each option granted was equal to the market price of the Company's common stock on the date of grant. Additional grants may be made under the 1993 Long-Term Incentive Plan within 10 years from June 1993. Under the Non-employee Director Stock Option Plan, on July 1 of each year commencing July 1994, the Chairman of the Board and the Vice Chairman of
 the
Board shall each automatically receive an option to purchase for five years 125,000 shares of Common Stock and each other non-employee director shall automatically receive an option to purchase for five years 30,000 shares of Common Stock.

     Transactions for 1995, 1994 and 1993 were as follows:

                                       1995          1994
1993
Options outstanding at January 1     1,760,000     1,751,000
1,799,583
Granted                                          569,500        490,000
  574,000
Exercised                             (255,000)      (14,000)
(27,000)
Canceled                                (6,000)     (467,000)
(595,583)
Options outstanding at December 31       2,068,500       1,760,000
1,751,000
Option price range at December 31        $.875 to $1.875
$.875 to $1.625           $.875 to $2.81
Options exercisable at December 31       2,068,500       1,760,000
1,751,000
Options available for grant at December 31           1,997,500
2,570,000                  3,060,000


     In December 1990, pursuant to an employment agreement with an officer, the Company issued options to buy 200,000 shares of the Company's common stock at a price of $1.375 per share for five years. These options were exercised in 1995.

     In April 1985, the Company issued 1.6 million shares of common stock at
$2.50
per share in a private placement. Under the terms of this agreement, the agent for the purchasers received options to buy 400,000 shares of the Company's common stock held in treasury at a price of $2.50 per share for five years, which period was subsequently extended by ten years.

     In December 1986, the Company issued $30 million of 13% Subordinated Notes (see Note 4) together with detachable warrants to purchase 3,600,000 shares of the
Company's common stock at $3.50 per share for five years, which period was subsequently extended by five years. In addition, the Company issued 1,200,000 Underwriter's Warrants to purchase the Company's common stock at $3.50 for five years, which period was subsequently extended by five years. The estimated fair market value of the warrants at the date of issue of $2,208,000 was recorded as an increase to additional paid-in capital, as debt discount to the 13% Subordinated Notes and as debt issuance costs. As a result of the issuance of certain stock options during 1987, effective September 22, 1987, the warrant price was reduced to
$3.42 and the number of shares purchasable with each warrant was increased to 1.024 in accordance with the terms of the warrant agreement. On December 15, 1987, in accordance with the automatic reset provisions of the warrant agreement, the warrant price was reduced to $1.95 per share. During 1989, 1,586,550 warrants were exercised primarily through the surrender of 13% Subordinated Notes. As of December
31, 1995, a total of 3,213,450 warrants were outstanding entitling the warrant holders to purchase an aggregate of 3,290,575 shares of common stock at an exercise price of $1.95 per common share.

Note 9  - LEASES

     The Company leases certain property and equipment including manufacturing and office space, vehicles, manufacturing equipment and office equipment under operating leases that expire over the next eleven years. Certain of these operating leases provide the Company with the option, after the initial lease term, to either purchase the property or renew the lease.

     Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year are as follows (amounts in thousands):

            Year
            1996                            $      1,727
            1997                                   1,578
            1998                                   1,510
            1999                                   1,423
            2000                                   1,416
            Remainder                              5,355
            Total minimum lease payments    $     13,009

     Total rent expense for all operating leases amounted to approximately $2,005,000 in 1995, $1,907,000 for 1994, and $1,794,000 for 1993.

Note 10 - BUSINESS SEGMENT INFORMATION

     Reference is made to Item 1 - Description of Business and Segment Information included elsewhere in this Annual Report on Form 10-K.

Note 11 - LITIGATION

     As more fully discussed under Item 3 - Legal Proceedings (and environmental matters included therein) included elsewhere in this Annual Report on Form 10-K, the
Company is involved with various legal proceedings, including an action brought by the United States in 1990 against the Company and two other parties seeking recovery of costs incurred by the Environmental Protection Agency ("EPA") and other federal agencies in responding to releases or threatened releases of hazardous substances at a facility owned and operated by the Company until early 1986. The Commonwealth of Pennsylvania intervened as a second plaintiff in 1993, seeking recovery of costs
allegedly incurred by the Pennsylvania Department of Environmental Protection ("PADEP") in responding to such releases or threatened releases at the facility.

     On December 20, 1994, counsel for the Company and litigation counsel for the
United States entered into an Agreement in Principle to settle the United States' claims against the Company and the Company's counterclaim. On October 6, 1995, counsel for the Company, litigation counsel for the United States and counsel for
the Commonwealth of Pennsylvania subsequently agreed on the final text of a proposed
Consent Decree. The agreed Consent Decree has been executed by the EPA, the U.S.
Department of Justice, PADEP and the Company and was lodged with the Court on December 28, 1995. The Company anticipates that the United States will move for entry of the Consent Decree within the next several months. The Company believes that the agreed Consent Decree will be subsequently entered by the Court, although there can be no assurance of this.

     Pursuant to the Agreement in Principle, on April 6, 1995, the Company deposited with the clerk of the Court, $4,500,000 which will be turned over to EPA
when a Consent Decree embodying the terms of the settlement is entered by the
 Court.
Upon entry of the Consent Decree, the Company will make another payment to the United States of $4,500,000, plus interest. Further payments to the United States totaling $4,350,000, plus interest, will be made over a six year period following
the entry of the Consent Decree.  The Company will pay the Commonwealth of
Pennsylvania a total of $1,000,000.   An initial payment of $350,000 will be
made
to the Commonwealth upon entry of the Consent Decree. Further payments to the Commonwealth totalling $650,000, plus interest, will be made over a four year period following the entry of the Consent Decree. In the fourth quarter of 1993, the Company recorded a liability of $14,350,000 to cover the estimated costs of settlement.

     The Company believes that it has sufficient liquidity to comply with the anticipated settlement terms of this environmental litigation and to enable the Company to continue to meet its obligations to pay principal and interest in connection with its indebtedness as well as meet its operating cash requirements.
The Company expects to fund its sinking fund payment and the payments required in connection with the settlement of the environmental litigation from the proceeds from the sale of Bright Star Industries, Incorporated as well as its available cash resources, availability under the Loan Agreement, cash provided by operations, refinancing or restructuring of existing subordinated notes or in conjunction with the issuance of new debt securities and the sale, if consummated, of one or more of its subsidiary companies. While the Company is considering each of the foregoing, there can be no assurance that these efforts will be successful.

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Publicker Industries Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Publicker Industries Inc. and subsidiary companies included in this Form 10-K and have issued our report thereon dated February 26, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedule are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements.
This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                    Arthur Andersen LLP





Stamford, Connecticut
February 26, 1996

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993(in thousands of dollars)



                                                               Additions

                                     Charged to

                              Balance      Costs and
  Balance
                             January 1   Expenses   Other
Deductions              December 31




Year ended December 31, 1995:
 Allowance for Doubtful Accounts $     352  $      80  $      1
$          (192)    $                239

Year ended December 31, 1994:
 Allowance for Doubtful Accounts $     325  $     483  $   (271)
$          (185)    $                352

Year ended December 31, 1993:
 Allowance for Doubtful Accounts $     351  $     183  $    (75)
$          (134)    $                325

                                                                Exhibit 4.5


          _______________________________________________________


                        PUBLICKER INDUSTRIES INC.


                                   AND


               IBJ SCHRODER BANK & TRUST COMPANY, TRUSTEE
            (formerly J. Henry Schroder Bank & Trust Company)





                                  THIRD
                         SUPPLEMENTAL INDENTURE

                      Dated as of September 1, 1995





              13% Subordinated Notes Due December 15, 1996


     _______________________________________________________
      THIRD
SUPPLEMENTAL INDENTURE, dated as of September 1, 1995, between
PUBLICKER INDUSTRIES INC., a Pennsylvania corporation (the "Company"), having its
executive offices at 1445 East Putnam Avenue, Old Greenwich, Connecticut
06870, and
IBJ SCHRODER BANK & TRUST COMPANY (formerly J. Henry Schroder Bank & Trust Company) a
New York banking corporation, having its principal corporate trust office at One
State Street, New York, New York 10004 (the "Trustee").
      WHEREAS, the Company and the Trustee have executed and delivered an indenture, dated as of December 15, 1986 as supplemented by the First Supplemental
Indenture, dated as of January 27, 1988, and as supplemented by the Second Supplemental Indenture, dated as of April 1, 1993 (the "Indenture"), providing for, among other things, the issuance thereunder by the Company, and the authentication and delivery by the Trustee, of an aggregate principal amount of up to $34,500,000 of the
Company's 13% Subordinated Notes due December 15, 1996 (the "Notes"), of which $30,000,000 aggregate principal amount were issued;
      WHEREAS, the Company has determined that it is in its best interests to delete Section 5.03(a) of the Indenture to remove the restrictions on the incurrence of Debt set forth therein;
      WHEREAS, Article Ten and Section 10.02 of the Indenture, permit the Company and the Trustee to enter into a supplemental indenture with the consent of the Holders of a majority in principal amount of the outstanding Notes for the purpose of, among other things, supplementing the Indenture;
      WHEREAS, the Company by appropriate corporate action has determined to amend the provisions of said Indenture;
      WHEREAS, the holders of a majority in principal amount of the Notes have approved the proposed amendment to the provisions of said Indenture; and
      WHEREAS, all acts and proceedings required by law, by the Indenture and by the charter and by-laws of the Company necessary to constitute this Third Supplemental Indenture a valid and binding agreement for the uses and purposes herein set forth, in accordance with its terms, have been done and taken; and the execution and delivery of this Third Supplemental Indenture by the Company have been in all respects duly authorized; and
      WHEREAS, the foregoing recitals are made as representations or statements of fact by the Company and not the Trustee;
      NOW, THEREFORE in consideration of the premises hereinafter set forth and for other good and valuable consideration, the receipt of which is hereby acknowledged, the Company hereby covenants and agrees to and with the Trustee as follows:
SECTION 1. Paragraph (a) of Section 5.03 of the Indenture is hereby deleted in its entirety.

SECTION 2. This Third Supplemental Indenture is a supplemental indenture within the meaning of the Indenture, and the Indenture and this Third Supplemental Indenture shall henceforth be read together and shall have effect so far as practicable as though all the provisions thereof and hereof were contained in one instrument. All references in this Third Supplemental Indenture to Sections of the Indenture
 shall be
deemed to be, unless the context shall otherwise require, references to the corresponding Sections of the Indenture, as from time to time supplemented, modified or amended.
SECTION 3. All terms contained in this Third Supplemental Indenture which are defined in the Indenture shall for all purposes hereof have the meanings given to such terms in the Indenture as from time to time supplemented, modified or amended, unless the context otherwise specifies or requires.
SECTION 4. The Trustee hereby accepts a trust declared and provided by this Third
Supplemental Indenture, and agrees to perform the same upon the terms and conditions
contained in the Indenture, including the terms and provisions defining and limiting the liabilities and responsibilities of the Trustee, which terms and provisions shall in like manner define and limit its liabilities in the performance of the trust created by the Indenture as hereby amended, and, without limiting the generality of the foregoing, the Trustee has no responsibility for the correctness of the recitals of fact herein contained which shall be taken as the statements of the Company, and makes no representations as to the validity or sufficiency of this Third Supplemental
Indenture and shall incur no liability or responsibility in respect of the validity thereof.
SECTION 5.  The Indenture, as supplemented and amended by this Third
Supplemental
Indenture, is in all respects confirmed and preserved. The Company further covenants, warrants and confirms the Indenture, as supplemented and amended by this Third
Supplemental Indenture, and all the terms, covenants and conditions thereof, in all respects and agrees to perform all of the covenants, terms and conditions to be performed as set forth in the Indenture and the Notes which it secures.
SECTION 6. This Third Supplemental Indenture may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original, and all such counterparts shall together constitute one and the same instrument.
SECTION 7. This Third Supplemental Indenture shall be construed in accordance with and governed by the laws of the State of New York.
       IN WITNESS WHEREOF, PUBLICKER INDUSTRIES INC. has caused this Third Supplemental Indenture to be signed and acknowledged by its President, and its corporate seal to be affixed hereunto, and the same to be attested by its Secretary; and IBJ SCHRODER BANK & TRUST COMPANY has caused this Third Supplemental Indenture to be signed and acknowledged by one of its Assistant Vice
Presidents and its corporate seal to be affixed hereunto, and the same to be attested by one of its Assistant Secretaries, all as of the day and year first written above.

                                                 PUBLICKER INDUSTRIES INC.


      By
                     James J. Weis
               President and Chief
                 Executive Officer

(CORPORATE SEAL)

Attest:



Antonio L. DeLise,
Vice President, Chief
 Financial Officer and Secretary


      IBJ SCHRODER BANK & TRUST COMPANY


      By
         [name]
         [title]


(CORPORATE SEAL)

Attest:



[name]
Assistant Secretary

     Exhibit 21



                       PUBLICKER INDUSTRIES INC.

                   LIST OF SIGNIFICANT SUBSIDIARIES




                                 State of Jurisdiction
Subsidiary                             of Incorporation

Bright Star Industries, Incorporated                 Delaware

Continental Distilling Corporation                        Delaware

Fenwal Electronics, Inc.                             Delaware

Greenwald Industries, Inc.                      Delaware

Hanten Acquisition Co.                          Delaware

Kidde Systems, Inc.                             Delaware

LTA Disposition Corporation                     Delaware

Masterview Window Company, Inc.                 Delaware

Nevco Housewares, Inc.                          Delaware

Orr-Schelen-Mayeron & Associates, Inc.                    Minnesota

Publicker Chemical Corporation                       Louisiana

Publicker Gasohol, Inc.                              Delaware

Publicker, Inc.                                 Delaware

Publicker Industries Inc.                       Pennsylvania

Rouglas-Dandall, Inc.                           Delaware

Sagrocry, Inc.                           Pennsylvania

                                                             Exhibit 23


CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation by reference of our reports included in this Form 10-K into the Company's previously filed Registration Statement on Form S-1 File No. 33-9344, Registration Statement on Form S-3
File No. 33-9344, Registration Statement on Form S-8 File No. 33-26386, Registration
Statement on Form S-8 File No. 33-56838 and Registration Statement on Form S-8 File No.
33-88876.



                                     Arthur Andersen LLP

Stamford, Connecticut
March 1, 1996