Form 10-K/A
period 1995-12-31
PUBLICKER INDUSTRIES INC
filed 1996-05-15
CIK 81050

FORM 10-K/A

                   Amendment No. 1
          SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549
                  _________________
      (Mark One)

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

                              None.
                        PART I

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

      Sale of Associated Testing Laboratories, Inc. - 1995
                                  On January 31, 1995, the
      Company sold substantially all of the assets of Associated Testing Laboratories, Inc. ("ATL") for $2,240,000 in cash, plus the assumption of certain liabilities, including accounts payable, accrued liabilities and obligations under leases, contracts and agreements, to F.W. Bell, Inc. ATL has been reflected in the consolidated financial statements as a discontinued operation.

      Sale of Bright Star Industries, Incorporated - 1996
                                  On February 16, 1996, the
      Company sold substantially all of the assets of Bright Star Industries, Incorporated ("BSI") for $5,500,000 in cash, plus the assumption of certain liabilities, including accounts payable, accrued liabilities and obligations under leases, contracts and agreements, to an affiliate of BancBoston Capital and an investor group. The proceeds on the sale will be used to repay certain debt obligations and to improve the Company's liquidity. BSI has been reflected in the consolidated financial statements as a discontinued operation.

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

                                  Masterview Window Company, Inc.

                                  Masterview Window Company,
      located in Phoenix, Arizona, is engaged in the manufacture, sale, distribution and installation of aluminum windows and doors for the single and multi-family new housing marketplace. Masterview is a licensed contractor in the states of Arizona, California and Nevada. The principal raw materials used in the manufacture of aluminum windows and doors include aluminum extrusions and glass. These materials are readily available from numerous sources. Masterview has benefited from continued strength in housing starts in its market areas. The southwest has been among the fastest growing regions in the United States. Masterview experiences intense competition for its products but has achieved a strong position in the Arizona market. Competition is based primarily on price, quality and customer service. Masterview sells to several of the largest home manufacturers in Arizona and Nevada and two of its customers each constitute more than 10% of its an-nual sales. Masterview experiences a certain degree of seasonality and its sales tend to decline during the winter months.

      Services
                                  The Company's services segment
      consists of one subsidiary company - Orr-Schelen-Mayeron &
      Associates, Inc.  A description is as follows:

                                  Orr-Schelen-Mayeron & Associates, Inc.

      Orr-Schelen-Mayeron & Associates, Inc. provides general engineering, design and architectural services. OSM is headquartered in Minneapolis, Minnesota and operates a branch office in Eau Claire, Wisconsin. OSM's primary customer base is located in the midwestern United States. OSM's capabilities include all facets of engineering of general construction projects as well as environmental, transportation and water resource management engineering services. OSM enjoys an outstanding reputation in its primary marketplace and is one of the largest firms of its type in the Minneapolis area. Com-petition for the Company's services are characterized primarily by reputation, quality of work and cost effectiveness. As of December 31, 1995 and 1994, OSM had contract backlogs of approximately $4,900,000 and $5,300,000, respectively. Substantially all of OSM's backlog is expected to be completed in 1996.

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

      Financial Information Relating to Industry
           Segments and Classes of Products
              (in thousands of dollars)


                                               1995         1994*       1993*
      Net sales to unaffiliated customers:
      Manufacturing                         $56,014       $52,578     $46,654
      Services                               10,276        11,884       9,972
                                            $66,290       $64,462     $56,626

      Income (loss) from operations:1
      Manufacturing                          $6,701        $2,887      $2,791
      Services                                 (524)          798         710
      Corporate and other                    (3,934)       (3,560)     (3,874)
                                             $2,243          $125       $(373)
      Identifiable Assets:
      Manufacturing                         $26,594       $23,454     $22,874
      Services                                4,006         5,654       5,038
      Corporate and other                    14,590        16,192      24,999
                                            $45,190       $45,300     $52,911

      Depreciation and Amortization Expense:
      Manufacturing                            $980          $792        $552
      Services                                  281           241         193
      Corporate and other                       247           349         457
                                             $1,508        $1,382      $1,202

      Capital Expenditures:
      Manufacturing                          $2,810        $1,268        $913
      Services                                  162           297         174
      Corporate and other                       396             5          20
                                             $3,368        $1,570      $1,107

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

      Name                Age        Office and Position

      James J. Weis        47        President, ChiefExecutive Officer
                                         and Director

      Antonio L. DeLise    34        Vice President, Chief Financial
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






      Springs Industries Inc. Litigation

         This Matter has been Settled

         In May 1990, Springs Industries, Inc., a South Carolina corporation ("Springs"), commenced an action against Golding Industries, Inc. (Raytex Division), a former subsidiary of the Company ("Golding"), in the Supreme Court of the State of New York, County of New York. The complaint alleged that Golding printed and finished fabric supplied by Springs, and that the finished fabric did not meet the color fastness and dimensional stability specifications required by Springs. The complaint sought unspecified damages exceeding $2 million on each of five causes of action and punitive damages of $5 million. During discovery, Springs increased its damage claim to an amount between $7.9 million and $10.9 million for alleged losses and lost profits. In August 1994, the Company commenced an action in the Supreme Court of the State of New York, County of New York against Home Insurance Company and Home Indemnity Company seeking a declaration that the claims asserted by Springs against Golding are covered by the comprehensive general liability policy and the umbrella policy issued by the Home companies. These actions were settled during the fourth quarter of 1995. The net cost of the settlements with Springs and the Home companies was not material.

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

(c) The Company did not pay dividends on its common stock during the prior five fiscal years and does not anticipate paying dividends in the forseeable future.

      The Indenture,dated as of December 15, 1986, under which the Company's 13% Subordinated Notes due December 15, 1996 were issued, contains certain restrictions with respect to the payment of dividends by the Company. Generally, while the Notes are outstanding, the Company may not declare or pay any dividend or make any payments or distributions on its capital stock or to its stockholders
      (other than dividends or distributions payable in its capital stock) if at the time of such action or as a result thereof: (A) the Company is in default on the Notes or (B) the cumulative amount of such dividends and distributions after December 31, 1986 exceeds the sum of (i) 50% of the Company's cumulative consolidated net income (as defined in the Indenture) after December 31, 1986 (or, in the event such amount is a deficit, minus 100% of such deficit) and (ii) the aggregate gross proceeds received after December 31, 1986 by the Company from the sale of capital stock (other than capital stock subject to mandatory redemption before December 15, 1996). Because the most restrictive of these tests, the cumulative consolidated net income test, relates to periods after December 31, 1986, the Company is restricted from declaring or paying any cash dividends. The final sinking fund payment under the Notes is due December 1996.

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

                                          Year Ended December 31,

                                  1995     1994*      1993*     1992*     1991*
                                       (In thousands, except per share amounts)
Income Statement Data:
Net sales                      $66,290  $64,462    $56,626   $50,712   $48,282
Income (loss) from operations1   2,243      125       (373)   (1,713)     (719)
Income (loss) from continuing
   operations                     (834)2 (3,264)3  (18,830)4  (6,559)5  (5,918)6
Income (loss) from discontinued
   operations                      543      975      1,076     2,227     2,975
Gain on sale of discontinued
    operations, net                  -        -      8,307         -         -
Net income (loss)                $(291) $(2,289)   $(9,447)  $(4,332)  $(2,943)

Per common share:
Income (loss) from continuing
    operations                  $ (.06)   $(.22)    $(1.30)    $(.45)    $(.41)
Income (loss) from discontinued
    operations                     .04      .07        .65       .15       .21
Net income (loss) per
    common share                $ (.02)   $(.15)     $(.65)    $(.30)    $(.20)


                                                    December 31,
                                 1995      1994*     1993*      1992*     1991*
                                                  (In thousands)
      Balance Sheet Data:7
      Working capital         $(5,788)   $6,916   $20,761    $23,510  $ 31,016
      Total assets             45,190    45,300    52,911     49,395    54,241
      Total debt8              14,693    17,437    22,082     25,557    26,097
      Non-current liabilities  11,473    16,538    21,593      6,552     6,710
      Shareholders' equity     (2,594)   (2,616)     (340)     9,082    13,414

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

      (8) Includes current maturities of long term debt and revolving credit line borrowing.
      * Restated for discontinued operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


      Year Ended December 31, 1995 Compared to Year Ended December 31,
      1994

       Publicker's consolidated sales of $66,290,000 for the year ended December 31, 1995 increased by approximately 3% from $64,462,000 for 1994. The increase in sales was due to a 4% increase in selling prices offset by a slight decrease in volume. The Company's income from operations for 1995 totaled $2,243,000 compared to $125,000 for 1994. The Company reported a net loss of $291,000 ($.02 per share) for 1995 compared to a net loss of $2,289,000 ($.15 per share) for 1994. The 1995 results included costs of pensions-nonoperating of $744,000, legal settlements and costs of $365,000, a gain from the repurchase of notes of $75,000 and income from discontinued operations of $543,000. The 1994 results included cost of pensions-nonoperating of $768,000, legal settlements and costs of $507,000, a gain from the repurchase of notes of $640,000 and income from discontinued operations of $975,000.

       For the year ended December 31, 1995, cost of sales and services of $48,509,000 decreased by approximately 3% from $49,892,000 in 1994. The decrease in cost of sales and services was due to productivity increases in the Company's manufacturing segment.

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

       Publicker's consolidated sales of $64,462,000 for the year ended December 31, 1994 increased by approximately 14% from $56,626,000
      for 1993.    The increase in sales was due to a 2% increase in
      selling prices coupled with an 12% increase in volume. The Company's income from operations for 1994 totaled $125,000 compared to a loss from operations of $373,000 for 1993. The Company reported a net loss of $2,289,000 ($.15 per share) for 1994 compared to a net loss of $9,447,000 ($.65 per share) for 1993. The 1994 results included cost of pensions - nonoperating of $768,000, legal settlements and costs of $507,000, a gain from the repurchase of subordinated notes of $640,000 and income from discontinued operations of $975,000. The 1993 results included cost of pensions - nonoperating of $776,000, legal settlements and costs of $14,791,000, a gain from the repurchase of subordinated notes of $370,000 and income from discontinued operations of $9,383,000. The 1993 legal settlements and costs included a charge of $14,350,000 to cover the estimated costs of settling the Company's environmental litigation. The 1993 income from discontinued operations included a gain of $9,397,000 from the sale of American Cryogas Industries, Inc. ("ACI") and a gain of $710,000 from the 1988 disposition of the Company's U.K. Beverage Division, offset in part by a provision for disposition of $1,800,000 to reduce the net assets of discontinued operations to their estimated net realizable values and to accrue for anticipated phase-out period losses.

       For the year ended December 31, 1994, cost of sales and services of $49,892,000 increased by approximately 14% from $43,764,000 for 1993. The increase in cost of sales and services was consistent with the increased level of the Company's consolidated sales, but was adversely impacted by reduced operating efficiencies and increased raw material costs at certain of the Company's subsidiaries.

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

       Costs of sales and services for the fourth quarter of 1995 totaled $12,144,000 compared to $11,691,000 for the fourth quarter of 1994. Selling expenses totaled $1,083,000 for the fourth quarter of 1995 compared to $1,084,000 for the fourth quarter of 1994. General and administrative expenses totaled $3,071,000 compared to $3,034,000 for the fourth quarter of 1994. Interest expense decreased to $450,000 for the fourth quarter of 1995 compared to $707,000 for the same period in 1994 due to the repurchase and redemption of subordinated notes during the fourth quarter of 1994.

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


      ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
      DISCLOSURE

       None.

                       PART III


      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
      REGISTRANT

       The Company currently has six directors, all of whom were elected at the Annual Meeting of Shareholders held on May 23, 1995. All directors serve until the next election of directors or until their successors are chosen and have qualified.

       Set forth below as to each director of the Company is information regarding age (as of February 15, 1996), position with the Company, principal occupation, business experience, period of service as a director of the Company and directorships currently held in public corporations.

       HARRY I. FREUND: Age 55; Director of the Company since April 12, 1985. Chairman of the Board since December 1985. Since 1975, Mr. Freund has been Chairman of Balfour Investors Inc. (formerly known as Balfour Securities Corporation), a merchant banking firm that had previously been engaged in a general brokerage business. Mr. Freund is also Vice Chairman of the Board of Directors of Glasstech, Inc.

       JAY S. GOLDSMITH: Age 52; Director of the Company since April 12, 1985. Vice Chairman of the Board since December 1985. Since 1975, Mr. Goldsmith has been President of Balfour Investors Inc. Mr. Goldsmith is also Chairman of the Board of Directors of Glasstech, Inc.

       DAVID L. HERMAN: Age 82; Director of the Company since April 12, 1985. Mr. Herman was President and Chief Executive Officer of the Company from March 31, 1986 until March 8, 1995. Prior to 1986, Mr. Herman was an independent consultant advising clients on the reorganization of businesses and potential acquisitions. Prior thereto, Mr. Herman was the sole owner of Darman Tool and Manufacturing Company, a private company engaged in the manufacture of appliances and photocopying machines.

       CLIFFORD B. COHN: Age 44; Director of the Company since July 31, 1980. Vice President of Government Affairs of the Company from April 1, 1982 to November 20, 1984. Since 1977, Mr. Cohn has been engaged in the private practice of law in Philadelphia, Pennsylvania. Mr. Cohn is a director of Glasstech, Inc.

       L. G. SCHAFRAN: Age 57; Director of the Company since December 3, 1986. Mr. Schafran is the Managing General Partner of L. G. Schafran & Associates, a real estate investment and advisory firm established in October 1984. For more than five years prior thereto, Mr. Schafran was a senior officer in The Palmieri Company, specializing in the acquisition, management and disposition of distressed properties. Mr. Schafran is a director of Glasstech, Inc., Capsure Holdings Corp., OXiGENE, Inc., Dart Group Corp. and its two publicly traded affiliates: Trak Auto Corp. and Crown Books Corp. Mr. Schafran is also a trustee of National Income Realty Trust, Chairman of the Board of Delta-Omega Technologies, Inc. and Chairman of the Executive Committee of Dart Group Corp.

       JAMES J. WEIS: Age 47; President, Chief Executive Officer and Director of the Company since March 8, 1995. Mr. Weis joined the Company in September 1984 as Assistant to the President and was elected Vice President in November 1984, Chief Financial Officer and Secretary in April 1986, Executive Vice President - Finance in August 1989 and President, Chief Executive Officer and Director in March 1995.

       The information with respect to the executive officers of the Company required by this item is set forth in Item 1A of this Form 10-K.


      ITEM 11.  EXECUTIVE COMPENSATION


      Compensation of Executive Officers

       The following tables set forth information concerning the cash compensation, stock options and retirement benefits provided to the Company's Chief Executive Officer, its other executive officer and one former Chief Executive Officer. The notes to these tables provide more specific information concerning compensation. The Company's compensation policies are discussed in the Compensation Committee Report on Executive Compensation.


              Summary Compensation Table




      Annual Compensation                       Long-Term Compensation
                                            Awards             Payments

Name and Principal                           Other Annual  Restricted Stock
Position            Year   Salary  Bonus(1) Compensation       Awards
James J. Weis (1)   1995  315,727 130,000    $        -       $        -
President, Chief    1994  233,750 100,000             -                -
Executive Officer   1993  233,750 175,000             -                -
and Director

                    Options/(#)(2)      LTIP Payouts          Compensation
                       100,000             $     -              $9,641 (4)
                        60,000                   -               8,728 (4)
                        60,000                   -               7,081 (4)
Antonio L. DeLise (1)
Vice President,
Chief Financial
Officer and Secretary 1995  98,438   40,000      -                      -

                    Options/(#)(2)       LTIP Payouts          Compensation
                         25,000              -                     2,100 (5)

David L. Herman (1)(3)
Director and           1995      37,500      -               -          -
former President       1994     127,500    75,000            -          -
and Chief              1993     127,575    75,000            -          -
Executive
Officer

                    Options/(#)(2)        LTIP Payouts          Compensation
                         30,000                -                   90,409 (6)
                         60,000                -                      553 (6)
                         60,000                -                      964 (6)

      (1) Reflects bonus earned during the fiscal year. In some instances all or a portion of the bonus was paid during the next fiscal year.
      (2)  Options to acquire shares of Common Stock.
      (3) Mr. Herman was the President and Chief Executive Officer of the Company prior to his retirement on March 8, 1995.
      (4) Consists of $4,620, $4,620 and $2,249 in contributions to the Company's 401(k) plan for 1995, 1994 and 1993, respectively, and $5,021, $4,108 and
           $4,832 for term life and disability insurance premiums paid on behalf of Mr. Weis for 1995, 1994 and 1993, respectively.
      (5) Consists of $2,100 for term life and disability insurance payments paid on behalf of Mr. DeLise for 1995.
      (6) Consists of Board of Directors fees of $30,000 and fees received pursuant to a Consulting Agreement of $60,000 for 1995 and $409, $553 and $964 for term life and disability insurance premiums paid on behalf of Mr. Herman for 1995, 1994 and 1993, respectively.


Stock Options Granted During 1995

                            Individual Grants

                           % of Options    Exercise Price    Expiration Date
               Options    Granted to all    Per Share
Name           Granted(3) Employees
James J. Weis     100,000   17.6%              $1.875            6/23/00

Antonio L. DeLise  12,500    2.2%               1.625           12/12/00
                   12,500    2.2%               1.875            6/23/00

David L. Herman   12,500     5.3%               1.875             7/1/00

All Shareholders(2)  N/A     N/A                1.625               N/A

Named officers' gain N/A     N/A                  N/A               N/A
as % of all
shareholders' gain
                            Potential Realizable Value at Assumed
                         Annual Rates of Stock Price Appreciation For
                                Five Year Option Term (1)
                                 5%                   10%
James J. Weis                  $51,803            $114,471
Antonio L. DeLise                5,612              12,401
                                 6,475              14,309
David L. Herman                 15,541              34,341
Named officers' gain         7,698,366          17,011,377
as % of all
shareholders' gain


(1) The potential gain is calculated from the closing price of Common Stock on June 23, 1995 and December 12, 1995, the
                   dates of grants to executive
                    officers. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall market conditions. There can be no assurance that the amounts reflected in this table will be achieved.
      (2)     Based on the number of shares outstanding at December 31, 1995.
      (3)     Options granted under the Company's 1993 Long-Term Incentive
Plan and the Non-employee Director Stock Option Plan expire five years from the date of grant.


                      Aggregated Stock Options Exercised in 1995
                        and December 31, 1995 Option Values

      Exercised in 1994                        Unexercised at December 31, 1995

                                                 Number of Options

                   Shares     Value
Name of Executive  Acquired  Realized Exercisable Unexercisable

James J. Weis         -      $    -     280,000      -

Antonio L. DeLise     -           -      25,000      -

David L. Herman       -           -     210,000      -

                                              Value of Options
                                      Exercisable   Unexercisable

James J. Weis                           $237,500      $       -

Antonio L. DeLise                         15,625              -

David L. Herman                          202,500              -



      (1) These values are based on the December 29, 1995 closing price for the
                    Company's stock on the New York Stock Exchange of $2.375 per share.
      (2) This represents the aggregate value of "in-the-money" stock options as of
                    December 29, 1995.


      Retirement Income Plan

         Effective December 31, 1993, benefits under the Publicker Retirement Plan (the "Plan") were frozen. Accordingly, Plan participants will accumulate no additional credited service and earnings subsequent to December 31, 1993 will no longer have an impact on accumulated benefits. The annual benefits payable upon retirement for Mr. Weis is $23,831. The foregoing amounts are based on a straight life annuity. Retirement benefits are payable at age 65 to married employees in the form of a 50% joint and survivor annuity with their spouses, at a reduced amount, unless they elect to receive a straight life annuity. Single employees receive a straight life annuity. The foregoing benefit amounts are not subject to any deduction for Federal Insurance Contributions Act or other offset amounts.

      Stock Option Plans

         Under stock option plans for directors, officers and key employees adopted by shareholders of the Company in 1988, 1989 and 1991, the Company has been authorized to grant nonqualified stock options to purchase up to 3,500,000 shares of Common Stock. Under the 1993 Long-Term Incentive Plan and the Non-employee Director Stock Option Plan adopted by shareholders of the Company in 1994, the Company may grant stock options, restricted stock options, stock appreciation rights, performance awards and other stock-based awards equivalent to up to 3,550,000 shares of Common Stock.

         The plans are administered by the Board of Directors of the Company. Subject to the express provisions of the plans, the Board of Directors has full and final authority to determine the terms of all options granted to key employees under the plans including
      (a) the purchase price of the shares covered by each option, (b) whether any payment will be required upon grant of the option, (c) the individuals to whom, and the time at which, options shall be granted, (d) the number of shares to be subject to each option, (e) when an option can be exercised and whether in whole or in installments, (f) whether the exercisability of the options is subject to risk of forfeiture or other condition and (g) whether the stock issued upon exercise of an option is subject to repurchase by the Company, and the terms of such repurchase.

         The term of options granted to directors shall be five years from the date of grant and shall be immediately exercisable. Under the 1988, 1989 and 1991 plans, the term of all other options shall be for such period as the Board of Directors shall determine, but shall not in any event exceed 12 years from the date of the option's grant. Under the 1993 Long-Term Incentive Plan, the term of options granted shall be prescribed by the Board of Directors provided, however, that no stock option may be exercised after five years from the date it is granted.

         During the year ended December 31, 1995, no stock options were granted to or exercised by any executive officers of the Company other than options granted under the 1993 Long-Term Incentive Plan and the Non-employee Director Stock Option Plan. During such year, the Company granted 100,000 options to Mr. Weis, 25,000 options to Mr. DeLise and 30,000 options to Mr. Herman. No directors or officers of the Company exercised options during 1995.


      Employment and Change in Control Agreements

         In August 1987, the Company entered into change in control agreements with each of Messrs. Freund, Goldsmith, Herman and Weis, which agreements provide for payments to them under certain circumstances following a change in control of the Company. These agreements were not adopted in response to any specific acquisition of shares of the Company or any other event threatening to bring about a change in control of the Company. For purposes of the agreements, a change in control is defined as any of the following:
      (i) the Company ceasing to be a publicly owned corporation having at least 2,000 shareholders, (ii) any person or group acquiring in excess of 30% of the voting power of the Company's securities,
      (iii) Continuing Directors (as defined below) ceasing for any reason to constitute at least a majority of the Board of Directors,
      (iv) the Company merging or consolidating with any entity, unless approved by a majority of the Continuing Directors or (v) the sale or transfer of a substantial portion of the Company's assets to another entity, unless approved by a majority of the Continuing Directors. A majority of the Continuing Directors have approved the sale of the Company's Masterview Window Company subsidiary or the property or assets thereof on such terms and conditions (including the consideration therefor) as may subsequently be determined by the Board of Directors, in its sole discretion. See "Proposal 2. --Sale of Masterview Window Company." For purposes of the agreements, "Continuing Director" means Messrs. Freund, Goldsmith, Herman, Cohn, Schafran and Weis, and any other director designated as such prior to his election as a director by a majority of the then remaining Continuing Directors.

         In the event the Company discontinues the services (as defined below) of one of the above-named individuals as a director or officer, as the case may be, following a change in control, the individual will be entitled to receive in a lump sum within 10 days of the date of discontinuance, a payment equal to 2.99 times the individual's average annual compensation for the shorter of (i) the five years preceding the change in control, or (ii) the period the individual received compensation from the Company for personal services. Assuming a change in control of the Company and the discontinuance of an individual's services were to occur at the present time, payments in the following amounts (assuming there are no excess parachute payments, as defined below) would be made pursuant to the change in control agreements: Mr. Freund -- $861,307; Mr. Goldsmith -- $861,307; Mr. Herman -- $615,011 and Mr.
      Weis -- $1,158,074. In the event any such payment, either alone or together with others made in connection with the individual's discontinuance, is considered to be an "excess parachute payment" (as defined in the Internal Revenue Code of 1986, as amended (the "Code")), the individual is entitled to receive an additional payment in an amount which, when added to the initial payment, results in a net benefit to the individual (after giving effect to excise taxes imposed by Section 4999 of the Code and income taxes on such additional payment) equal to the initial payment before such additional payment. The Company shall be deemed to have discontinued an individual's services if any of the following occurs: (i) he is terminated as an employee of the Company for any reason other than conviction of a felony or any act of fraud or embezzlement, his disability for six consecutive months or his death, (ii) failure to elect and maintain him in the office which he now occupies, (iii) failure of the Board of Directors to include him in the slate of directors recommended to stockholders, (iv) a reduction in his salary or fringe benefits, (v) a change in his place of employment or excessive travel or (vi) other substantial, material and adverse changes in conditions under which the individual's services are to be rendered. Since the change in control agreements would require large cash payments to be made by any person or group effecting a change in control of the Company absent the assent of a majority of the Continuing Directors, these agreements may discourage hostile takeover attempts of the Company.

         The change in control agreements would have expired on December 31, 1995 but have been and will continue to be automatically extended for a period of one year on each December 1, unless terminated by either party prior to any such December 1. In the event a change in control occurs during the term of any of the agreements, including any extension thereof, the term of such agreements shall automatically be extended to three years from the date of such change in control.

         The Company has entered into an agreement with Mr. Weis which provides that, in the event his employment is terminated without cause or is considered terminated by reason of a change in Mr. Weis' duties which would require him to relocate his principal residence, he will receive a continuation of salary payments and all other employee benefits then provided him until the earlier of one year from the date of notice of termination or the date upon which he begins full-time employment with a new employer.

         Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including the Proxy Statement in whole or in part, the following report and the Performance Graph shall not be incorporated by reference into any such filing.

      Compensation Committee Report on Executive Compensation

         The Compensation Committee of the Board of Directors, consisting entirely of outside directors, approves all of the policies under which compensation is paid or awarded to the Company's executive officers. The present members of the Compensation Committee are Jay S. Goldsmith, Clifford B. Cohn and
      L. G. Schafran. The Company's compensation program for executive officers currently consists of salary and bonuses and periodic grants of nonqualified stock options. The elements of this program have different purposes. Salary and bonus payments are primarily designed to reward current and past performance, while stock option grants are designed to provide strong incentives for long-term future performance, and are generally forfeited should the executive officer leave the Company before retirement. All stock option grants are made under the Company's stock option plans which have been approved by the Company's shareholders. The granting of stock options is directly linked to the shareholders' interests since the value of the grants will increase or decrease based upon the future price of the Company's stock.

         In determining the executive compensation to be paid or granted during 1995, the Committee considered several factors. These included the assessment of the future objectives and challenges facing the Company as well as the significant problems the Company has been dealing with during 1995, particularly its ongoing environmental litigation. In view of the Company's efforts to achieve profitability, the Committee's actions have been guided less on quantitative measures of operating results than on other goal-directed endeavors such as the Company's acquisitions and dispositions, elimination and rationalization of underperforming operations and the efforts of the executive personnel to bring about improvements in the operations and profitability of the Company's subsidiaries. The Committee's decisions concerning the compensation of individual executive officers during 1995 were made in the context of historical practices and the current competitive environment together with the need to attract and retain highly qualified executives who will be best able to achieve the successes needed by the Company. The Committee also considered the fact that the Company has had only two executive officers and the effect this has on their workload and diversity of responsibilities.

      Bases for Chief Executive Officer Compensation

         In 1995, Mr. Weis received total cash payments of $445,737 in salary and bonus (as shown in the Summary Compensation Table above). In addition, options to purchase 100,000 shares of Common Stock were granted to Mr. Weis during 1995 under the Company's 1993 Long-Term Incentive Plan. The Compensation Committee considered the 1995 compensation appropriate in light of the Company's significantly improved financial results, increased shareholder value, his leadership in the Company's settlement of certain environmental litigation and performance with respect to implementing strategic initiatives for the Company. The Committee noted Mr. Weis's considerable efforts to revitalize the Company, his direct involvement in the significant transactions of the Company during 1995 and his knowledge and historical perspective of the Company's problems and issues.

         This report is submitted by the members of the Compensation Committee of the Board of Directors.

                                 Compensation
      Committee
                                  Jay S.
      Goldsmith
                                  Clifford B.
      Cohn
                                  L. G.
      Schafran

      Five Year Performance Graph: 1990 - 1995

         The annual changes for the five year period from 1990 through 1995 are based on the assumption that $100 had been invested in Publicker stock and each index on December 31, 1990 (as required by SEC rules), and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarters. The total cumulative dollar returns shown in the graphs represent the value that such investments would have had on December 31, 1995.


              The peer group index is based on all companies contained in the Multi-industry Group of Media General Financial Services with a market capitalization of under $100 million as of December 31, 1995. The returns of each component issuer of the peer group have been weighted according to the respective issuer's stock market capitalization at the beginning of each period for which a return is indicated. This group was selected since the diversity of the Company's operations does not place it within any more specific industry group. In addition, the market capitalization criteria was applied to eliminate from comparison those multi-industry companies that are extremely large, such as ITT Corporation. The resulting peer group consists of the following fourteen companies for 1995: American Pacific Corp., ARC International Corp., Autocam Corp., Drew Industries Inc., Met-Pro Corporation, Pacific Dunlop Ltd. ADR, Prime Equities International, Quixote Corp., SL Industries Inc., Somerset Group Inc., TCC Industries, Inc., Triton Group Ltd., Intelect Communications Ltd., and Tyler Corp. The companies shown in italics are new to this peer group during 1995. The following companies that were included in this peer group for 1994 were no longer included in the peer group for 1995: Challenger International Ltd., Katy Industries and Wellstead Industries Inc.

      Information Concerning the Board of Directors

         Directors who were not officers of the Company, other than Messrs. Freund and Goldsmith, are paid $2,500 per month for services as directors and, in addition, $750 per day for each meeting of the Board or of shareholders that they attended without regard to the number of meetings attended each day.

         Pursuant to informal arrangements with the Company, Messrs. Freund and Goldsmith each receive annual compensation at the rate of $325,000 per year as Chairman and Vice Chairman of the Board, respectively, and for providing certain services described below. The arrangements have indefinite terms and are terminable at any time by either party. The compensation received by them is approved from time to time by the Directors Compensation Committee of the Board of Directors, consisting of David L. Herman, Clifford
      B.  Cohn and L.G. Schafran.

         Messrs. Freund and Goldsmith provide advice and counsel to the Company on a variety of strategic and financial matters, including business acquisitions and divestitures, raising capital
      and shareholder relations.   Messrs. Freund and Goldsmith do not
      render any services in connection with the day-to-day operations of the Company. Services are provided on a less than full time basis, with the amount of time varying depending on the activities in which the Company is engaged from time to time. The arrangements with the Company do not provide for a minimum amount of time to be spent on Company matters.

         On March 8, 1995, following Mr. Herman's retirement as
      President of the Company, the Company and Mr. Herman entered into an informal Consulting Agreement pursuant to which Mr. Herman will render consulting services to the Board of Directors of the Company. The Consulting Agreement has an indefinite term and provides for a monthly consulting fee at a rate of $80,000 per year. The services to be rendered to the Company by Mr. Herman include consultation on acquisitions and divestitures, litigation, including the Company's environmental litigation, and other matters. The Consulting Agreement is terminable at any time by the Company or Mr. Herman.

         The Company and Balfour Investors Inc. ("Balfour"), are parties to a License Agreement, dated as of October 26, 1994, with respect to a portion of the office space leased by the Company in New York City. Harry I. Freund and Jay S. Goldsmith are Chairman and President, respectively, and the only shareholders of Balfour. The term of the License Agreement commenced on January 1, 1995 and will expire on June 30, 2004, unless sooner terminated pursuant to law or the terms of the License Agreement. The License Agreement provides for Balfour to pay the Company an amount equal to 30% of the rent paid by the Company under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. In addition, Balfour has agreed to reimburse the Company for 30% of the cost of insurance which the Company is obligated to maintain under the terms of its lease with respect to the premises. The base rent payable by Balfour under the License Agreement is $5,618 per month through September 30, 1999 and $6,045 per month thereafter.



      ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

       Security Ownership of Beneficial Owners

       The following table sets forth, as of February 15, 1996, except as otherwise noted, the beneficial ownership of the Company's Common Stock by each person who owns of record or is known by the Company to own beneficially more than 5% of the Common Stock of the Company.


      Name and Address of Beneficial
      Owner
      Amount and Nature of
      Beneficial Ownership(1)
      Percent of Class


      Harry I. Freund
      c/o Balfour Investors, Inc.
      620 Fifth Avenue
      Rockefeller Center
      New York, NY  10111
      2,104,022(2)
      12.6%


      Jay S. Goldsmith
      c/o Balfour Investors, Inc.
      620 Fifth Avenue
      Rockefeller Center
      New York, NY  10111
      2,105,522(3)
      12.6%


      Base Assets Trust
      11400 West Olympic Boulevard
      Los Angeles, CA  90064
      979,353(4)
      6.1%


      R. Weil & Associates, L.P.,
      Appleton Associates L.P. and
      Ralph Weil
      c/o R. Weil & Associates
      2 Crossfield Avenue
      West Nyack, NY  10994
      1,731,900(5)
      11.6%


      Foreign & Colonial Management
      Limited and Hypo Foreign &
      Colonial Management (Holdings)
      Limited
      Exchange House
      Primrose Street
      London EC2 ANY, England
      1,233,750(6)
      8.2%




      (1)     Calculated in accordance with Rule 13d-3 adopted by the
                    Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

      (2)     Includes shares of Common Stock which may be acquired by
                    Mr. Freund within 60 days as follows: 500,000 shares through the exercise of stock options and l,064,960 shares through the exercise of stock purchase warrants. Also includes 314,125 shares that may be deemed to be owned beneficially by Mr. Freund which are held by Balfour Investors Inc. ("Balfour") for its clients in discretionary accounts, as to which Mr. Freund disclaims beneficial ownership. Messrs. Freund and Goldsmith are Chairman and President, respectively, and the only shareholders of Balfour. The discretionary clients of Balfour have the sole power to vote and direct the vote of the shares held in their account. Balfour and its discretionary clients have shared power to dispose of or direct the disposition of the shares held in such clients' accounts. At present, Balfour has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the Company's Common Stock for all of its discretionary clients. Also includes options to purchase 200,000 shares of Common Stock held by Mr. Freund, the expiration of which has been extended by five years to April 12, 2000.

      (3)     Includes shares of Common Stock which may be acquired by
                    Mr. Goldsmith within 60 days as follows: 500,000 shares through the exercise of stock options and 1,034,240 shares through the exercise of stock purchase warrants. Also includes 1,500 shares of Common Stock and 30,720 shares which may be acquired through the exercise of stock purchase warrants over which Mr. Goldsmith has shared voting and investment power but as to which he disclaims any beneficial interest, and includes 314,125 shares that may be deemed to be owned beneficially by Mr. Goldsmith which are held by Balfour for its clients in discretionary accounts as to which Mr. Goldsmith disclaims beneficial ownership (see Note 2 above). Also includes options to purchase 200,000 shares of Common Stock held by Mr. Goldsmith, the expiration of which has been extended by five years to April 12, 2000.

      (4)     Represents warrants to purchase 979,353 shares of Common
                    Stock owned by the Base Assets Trust - Richard D. Baum, Trustee, Wilbert F. Schwartz, Trustee and Thomas Arnold, Trustee. This information is based on a statement on
                    Schedule 13G filed with the Securities and Exchange Commission by Base on February 13, 1996. On April 15, 1996, the Company and Base amended the terms of the warrants to make them exercisable for 40,000 shares of Common Stock without consideration. On such date, Base exercised the warrants and purchased 40,000 shares of Common Stock. Base has shared power to vote and direct the vote and shared power to dispose or to direct the disposition of the shares.

      (5)     Based on a statement on Schedule 13D filed with the
                    Securities and Exchange Commission on August 31, 1995. Includes 1,673,700 shares owned by a group consisting of R. Weil & Associates L.P., Appleton Associates L.P. and Ralph Weil. These parties affirm that there is no formal arrangement among them or among any of the other persons or entities named in the Schedule 13D with respect to the Common Stock of the Company. Mr. Weil has the power to vote and direct the vote and the power to dispose or to direct the disposition of these shares. Also includes 58,200 shares as to which Mr. Weil has shared voting and disposition power but as to which he disclaims any beneficial interest.

      (6)     Based on a statement on Schedule 13G filed with the
                    Securities and Exchange Commission on February 3, 1995. Foreign & Colonial Management Limited and Hypo Foreign & Colonial Management (Holdings) Limited have shared power to vote and direct the vote and shared power to dispose or to direct the disposition of such shares.

      Security Ownership of Management

         The following information is furnished as of February 15, 1996 with respect to each class of equity securities of the Company beneficially owned by all directors and nominees, and by all directors, nominees and officers as a group.

         The information concerning the directors, nominees and officers and their security holdings has been furnished by them to the Company.


      Name
      Position
      Beneficial Ownership
      of Shares of Common
      Stock as of
      February 15, 1996(1)
      Percent
      of Class(1)

      Harry I. Freund
      Director and
      Chairman of the
      Board
      2,104,022(2)
      12.6%


      Jay S. Goldsmith
      Director and Vice
      Chairman of the
      Board
      2,105,522(3)
      12.6%

      James J. Weis
      President, Chief
      Executive Officer
      and Director
      284,500(4)
      1.9%

      Clifford B. Cohn
      Director
      234,070(5)
      1.5%

      David L. Herman
      Director
      311,200(6)
      2.0%

      L.G. Schafran
      Director
      292,690(7)
      1.9%

      Antonio L. DeLise
      Vice President,
      Chief Financial
      Officer and
      Secretary
      25,000(8)
      Less than 1%

      All directors,
      nominees and
      officers as a
      group (7 persons)
      5,357,004(9)
      27.4%


      (1)     Calculated in accordance with Rule 13d-3 adopted by the
                    Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.
      (2)     See Note 2 on page 2.
      (3)     See Note 3 on page 2.
      (4)     Includes 280,000 shares which may be acquired by Mr. Weis
                    within 60 days through the exercise of stock options.
      (5)     Includes 220,000 shares which may be acquired by Mr. Cohn
                    within 60 days through the exercise of stock options.
      (6)     Includes shares of Common Stock which may be acquired by Mr.
                    Herman within 60 days as follows: 210,000 shares through the exercise of stock options and 51,200 shares through the exercise of stock purchase warrants.
      (7)     Includes shares of Common Stock which may be acquired by Mr.
                    Schafran within 60 days as follows: 220,000 shares through the exercise of stock options and 10,240 shares through the exercise of stock purchase warrants. Also includes 11,250 shares of Common Stock and 51,200 shares that may be acquired through the exercise of stock purchase warrants over which
                    Mr. Schafran has shared voting and investment power but as to which he disclaims any beneficial interest.
      (8)     Consists of shares which may be acquired by Mr. DeLise within
                    60 days through the exercise of stock options.
      (9)     Includes shares of Common Stock which may be acquired by such persons within 60 days as follows: 1,955,000 shares through the exercise of stock options and 2,242,560 shares through the exercise of stock purchase warrants. Also includes options to purchase 400,000 shares of Common Stock held by Messrs. Freund and Goldsmith, the expiration of which has been extended by five years to April 12, 2000.



      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
      TRANSACTIONS

         See Item 11 - Executive Compensation for information with respect to transactions required by this item.

                       PART IV

      ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                         REPORTS ON         FORM 8-K

      (a)     Financial Statements, Financial Statement Schedules and
                         Exhibits.

         1)   Financial Statements - See accompanying Index to
                         Consolidated Financial Statements and Schedules,
                   Page F-1.
         2)   Financial Statement Schedules - See accompanying Index
                    to Consolidated Financial Statements and Schedules,
                    Page F-1.
         3) Exhibits:
                   3.1  Amended and Restated Articles of Incorporation, dated
      March 27, 1984. **
            3.2    Amendment to the Amended and Restated Articles
                         of Incorporation, dated December 26, 1986. **
                   3.3  Amendment to the Amended and Restated Articles of
                              Incorporation, dated December 22, 1988. **
                   3.4  By-Laws as amended through July 17, 1990.
                         Incorporated by reference from the Registrant's Form
                      10-K for the year ended December 31, 1990, dated March
                        28, 1991.
                   3.5  Certificate of Designation, Preferences and Rights of
                        Class A Preferred Stock, First Series.  Incorporated
                              by reference from the Registrant's Registration Statement on Form 8-A, dated September 26, 1988.
                   4.1  Form of option to purchase common stock of the
      Registrant issued in connection with the             Stock
      Purchase Agreement dated April 12, 1985, among the Registrant,
      Balfour Securities Corporation             and the Purchasers.
      On March 8, 1995, the Registrant's Board of Directors extended the term of the  options until April 12, 2000.******
                   4.2  Form of Indenture, dated 1986 between the Registrant
      and J. Henry Schroder Bank & Trust              Company, as
      Trustee. *
                   4.3  First supplemental indenture, dated as of January 27,
      1988, between the Registrant and IBJ Schroder Bank & Trust Company, Trustee.******
                   4.4  Second supplemental indenture, dated as of April 1,
      1993, between the Registrant and IBJ Schroder             Bank & Trust
Company, as Trustee.******
            4.5    Third supplemental indenture, dated September 1,
                         1995, between the Registrant and IBJ Schroder
                         Bank & Trust Company, as trustee.  Filed
                         herewith.
                   4.6  Form of Warrant Agreement, dated 1986 between the
      Registrant J. Henry Schroder Bank & Trust            Company, as
Warrant Agent. On September 3, 1991, the Company's
      Board of Directors extended the            term of the
      outstanding warrants to December 15, 1996. *
                   4.7  Form of Warrant Agreement, dated 1986 between the
      Registrant and Drexel Burnham Lambert                Incorporated.
      On September 3, 1991, the Company's Board of Directors extended
      the term of the             outstanding warrants to
      December 15, 1996.*
                   4.8  Rights Agreement, dated as of August 9, 1988, between the Registrant and Mellon Financial
            Services Corporation #17, as Rights Agent.
                              Incorporated by reference from the Registrant's Registration Statement on Form 8-A, dated
September
                              26, 1988.
                   4.9  Loan and Security Agreement, dated October 11, 1995,
                              by and between Congress Financial Corporation (New England) and the Company's subsidiaries as Borrowers.*******
                  4.10  Term Promissory Notes dated October 11, 1995, from the
                              Company's subsidiaries as Debtors and Congress Financial Corporation (New England) in the
aggregate
                              amount of $2,149,000.*******
                  4.11  Guarantee dated October 11, 1995, by Publicker
                              Industries Inc. to Congress Financial
Corporation (New
                              England) of the obligations of the Company's
                              subsidiaries under the Financing
Agreements.*******
                  4.12  General Security Agreement dated by October 11, 1995 by Publicker Industries Inc. in favor of Congress Financial Corporation (New England).*******
                  10.1 Agreements dated as of August 1987 between the Registrant and Harry I. Freund, Jay S. Goldsmith,
                        David L. Herman, and James J. Weis concerning a change in control of the Registrant. Incorporated by reference from the Registrant's Form 8 Amendment to
                        the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987, dated December 7,
                         1987, filed on December 18, 1987.
              10.2  Publicker Industries Inc. 1988 Stock Option Plan. ***
                 10.3  Publicker Industries Inc. 1989 Stock Option Plan. ****
                  10.4  Publicker Industries Inc. 1991 Stock Option Plan. ****
                  10.5  Employment Agreement between the Registrant and Mr.
                              James J. Weis dated February 17, 1987. ****
                  10.6  Publicker Industries Inc. 1993 Long-Term Incentive
                              Plan. *****
                  10.7  Publicker Industries Inc. Non-employee Director Stock
                              Option Plan. *****
                  10.8  Asset Purchase Agreement between Associated Testing
      Laboratories, Inc., the Registrant                   and
      F.W. Bell, Inc. dated January 31, 1995, and exhibits
      thereto.******
            10.9   Asset Purchase Agreement among Bright Star
                         Industries, Incorporated, Hanten Acquisition
                         Co., Registrant, as sellers, and Bright Star
                         Acquisition Corp., as buyer, dated February 16, 1996.********
            10.10  Consulting Arrangement between the Registrant
                         and Harry I. Freund and Jay S. Goldsmith.  Filed
                         herewith.
            21     Subsidiaries of Registrant.  Filed herewith.
            23     Consent letter from Independent Public
               Accountants.  Filed herewith.

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


                                PUBLICKER INDUSTRIES INC.

                                            (Registrant)

                                Date   March 14, 1996
                                      By: /s/ JAMES J. WEIS


                                James J. Weis, President,
                                Chief Executive Officer and
                                Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
                                Date   March 14, 1996
                                By: /s/ JAMES J. WEIS
                                       James J. Weis, President,
                                Chief Executive Officer and
                                                 Director

                                Date   March 14, 1996
                                By: /s/ ANTONIO L. DELISE

                                Antonio L. DeLise, Vice
                                President, Chief Financial
                                Officer, Secretary and Principal
                                Financial and Accounting Officer

                                Date   March 14, 1996
                                By: /s/ CLIFFORD B. COHN

                                Clifford B. Cohn, Director

                                Date   March 14, 1996
                                By: /s/ HARRY I. FREUND

                                Harry I. Freund, Director

                                Date   March 14, 1996
                                By: /s/ JAY S. GOLDSMITH

                                Jay S. Goldsmith, Director

                                Date   March 14, 1996
                                By: /s/ DAVID L. HERMAN

                                David L. Herman, Director

                                Date   March 14, 1996
                                By: /s/ L. G. SCHAFRAN

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

                                              Arthur Andersen LLP



      Stamford, Connecticut
      February 26, 1996












              PUBLICKER INDUSTRIES INC.
               AND SUBSIDIARY COMPANIES

          CONSOLIDATED BALANCE SHEETS AS OF
              DECEMBER 31, 1995 AND 1994

                                                    1995                1994*
                                                    (in thousands of dollars)

ASSETS

Current assets:
Cash, including short-term investments of
 $5,470 in 1994 (Note 1)                       $     874          $     6,274
Restricted cash (Note 11)                          4,500                    -
Trade receivables, less allowance
for doubtful accounts (1995 -$239; 1994 - $352)
              (Note 1)                              8,931               9,638
Inventories (Note 1 and 3)                          7,286               6,874
Net assets of discontinued operations (Note 2)      4,579               6,957
                                      Other           895                 798
                      Total current assets         27,065              30,541

Property, plant and equipment (Note 1):
                             Land                     731                 398
             Buildings and leasehold improvements   3,609                1,811
                     Machinery and equipment        6,962                5,848
          Less - accumulated depreciation          (3,595)              (2,605)
                                                    7,707                5,452

      Goodwill (Note 1)                              7,861               7,790
      Other assets (Note 7)                          2,557               1,517
                                              $     45,190         $    45,300
                                     LIABILITIES AND SHAREHOLDERS'
      EQUITY

      Current liabilities:
           Current maturities of long-term
            debt (Note 4)                      $    11,235          $    9,684
                      Trade accounts payable         6,240               5,603
      Accrued liabilities (Notes 7 and 11)          15,378                8,338
                  Total current liabilities         32,853              23,625
      Long-term debt (Note 4)                        3,458               7,753
    Other non-current liabilities (Notes 7 and 11)  11,473              16,538
                           Total liabilities        47,784              47,916

      Shareholders' equity (Notes 5 and 8):
                 Common shares, $0.10 par value,
                 Authorized, 30,000,000 shares
                 Issued - 15,405,937 shares in
                 1995 and 14,950,937 in 1994         1,541               1,495
                Additional paid-in capital          42,488              41,942
Accumulated deficit (since January 1, 1984)        (42,732)            (42,441)
Common shares held in treasury, at cost - 545,027 in 1995 and
      418,837 shares in 1994                        (3,891)             (3,612)
                 Total shareholders' equity         (2,594)             (2,616)
                                              $     45,190         $    45,300
      *Restated for discontinued operations (Note 2).

      The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

      These financial statements have been prepared from the Company's books and records, after making all necessary adjustments thereto, and they represent the final statements for the period under examination


                  Antonio L. DeLise, Vice President & Chief Financial Officer
              PUBLICKER INDUSTRIES INC.
               AND SUBSIDIARY COMPANIES

       CONSOLIDATED STATEMENTS OF INCOME (LOSS)
      FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                          1995          1994*          1993*
                                         (in thousands except per share data)


      Sales and revenues:
         Sales of goods              $56,014        $  52,578      $  46,654
       Revenues from services         10,276           11,884          9,972
                                      66,290           64,462         56,626
      Costs and expenses:
       Cost of sales                  41,271           42,273         37,473
       Cost of services                7,238            7,619          6,291
       Selling expenses                4,219            4,244          3,582
General and administrative expenses   11,319           10,201          9,653
                                      64,047           64,337         56,99
Income (loss) from operations          2,243              125          (373)

 Other (income) expenses:
               Interest income          (138)            (309)          (287)
                  Interest expense     2,181            3,063          3,547
Cost of pensions - nonoperating (Note 7) 744              768            776
Legal settlements and costs (Note 11)    365              507         14,791
Gain from repurchase of notes (Note 4)   (75)            (640)          (370)
                                       3,077            3,389         18,457

Income (loss) from continuing
operations                              (834)          (3,264)       (18,830)

      Discontinued operations (Note 2):
Income (loss) from discontinued
                        operations        543             975          1,076
     Gain on sale or other disposition of
discontinued operations - net               -               -          8,307
   Net income (loss)               $     (291)    $    (2,289)   $    (9,447)

      Earnings (loss) per common share (Note 1):
      ontinuing operations     $         (.06)      $    (.22)    $    (1.30)
     Discontinued operations              .04             .07            .65
                               $         (.02)  $       (.15)      $    (.65)

      * Restated for discontinued operations (Note 2).

      The accompanying notes to consolidated financial statements are an integral part of these statements.


              PUBLICKER INDUSTRIES INC.
               AND SUBSIDIARY COMPANIES

      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
      (in thousands of dollars except share data)


                           Common Shares  Additional Accumulated Common  Share-
                           Shares         Paid-in    Deficit  Treasury holders'
                           Issued   AmountCapital    Since 1-1-84 Shares Equity

Balance - December 31, 1992 14,909,937 $1,491 $41,908 $(30,705) $(3,612) $ 9,082

Issuance of Common Shares     27,000     3        22         -       -       25

Net income (loss)                  -     -       -      (9,447)     -   (9,447)

Balance-December 31,1993 14,936,937  1,494  41,930     (40,152)(3,612)    (340)

Issuance of Common Shares  14,000      1        12         -        -       13

Net income (loss                -      -        -     (2,289)       -   (2,289)

Balance-December 31,1994 14,950,937 1,495  41,942    (42,441)  (3,612)   (2,616)

Issuance of Common Shares 455,000    46     546        -          -       592
Repurchase of Common Shares   -      -      -          -       (279)      (279)

Net income (loss)            -       -      -       (291)         -     (291)

Balance-December 31,1995 15,405,937 $1,541 $42,488 $(42,732) $(3,891) $(2,594)





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

              PUBLICKER INDUSTRIES INC.
               AND SUBSIDIARY COMPANIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                 1995        1994*      1993*
                                                  (in thousands)
      Cash flows from operating activities:
     Income (loss) from continuing operations $  (834)   $(3,264)   $ (18,830)
     Adjustments to reconcile income (loss) to
net cash provided by (used in) continuing operations:
         Depreciation and amortization           1,508     1,382        1,202
    Provision for doubtful accounts                 80       483          183
         Gain from repurchase of notes             (75)     (640)        (370)
Provision for settlement of environmental litigation -         -       14,350
               Changes in operating assets and liabilities:
Decrease (increase) in restricted cash          (4,500)        -            -
Decrease (increase) in trade receivables           627    (1,666)      (1,466)
Decrease (increase) in inventories                (412)    660         (148)
    Decrease (increase) in other current assets    (97)    296          164
           Decrease (increase) in other assets  (1,441)    790         (963)
  Increase (decrease) in trade accounts payable    637     404        1,190
   Increase (decrease) in accrued liabilities    7,040   3,961          182
Increase (decrease) in other
           non-current liabilities              (5,065) (5,055)         691
Net cash provided by (used in)
      continuing operations                     (2,532) (2,649)      (3,815)

Income (loss) from discontinued operations         543     975        9,383
Adjustments to reconcile income to net
cash provided by (used in) discontinued operations:
 Gain on sale or other disposition of discontinued
      operations                                     -       -      (8,307)
      Decrease (increase) in net assets of discontinued
            operations                            (525)     26        (501)
Net cash provided by (used in) discontinued
                             operations             18   1,001         575
Net cash provided by (used in) operating
                           activities           (2,514) (1,648)     (3,240)

      Cash flows from investing activities:
      Proceeds from sale or other disposition of discontinued
      operations                                 2,240   2,010     16,844
                  Capital expenditures          (3,368  (1,570)    (1,107)
 Net cash provided by
       (used in) investing activities           (1,128)    440     15,737

      Cash flows from financing activities:
Repurchase or redemption of 13% Subordinated Notes(7,425)(6,774)   (3,330)
Borrowings under revolving credit lines            1,475  2,027         -
Proceeds from issuance of term
           loans and notes payable                 4,163    634         -
Repayment of term loans and notes payable           (284)   (93)        -
Proceeds from the issuance of common shares          592     13        25
         Purchase of treasury stock                 (279)     -         -
Net cash provided by (used in) financing activities(1,758)(4,193)  (3,305)

 Net increase (decrease) in cash                  (5,400)  (5,401)  9,192
      Cash - beginning of period                   6,274   11,675   2,483
      Cash - end of period                         $ 874  $ 6,274 $11,675

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


      (1)In December 1986, the Company issued $30 million of 13% Subordinated Notes. The notes may be redeemed at the option of the
      Company, in whole or in part, at 100% of face value. Interest is payable semiannually. Annual sinking fund payments of 25% of the principal amount of notes originally issued are required commencing
December 15, 1993.  Through December 31, 1995, the Company had
      repurchased or redeemed a total of $22,500,000 of the notes, leaving a remaining balance outstanding of $7,500,000.  The notes are subordinated to all senior debt (as defined) of the Company.
      The Indenture, under which the notes were issued, containsvarious restrictive covenants which include, among other things, restrictions on the payment of dividends or distributions to its
      shareholders (no such cash payments or distributions may be made as of December 31, 1995) and the maintenance of minimum consolidated
net worth (as defined) of at least $8 million.   If the
      Company's consolidated net worth (as defined) at the end of any two consecutive fiscal quarters declines to less than $8 million, the Company would be required to make an offer to purchase, on the last day of the fiscal quarter next following such second fiscal quarter, 25% of the aggregate principal amount of the notes then outstanding at a purchase price equal to 100% of their principal amount plus accrued interest. The definition of consolidated net worth excludes costs incurred in connection with the settlement of the Company's environmental litigation. Accordingly, as of December 31, 1995, consolidated net worth (as defined) amounted to approximately $12 million.

      (2)The original issue discount in connection with the subordinated notes is being amortized on a level yield basis over the term of the notes.

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

      (4)On December 21, 1995, the Company entered into a $1,600,000 seller provided note payable in connection with the purchase of a building and land in Chester, Connecticut. The note amortizes on a 120 month straight-line basis, is secured by the building and land and bears a 9% interest rate.

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

                  The income tax provision and effective tax rate were zero in 1995, 1994 and 1993 because the tax benefit associated with the Company's operating losses were offset in full by an increase in the valuation allowance.


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


                  Net periodic pension cost for Company sponsored
      plans for 1995, 1994 and 1993 included the following
      components:
                                           1995                1994    1993
                                                      (in thousands)
Service cost - benefits earned during the year$     -  $ 194      $     284
Interest cost on projected benefit obligation     815    983       1,438
Actual return on plan assets                     (305)  (559)      (1,090)
Net amortization and deferral              221            302          249
Net periodic pension cost $          731      $          920     $           881

                                The following table sets forth
      the plans' estimated funded status at December 31, 1995 and 1994.


                                                 1995       1994
                                           (in thousands)
      Accumulated vested benefit obligation    $ 17,128   $  18,989

      Projected benefit obligation   $         17,128   $        20,218
      Plan assets at fair value                 9,924            13,065
      Projected benefit obligation (in excess
       of) less than plan assets               (7,204)           (7,153)
      Unrecognized net (gain) loss             (1,011)           (1,641)
      Unrecognized net obligation at January
       1, 1986, net of amortization             2,388             2,689
      Adjustment to recognize minimum
       pension liability                       (1,376)             (823)
      Recorded pension asset (liability)   $       (7,203)   $        (6,928)

       Assumptions used in the accounting for pension plans in 1995, 1994 and 1993 were as follows:

                                     1995               1994            1993
      Discount rate                  7.25%              8.0%           7.0%
Rate of increase in compensation levelsN/A          4.0%            4.0%
Expected long-term rate of return on assets          8.0%    8.0%      8.0%


                                     As of December 31, 1995,
      the Company had accrued pension liabilities of $7,203,000, of which $1,268,000 was included in accrued liabilities and $5,935,000 was included in other noncurrent liabilities. As of December 31, 1994, accrued pension liabilities were $7,074,000, of which $741,000 was included in accounts payable and accrued liabilities and $6,333,000 was included in other noncurrent liabilities. The Company also had included in accrued liabilities, accrued payroll and other employment related accruals of approximately $3,486,000 and $1,836,000 as of December 31, 1995 and 1994, respectively.

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



                                    Arthur Andersen
LLP





Stamford, Connecticut
February 26, 1996

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993(in thousands of dollars)




Additions
                                     Charged to
                      Balance      Costs and         Balance
                   January 1   Expenses   Other   Deductions    December 31




Year ended December 31, 1995:
 Allowance for Doubtful Accounts $   352     $  80     $  (1)  $ (192) $ 239

Year ended December 31, 1994:
 Allowance for Doubtful Accounts $   325     $  483     $(271) $ (185)  $352

Year ended December 31, 1993:
 Allowance for Doubtful Accounts $   351     $  183     $(75)  $(134)  $ 325

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


               IBJ SCHRODER BANK & TRUST COMPANY, TRUSTEE
            (formerly J. Henry Schroder Bank & Trust Company)





                                  THIRD
                         SUPPLEMENTAL INDENTURE

                      Dated as of September 1, 1995





              13% Subordinated Notes Due December 15, 1996


          _______________________________________________________

 THIRD SUPPLEMENTAL INDENTURE, dated as
of September 1, 1995, between PUBLICKER INDUSTRIES INC., a
Pennsylvania corporation (the "Company"), having its executive offices at 1445 East Putnam Avenue, Old Greenwich, Connecticut
06870, and IBJ SCHRODER BANK & TRUST COMPANY (formerly J. Henry
Schroder Bank & Trust Company) a New York banking corporation, having its principal corporate trust office at One State
Street, New York, New York 10004 (the "Trustee").
 WHEREAS, the Company and the Trustee
have executed and delivered an indenture, dated as of December
15, 1986 as supplemented by the First Supplemental Indenture, dated as of January 27, 1988, and as supplemented by the Second
Supplemental Indenture, dated as of April 1, 1993 (the
"Indenture"), providing for, among other things, the issuance thereunder by the Company, and the authentication and delivery by the Trustee, of an aggregate principal amount of up to $34,500,000 of the Company's 13% Subordinated Notes due
December 15, 1996 (the "Notes"), of which $30,000,000 aggregate principal amount were issued;
 WHEREAS, the Company has determined that it is in its best interests to delete Section 5.03(a) of the Indenture to remove the restrictions on the incurrence of Debt set forth therein;
 WHEREAS, Article Ten and Section 10.02
of the Indenture, permit the Company and the Trustee to enter into a supplemental indenture with the consent of the Holders of a majority in principal amount of the outstanding Notes for the purpose of, among other things, supplementing the Indenture;
 WHEREAS, the Company by appropriate
corporate action has determined to amend the provisions of said
Indenture;
 WHEREAS, the holders of a majority in
principal amount of the Notes have approved the proposed amendment to the provisions of said Indenture; and
 WHEREAS, all acts and proceedings
required by law, by the Indenture and by the charter and by-laws of the Company necessary to constitute this Third
Supplemental Indenture a valid and binding agreement for the uses and purposes herein set forth, in accordance with its terms, have been done and taken; and the execution and delivery of this Third Supplemental Indenture by the Company have been in all respects duly authorized; and
 WHEREAS, the foregoing recitals are made as representations or statements of fact by the Company and not the Trustee;
 NOW, THEREFORE in consideration of the
premises hereinafter set forth and for other good and valuable consideration, the receipt of which is hereby acknowledged, the Company hereby covenants and agrees to and with the Trustee as follows:
SECTION 1. Paragraph (a) of Section 5.03 of the Indenture is hereby deleted in its entirety.
                                    E-2
SECTION 2. This Third Supplemental Indenture is a supplemental indenture within the meaning of the Indenture, and the Indenture and this Third Supplemental Indenture shall henceforth be read together and shall have effect so far as practicable as though all the provisions thereof and hereof were contained in one instrument. All references in this Third
Supplemental Indenture to Sections of the Indenture shall be deemed to be, unless the context shall otherwise require, references to the corresponding Sections of the Indenture, as from time to time supplemented, modified or amended.
SECTION 3.  All terms contained in this Third Supplemental
Indenture which are defined in the Indenture shall for all purposes hereof have the meanings given to such terms in the Indenture as from time to time supplemented, modified or amended, unless the context otherwise specifies or requires.
SECTION 4. The Trustee hereby accepts a trust declared and provided by this Third Supplemental Indenture, and agrees to perform the same upon the terms and conditions contained in the Indenture, including the terms and provisions defining and limiting the liabilities and responsibilities of the Trustee, which terms and provisions shall in like manner define and limit its liabilities in the performance of the trust created by the Indenture as hereby amended, and, without limiting the generality of the foregoing, the Trustee has no responsibility for the correctness of the recitals of fact herein contained which shall be taken as the statements of the Company, and makes no representations as to the validity or sufficiency of this Third Supplemental Indenture and shall incur no liability or responsibility in respect of the validity thereof.
SECTION 5. The Indenture, as supplemented and amended by this Third Supplemental Indenture, is in all respects confirmed and preserved. The Company further covenants, warrants and confirms the Indenture, as supplemented and amended by this Third Supplemental Indenture, and all the terms, covenants and conditions thereof, in all respects and agrees to perform all of the covenants, terms and conditions to be performed as set forth in the Indenture and the Notes which it secures.
SECTION 6. This Third Supplemental Indenture may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original, and all such counterparts shall together constitute one and the same instrument.
SECTION 7. This Third Supplemental Indenture shall be construed in accordance with and governed by the laws of the State of New York.
 IN WITNESS WHEREOF, PUBLICKER INDUSTRIES INC. has caused this Third Supplemental Indenture to be signed and acknowledged by its President, and its corporate seal to be affixed hereunto, and the same to be attested by its Secretary; and IBJ SCHRODER BANK
& TRUST COMPANY has caused this
                                    E-3
Third Supplemental Indenture to be signed and acknowledged by one of its Assistant Vice Presidents and its corporate seal to be affixed hereunto, and the same to be attested by one of its Assistant Secretaries, all as of the day and year first written above.

                                                   PUBLICKER
INDUSTRIES INC.


 By

                     James J. Weis
               President and Chief
                 Executive Officer

(CORPORATE SEAL)

Attest:



Antonio L. DeLise,
Vice President, Chief
 Financial Officer and Secretary


 IBJ SCHRODER BANK & TRUST COMPANY


 By
    [name]
    [title]


(CORPORATE SEAL)

Attest:



[name]
Assistant Secretary






Exhibit 10.10

           Consulting Arrangements between Publicker Industries
Inc.
             and Messrs. Harry I. Freund and Jay S. Goldsmith





 Pursuant to informal arrangements with
the Company, Mr. Freund and Goldsmith each receive annual compensation of $325,000 per year for serving as Chairman and Vice Chairman of the Board, respectively, and for providing certain services below. The arrangements have indefinite terms and are terminable at any time by either party.

 Messrs. Freund and Goldsmith provide
advice and counsel to the Company on a variety of strategic and financial matters, including business acquisitions and divestitures, raising capital and shareholder relations. Messrs. Freund and Goldsmith do not render any services in connection with the day-to-day operations of the Company. Services are provided on a less than full time basis, with the amount of time varying depending on the activities in which the Company is engaged from time to time. The arrangements with the Company do not provide for a minimum amount of time to be spent on Company matters.
                                     Exhibit 21



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


























                                    E-5

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

Stamford, Connecticut
May 13, 1996