Form 10-Q
period 1996-03-31
PUBLICKER INDUSTRIES INC
filed 1996-05-15
CIK 81050

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549
                         _________________

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

Yes   X    No      .


Number of shares of Common Stock outstanding as of March 31, 1996: 15,356,910



                     PUBLICKER INDUSTRIES INC.
                     AND SUBSIDIARY COMPANIES

                 CONSOLIDATED BALANCE SHEETS AS OF
               MARCH 31, 1996 AND DECEMBER 31, 1995
                    (in thousands of dollars)

                                                             March 31, December
31,
                                                          1996        1995 *
                                                            (unaudited)

                                                                  ASSETS

Current assets:
  Cash, including short-term investments
                   of $23,450 in 1996                   $ 24,386      $  874
  Restricted cash                                          4,500       4,500
  Trade receivables, less allowance for doubtful
accounts (1996 - $147; 1995 -$143)                         6,715       6,633
  Inventories                                              4,476       4,541
  Net assets of discontinued operations                        -      11,142
  Other                                                    2,084         839
   Total current assets                                   42,161      28,529

Property, plant and equipment:
  Land                                                       739         731
  Buildings                                                2,794       2,849
  Machinery and equipment                                  4,480       4,337
  Less - accumulated depreciation                         (2,456)     (2,467)
                                                           5,557       5,450

Goodwill                                                   4,604       4,635
Other assets                                               2,066       2,203
                                                         $54,388     $40,817

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term obligations, including current maturities    $8,353      $10,280
  Trade accounts payable                                   6,090        5,235
  Accrued liabilities                                     16,644       13,754
   Total current liabilities                              31,087       29,269

Long-term debt                                             2,615        2,752
Other non-current liabilities                             11,267       11,390
   Total liabilities                                      44,969       43,411

Shareholders' equity
  Common shares, $0.10 par value,
  Authorized, 30,000,000 shares
  Issued-15,901,937 shares in 1996 and 15,405,937 in 1995  1,591        1,541
  Additional paid-in capital                              46,952       42,488
  Accumulated deficit (since January 1, 1984)            (35,233)     (42,732)
  Common shares held in treasury, at cost - 545,027
                       shares in 1996 and 1995            (3,891)      (3,891)
   Total shareholders' equity                              9,419       (2,594)

                                                      $   54,388      $40,817

* Restated for discontinued operations

                    PUBLICKER INDUSTRIES INC.
                     AND SUBSIDIARY COMPANIES

             CONSOLIDATED STATEMENTS OF INCOME (LOSS)
        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
          (in thousands of dollars except per share data)
                           (unaudited)
                                            Three Months Ended
                                                March 31,
                                              1996      1995*


Sales and revenues:
 Sales of goods                              $9,988     $9,545
 Revenues from services                       2,015      2,732
                                             12,003     12,277
Costs and expenses:
 Cost of sales                                8,192    7,249
 Cost of services                             1,530    1,826
 General and administrative expenses          2,915    2,453
 Selling expenses                               555      535
 Special charge                                 995        -
                                             14,187   12,063
Income (loss) from operations                (2,184)     214

Other (income) expenses:
 Interest income                                (10)     (86)
 Interest expense                               410      579
 Cost of pensions - nonoperating                184      192
 Legal settlements and costs                    153      125
                                                737      810
Income (loss) from continuing operations
       before income taxes                   (2,921)    (596)
Charge (credit) in lieu of income taxes      (1,226)       -
Income (loss) from continuing operations     (1,695)    (596)

Discontinued operations:
 Income from discontinued operations (net of charge in
   lieu of income taxes of $311 in 1996)        430      599
 Gain on sale of discontinued operations (net of charge in lieu of taxes of $4,894 and income
         taxes payable of $1,452)             8,764        -
Net income (loss)                            $7,499    $   3

Earnings (loss) per common share:
 Continuing operations                     $   (.10)   $(.04)
 Discontinued operations                        .56      .04
                                              $ .46    $   -
Weighted average common shares
        outstanding                      16,275,902  14,664,858


* Restated for discontinued operations

                     PUBLICKER INDUSTRIES INC.
                     AND SUBSIDIARY COMPANIES

          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED MARCH 31, 1996
            (in thousands of dollars except share data)
                            (unaudited)



                                        Accumulated
             Common Shares        Additional Deficit Common      Share-
                  Shares          Paid-in    Since   Treasury    holders'
                  Issued  Amount  Capital    1-1-84  Shares (1)  Equity

Balance-
December 31, 1995 15,405,937 $1,541  $42,488 $(42,732) $(3,891) $(2,594)
Issuance of common
shares               496,000     50      485        -        -      535

Net income                 -      -        -    7,499        -    7,499

Charge in
lieu of income
taxes(2)                   -      -    3,979        -         -   3,979

Balance-
March 31, 1996   15,901,937  $1,591  $46,952 $(35,233)  $(3,891) $9,419


(1) Represents 545,027 of common shares held in treasury at March 31, 1996 and December 31, 1995.

(2) Represents an increase in additional paid-in capital for charge in lieu of income taxes related to the utilization of net operating loss carryforwards which existed as of January 1, 1984, the date of the corporate revaluation. Such taxes will never be paid or payable and, accordingly, are added directly to shareholders' equity (See Note
       5).

                     PUBLICKER INDUSTRIES INC.
                     AND SUBSIDIARY COMPANIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                    (in thousands of dollars)
                            (unaudited)
                                                              Three Months
Ended
                                                                       March
31,


                                                            1996         1995*

Cash flows from operating activities:
Income (loss) from continuing operations         $ (1,695) $      (596)
Adjustments to reconcile income (loss) to net cash provided by
  (used in) continuing operations:
   Charge (credit) in lieu of income taxes         (1,226)            -
Depreciation and amortization                         291            269
           Provision for doubtful accounts              -             19
           Changes in operating assets and liabilities:
             Trade receivables                        (82)          (700)
             Inventories                               65           (145)
     Other current assets                             (65)          (282)
             Other assets                              89            (11)
             Trade accounts payable                   855          (1,059)
             Accrued liabilities                      833           1,770
             Other non-current liabilities           (123)           (540)
Net cash provided by (used in) continuing operations (1,058)       (1,275)

        Income from discontinued operation           9,194            599
        Adjustments to reconcile income to net cash provided by (used in)
           discontinued operations:
     Gain on sale of discontinued operations      (13,658)              -
             Charge in lieu of income taxes         5,205               -
Decrease (increase) in net assets of
                discontinued operations            (1,728)           (840)
Net cash provided by (used in)
              discontinued operations                (987)            (241)
Net cash provided by (used in) operating activities(2,045)          (1,516)

Cash flows from investing activities:
Proceeds from sale of discontinued operations       30,600            2,240
        Capital expenditures                          (302)             (64)
Net cash provided by (used in) investing activities 30,298            2,176

Cash flows from financing activities:
Borrowings (repayments) under revolving credit lines(4,312)            (292)
        Repayment of term loans and notes payable     (964)             (51)
        Proceeds from the issuance of common shares    535              409
        Purchase of treasury stock                       -             (279)
Net cash provided by (used in) financing activities(4,741)             (213)


Net increase (decrease) in cash                      23,512              447
Cash - beginning of period                              874            6,274
Cash - end of period                               $ 24,386          $ 6,721


* Restated for discontinued operations
Note 1 - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Publicker Industries Inc. and subsidiary companies as of March 31, 1996 and the results of their operations and their cash flows for the three months ended March 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Cash Flow Information
        Cash paid for interest during the three months ended March 31, 1996 and 1995 was approximately $193,000 and $64,000, respectively. No cash was paid for income taxes during the three months ended March 31, 1996 and 1995.

Net Income (Loss) Per Common Share
        Net income (loss) per common share is computed using the weighted average number of common shares and the dilutive effect of share equivalents (stock options and warrants) outstanding during each period. The effect of stock options and warrants on the computation for 1995 were not included as they were antidilutive.

Note 2 - DISCONTINUED OPERATIONS

        On March 29, 1996, the Company sold substantially all of the assets of Fenwal Electronics, Inc. ("Fenwal") for $25,300,000 in cash, plus the assumption of certain liabilities. The purchase price is subject to adjustment, which is not expected to be material, based on the closing date net book value of assets sold. On February 16, 1996, the Company sold substantially all of the assets of Bright Star Industries Incorporated ("Bright Star") for $5,500,000, plus the assumption of certain liabilities. The buyer paid $5,300,000 in cash. The balance of the purchase price will be held in escrow for up to one year to cover potential purchase price and indemnity adjustments, which are not expected to be material.
The purchase price is subject to adjustment based on the closing date net book value of assets sold. The sales of Fenwal and Bright Star resulted in a pretax gain of $15,110,000 which was offset by a charge in lieu of income taxes of $4,894,000 and income taxes payable of $1,452,000. An amount equal to the charge in lieu of taxes has been credited to additional paid-in capital (see Note 5).

        On January 31, 1995, the Company sold substantially all the assets of Associated Testing Laboratories, Inc. ("ATL") for $2,240,000 in cash, plus the assumption of certain liabilities.

        Fenwal, Bright Star and ATL have been reflected as discontinued operations in the accompanying financial statements. The operating results of the
discontinued operations for the three months ended March 31, 1996 and 1995 were as follows (in thousands):
                                                  1996      1995
        Net sales                               $6,402      $ 7,850
        Costs and expenses                       5,594        7,251
        Income from operations                     808          599

Note 3 -   DEBT

        On October 11, 1995, the Company entered into a three year $17,060,000 credit agreement ("Loan Agreement"). The Loan Agreement provides for a revolving credit line ("Revolver"), term promissory notes ("Term Notes") and a credit facility for future capital expenditure financing. The Loan Agreement is secured by substantially all of the Company's assets and bears interest at a rate of one and one-half percent (1 1/2%) in excess of the prime rate.

        The Loan Agreement and related documents contain certain covenants including, among others, maintenance of minimum working capital and adjusted net worth (as defined). In the event the Loan Agreement, or portions thereof, is repaid before maturity, the Company must pay a prepayment penalty equal to 3% in year one, 2% in year two and 1% in year three of the credit facility repaid.

        In connection with the sale of discontinued operations, the outstanding borrowings under the Revolver and the Term Loans related to Fenwal and Bright Star were repaid. As of March 31, 1996, the Company has borrowing availability under the Revolver based on eligible accounts receivable and inventories, as defined, of approximately $5,500,000.

        On April 19, 1996, the Company redeemed all of its outstanding 13% Subordinated Notes due December 15, 1996. The redemption price was equal to the principal amount of $7,500,000, plus accrued interest to the redemption date.


Note 4 - INVENTORIES

        Inventories at March 31, 1996 and December 31, 1995, consisted of the following:

                                           March 31,   December 31,
                                             1996           1995
                                                 (in thousands)

        Raw materials and supplies        $ 2,934       $  2,945
        Work in process                       490            451
        Finished goods                      1,052          1,145
                                          $ 4,476       $  4,541


Note 5 - INCOME TAXES

        As of March 31, 1996, approximately $94,000,000 of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1997 through 2010, were available to offset future taxable income. As a result of a corporate revaluation during 1984, tax benefits resulting from the utilization in subsequent years of net operating loss carryforwards existing as of the date of the corporate revaluation will be excluded from the results of operations and directly credited to additional paid-in capital when realized. As of March 31, 1996, approximately $17,000,000 of the Company's U.S. tax loss carryforwards predated the corporate revaluation.

        As of March 31, 1996, deferred tax assets of approximately $33,000,000 relating to the tax benefit of the Company's U.S. tax loss carryforwards were offset by a full valuation allowance. As of March 31, 1996, approximately $6,000,000 of deferred tax assets predated the corporate revaluation. Subsequent adjustments to the valuation allowance with respect to the deferred tax assets which predated the corporate revaluation would be directly credited to additional paid-in capital.


        For the three months ended March 31, 1996, the Company recorded a charge in lieu of income taxes of $3,979,000 and a provision for income taxes currently payable of $1,452,000. The charge in lieu of taxes relates to the utilization of net operating loss carryforwards which existed as of January 1, 1984, the date of the corporate revaluation. Such taxes will never be paid or payable and, accordingly, an amount equal to the charge has been credited to additional paid-in capital.

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

        On April 12, 1996, the Court gave final approval to and entered a Consent Decree among the EPA, the U.S. Department of Justice, PADEP, and the Company which resolves all of the United States' and PADEP's claims against the Company, as well as the Company's counterclaim against the United States. The Company previously funded $4,500,000 into a court administered escrow account. Following the entry of the Consent Decree, additional payments totaling $4,850,000 were made in April and May of 1996. Further payments totaling $5,000,000 plus interest will be made to the United States and Commonwealth of Pennsylvania over a six year period.

        The Company believes that it has sufficient liquidity to comply with the terms of the Consent Decree as well as meet its operating cash requirements.
  The Company expects to fund the long-term payments required by the Consent Decree from its available cash resources, availability under the Loan Agreement, cash provided by operations, the possible issuance of new debt securities and, if consummated, the sale of one or more of its subsidiary companies.

Note 7 - SPECIAL CHARGE

        During the fourth quarter of 1995, the Company decided to move the operations of its Greenwald Industries, Inc. subsidiary from a leased facility in
Brooklyn, New York to a newly acquired facility in Chester, Connecticut. A special charge of $995,000 was recorded in the first quarter of 1996 which included $637,000 in severance associated with 110 terminated employees in New York, $210,000 for lease termination costs and $148,000 for costs incurred through
March 31, 1996 related to plant and employee relocation and recruiting new personnel. The Company expects to incur an additional $500,000 related to plant and employee relocation, recruiting, training and temporary living allowances in the second quarter of 1996. The move was completed by April 30, 1996. As of March 31, 1996, the accrued liability related to the special charge was $811,000.
It is expected that the remaining accrual balance will be substantially expended by June 30, 1996.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Operating Results
 Publicker's consolidated sales of $12,003,000 for the first quarter of 1996 decreased by approximately 2% from $12,277,000 for the first quarter of 1995.
The decrease in sales was due to an 8% decrease in volume offset by a 6% increase in selling prices. The Company's loss from continuing operations for the first quarter of 1996 totaled $2,184,000 compared to income from continuing operations of $214,000 for the first quarter of 1995.

 The Company reported net income of $7,499,000 or $.46 per share for the
first quarter of 1996 compared to   $3,000 for the first quarter of 1995.  The
1996 first quarter results included cost of pensions non-operating of $184,000, legal settlements and costs of $153,000 and income from discontinued operations of $9,194,000. The 1995 first quarter results included cost of pensions non-operating of $192,000, legal settlements and costs of $125,000 and income from discontinued operations of $599,000. Interest expense decreased to $410,000 for the first quarter of 1996 compared to $579,000 for the same period in 1995, due to a reduction in overall debt levels.

 Sales for the Company's manufacturing segment (which includes the operations of Greenwald Industries, Inc. and Masterview Window Company,
Inc.) for
the first quarter of 1996 were $9,988,000 compared to $9,545,000 for the first quarter of 1995. The sales improvement was driven by a significant increase over the prior year in window unit shipments. This segment had a loss from operations of $641,000 for the first quarter of 1996 compared to income from operations of $1,187,000 for the same period in 1995. Income from operations was negatively impacted by a $995,000 special charge associated with Greenwald's move to a newly acquired facility in Chester, Connecticut and a $372,000 writedown of certain obsolete inventories. The move was completed by April 30, 1996. A decline in operating results for the second quarter is anticipated as a result of additional move related costs and reduced operating effeciencies due to transitioning Greenwald to a new workforce.

 Sales for the Company's services segment (which consists of one subsidiary company, Orr-Schelen-Mayeron & Associates, Inc.) decreased by approximately 26% to $2,015,000 for the first quarter of 1996 compared to $2,732,000 for the first quarter of 1995. A 4% increase in OSM's fee schedule was more than offset by a significant reduction in production employee headcount versus 1995. The services segment experienced a loss from operations for the first quarter of 1996 of $395,000 compared to a loss of $11,000 for the same period in 1995. The decline was due to certain operating inefficiencies and lower contract margins. In response to the decline in sales and income from operations,
OSM reduced headcount and implemented spending and other controls in the first quarter of 1996. Management expects financial performance to improve in the second quarter of 1996.

 On March 29, 1996, the Company sold substantially all of the assets of Fenwal Electronics, Inc. ("Fenwal") for $25,300,000 in cash, plus the assumption of certain liabilities. The purchase price is subject to adjustment, which is not expected to be material, based on the closing date net book value of assets sold.
On February 16, 1996, the Company sold substantially all of the assets of Bright Star Industries Incorporated ("Bright Star") for $5,500,000, plus the assumption of certain liabilities. The buyer paid $5,300,000 in cash. The balance of the purchase price will be held in escrow for up to one year to cover potential purchase price and indemnity adjustments, which are not expected to be material.
The purchase price is subject to adjustment based on the closing date net book value of assets sold. The sales of Fenwal and Bright Star resulted in a pretax gain of $15,110,000 which was offset by a charge in lieu of income taxes of $4,894,000 and income taxes payable of $1,452,000.

Liquidity
 During the first three months of 1996, cash, including short-term investments, increased by $23,512,000. Operating activities consumed cash of $2,045,000 while investing activities provided cash of $30,298,000 and financing activities consumed cash of $4,741,000. Operating activities principally consisted of the loss from continuing operations offset by depreciation and amortization of $291,000 and an increase in trade payables and accrued liabilities. Investing activities consisted of proceeds of $30,600,000 from the sale of Fenwal and Bright Star offset by capital expenditures of $302,000. Financing activities consisted of repayments of the Company's revolving credit line, term loans and notes payable of $5,276,000 offset by $535,000 of proceeds from the issuance of common shares upon the exercise of stock options.

 On October 11, 1995, the Company entered into a three year $17,060,000 credit agreement ("Loan Agreement"). The Loan Agreement provides for a revolving credit line, term promissory notes and a credit facility for future capital expenditure financing. The Loan Agreement is secured by substantially all of the
Company's assets and bears interest at a rate of one and one half percent (1 1/2%) in excess of the prime rate. The Loan Agreement and related documents contain certain covenants including, among others, maintenance of minimum working capital and adjusted net worth (as defined).

 In connection with the sale of discontinued operations, the outstanding borrowings under the revolver and the term loans related to Fenwal and
 Bright Star
were repaid. As of March 31, 1996, the Company has borrowing availability under the Revolver based on eligible accounts receivable and inventories, as defined, of approximately $5,500,000.

 On April 19, 1996, the Company redeemed all of its outstanding 13%
Subordinated Notes due December 15, 1996. The redemption price was equal to the principal amount of $7,500,000, plus accrued interest to the redemption date.

 As discussed in Part II Item 1 - Legal Proceedings, on April 12, 1996, the Consent Decree that settles the Company's environmental litigation with the United States and the Commonwealth of Pennsylvania was entered by the U.S. District Court for the Eastern District of Pennsylvania, and became effective. The Company previously funded $4,500,000 into a court administered escrow account.
Following the entry of the Consent Decree, additional payments totaling $4,850,000 were made in April and May of 1996. Further payments totaling $5,000,000 plus interest will be made to the United States and the Commonwealth of Pennsylvania over a six year period.

 The Company believes it has sufficient liquidity to comply with the terms of the Consent Decree as well as meet its operating cash requirements. The
Company expects to fund the long-term payments required by the Consent Decree from its available cash resources, availability under the Loan Agreement, cash provided by operations, the possible issuance of new debt securities and, if consummated, the sale of one or more of its subsidiary companies.

 As previously mentioned, the Company completed the sale of substantially all of the assets of Bright Star and Fenwal in the first quarter of
1996.  The Company is also exploring the sale of Masterview Window
Company and has
engaged a financial advisor to assess the market and identify potential purchasers. There can be no assurance that this process will yield an offer which the Company would find acceptable, or whether any offer would result in a sale of the Masterview business.

 During the first three months of 1996, the Company's capital expenditures totaled $302,000. The Company anticipates that its level of capital expenditures for 1996 will be less than those of 1995. The Company has not entered into any material commitments for acquisitions or capital expenditures and retains the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 1996 with its available cash resources and its other cash flows as well as through capital equipment financing.

 At March 31, 1996, approximately $94 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1997 through 2010, were available to offset future taxable income.
PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Environmental Matters - Philadelphia, Pennsylvania

 This matter has been settled

      The Company was a defendant in United States, et al., v. Publicker Industries Inc., et al., Civil Action No. 90-7984 (E.D. Pa.). The United States commenced the action in December 1990 against the Company and two other defendants, Cuyahoga Wrecking Corporation and Overland Corporation. The United States sought to recover under the Comprehensive, Environmental Response, Compensation and Liability Act ("CERCLA") costs incurred by the United States Environmental Protection Agency ("EPA") and other federal agencies in responding to releases of hazardous substances at a site located in Philadelphia, Pennsylvania. The Company owned and operated the site as a manufacturing and storage facility until 1986, when the Company sold the facility to Overland Corporation.

 In May 1993, in contemplation of a settlement, the Commonwealth of Pennsylvania was granted leave by the Court to join in the litigation as a plaintiff. The Commonwealth of Pennsylvania sought to recover money allegedly expended by its Department of Environmental Protection ("PADEP") in connection with hazardous substances at the site. In 1992, at the parties request, the case was placed on the Court's inactive docket.

 During the fourth quarter of 1993, the Company recorded a liability of $14,350,000 to cover the estimated costs of settling this litigation. On April 6, 1995, pursuant to an Agreement in Principle to settle the litigation, the Company deposited $4,500,000 in a Court-administered escrow account to be held for use as payment of a portion of the United States' claim against the Company upon entry of a Consent Decree embodying the agreed terms and conditions.

 On April 12, 1996, the Court gave final approval to and entered a Consent Decree among the EPA, the U.S. Department of Justice, PADEP, and the Company which resolves all of the United States' and PADEP's claims against the Company, as well as the Company's counterclaim against the United States. In accordance with the Consent Decree, on May 13, 1996, the Company made an additional payment of $4,500,000 into the Court-administered escrow account. Funds in the escrow account totaling $9,000,000, plus interest, will be disbursed to the
United States after resolution by the parties or, if necessary, by the Court of the Company's potential right to a refund of a portion of the costs which the United States may have incurred as a result of possibly fraudulent charges by an EPA contractor who performed response actions at the Site. The Company will make further payments to the United States totaling $4,350,000, plus interest, over a six year period, with approximately equal annual payments, plus interest, commencing on April 12, 1997, and continuing each year thereafter through and including April 12, 2002.

 Under the Consent Decree, the Company will also pay the Commonwealth of Pennsylvania a total of $1,000,000. On April 22, 1996, the Company made an intial payment of $350,000 to the Commonwealth and will make further payments to the Commonwealth totaling $650,000, plus interest, over a four year period. The Company will make equal annual payments, plus interest, commencing on April 12, 1997, and continuing each year thereafter through and including April 12, 2000.

   The foregoing payments are in settlement of all of the United States' and the Commonwealth of Pennsylvania's claims against the Company and the Company's counterclaims against the United States relating to the Philadelphia site, subject only to certain "reopener" provisions in the event future discovery of certain defined types of presently unknown conditions or information pertaining to the site.



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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) None
        (b) Reports on Form 8-K: During the first quarter of 1996, the Company filed two reports:

          Form 8-K dated January 16, 1996, relating to the lodging of the Consent Decree which embodies the settlement of litigation between the Company and the U.S. Environmental Protection Agency and the Pennsylvania Department of Environmental Protection.

          Form 8-K dated March 1, 1996, relating to the sale of substantially all of the assets of the Company's Bright Star Industries
                    Incorporated subsidiary.

                            SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PUBLICKER INDUSTRIES INC.
                                             (Registrant)



Date: May 15, 1996                           /s/ James J. Weis

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