Form 10-Q
period 1996-06-30
PUBLICKER INDUSTRIES INC
filed 1996-08-12
CIK 81050

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C. 20549
                       _________________

     (Mark One)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 1996

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

     Yes   X    No      .


     Number of shares of Common Stock outstanding as of June 30, 1996:
     15,441,785


     Part I.  Financial Statements
                      PUBLICKER INDUSTRIES INC.
                      AND SUBSIDIARY COMPANIES

                  CONSOLIDATED BALANCE SHEETS AS OF
                 JUNE 30, 1996 AND DECEMBER 31, 1995
                        (in thousands of dollars)

                                                 June 30,      December 31,
                                                   1996           1995 *
                                                          (unaudited)

                    ASSETS

Current assets:
Cash, including short-term
investments of $8,096 in 1996                     $ 8,949            $  874
Restricted cash                                         -             4,500
Trade receivables, less allowance for doubtful
accounts (1996 - $299; 1995 - $143)                 7,037             6,633
Inventories                                         4,262             4,541
Net assets of discontinued operations                   -            11,142
Other                                                 664               839
Total current assets                               20,912            28,529

Property, plant and equipment:
  Land                                                740               731
  Buildings                                         3,133             2,849
  Machinery and equipment                           4,718             4,337
  Less - accumulated depreciation                  (2,651)           (2,467)
                                                    5,940             5,450
  Goodwill                                          4,569             4,635
  Other assets                                      1,961             2,203
                                                 $ 33,382          $ 40,817

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term obligations, including
current maturities                                 $  849          $ 10,280
Trade accounts payable                              5,139             5,235
Accrued liabilities                                 5,747            13,754
Total current liabilities                          11,735            29,269

Long-term debt                                      2,478             2,752
Other non-current liabilities                      10,340            11,390
Total liabilities                                  24,553            43,411

Shareholders' equity
Common shares, $0.10 par value,
Authorized, 30,000,000 shares
Issued - 15,999,937 shares in
1996 and 15,405,937 in 1995                         1,600             1,541
Additional paid-in capital                         46,738            42,488
Accumulated deficit (since January 1, 1984)       (35,592)          (42,732)
Common shares held in treasury, at cost            (3,917)           (3,891)
Total shareholders' equity:                         8,829            (2,594)

                                                 $ 33,382          $ 40,817

* Restated for discontinued operations

                            PUBLICKER INDUSTRIES INC.
                            AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                   (in thousands of dollars except per share data)
                                    (unaudited)

                               Three Months Ended            Six Months Ended
                                    June 30,                      June 30,
                               1996         1995*            1996       1995*


Sales and revenues:
Sales of goods               $ 9,980       $ 9,451         $ 19,968    $ 18,996
Revenues from services         2,592         2,999            4,607      5,731
                              12,572        12,450           24,575     24,727
Costs and expenses:
Cost of sales                  7,545         7,028           15,737     14,277
Cost of services               1,593         1,928            3,123      3,754
General and administrative
expenses                       2,624         2,396            5,539      4,849
Selling expenses                 605           556            1,160      1,091
Special charge                   637             -            1,632          -
                              13,004        11,908           27,191     23,971
Income (loss) from operations   (432)          542           (2,616)       756

Other (income) expenses:
Interest income                 (160)          (24)            (170)      (110)
Interest expense                 275           607              685      1,186
Cost of pensions - nonoperating  186           190              370        382
Legal settlements and costs     (113)           59               40        184
                                 188           832              925      1,642
Income (loss) from continuing operations
before income taxes             (620)         (290)          (3,541)      (886)
Charge (credit) in lieu of
income taxes                    (261)            -           (1,487)         -
Income (loss) from
continuing operations           (359)         (290)          (2,054)      (886)

Discontinued operations:
Income (loss) from discontinued operations (net of
charge in lieu of income taxes
of $311 in 1996)                   -           708              430      1,307
Gain on sale of discontinued operations (net of
charge in lieu of taxes of $4,894
and income taxes payable of $1,452) -            -            8,764          -
Net income (loss)              $ (359)       $ 418          $ 7,140      $ 421

Earnings (loss) per common share:
Continuing operations          $ (.02)      $ (.02)          $ (.12)    $ (.06)
Discontinued operations             -          .05              .56        .09
                               $ (.02)       $ .03            $ .44      $ .03

Common shares used in calculation of
earnings per share         16,631,346   14,728,910       16,432,181 14,692,737

*Restated for discontinued operations

                              PUBLICKER INDUSTRIES INC.
                              AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                   (in thousands of dollars except share data)
                                   (unaudited)



                                                   Accumulated
                         Common Shares    Additional Deficit Common    Share-
                         Shares             Paid-in   Since  Treasury  holders'
                         Issued    Amount   Capital  1-1-84 Shares (1) Equity

Balance-December 31, 1995 15,405,937 $1,541 $42,488 $(42,732) $(3,891) $(2,594)

Issuance of common shares   594,000      59     532        -        -      591

Purchase of treasury shares       -       -       -        -      (26)     (26)

Net income                        -       -       -    7,140        -    7,140

Charge in lieu of
income taxes(2)                   -       -   3,718        -        -    3,718

Balance - June 30, 1996  15,999,937  $1,600 $46,738 $(35,592) $(3,917)  $8,829


(1)Represents 558,152 and 545,027 of common shares held in treasury at June 30, 1996 and December 31, 1995, respectively.

(2)Represents an increase in additional paid-in capital for charge in lieu of income taxes related to the utilization of net operating loss carryforwards which existed as of January 1, 1984, the date of the corporate revaluation. Such taxes will never be paid or payable and, accordingly, are added directly to shareholder's equity (See Note 5).

                              PUBLICKER INDUSTRIES INC.
                              AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (in thousands of dollars)
                                     (unaudited)
                                                     Six Months Ended
                                                          June 30,
                                                   1996            1995*

Cash flows from operating activities:
Income (loss) from continuing operations       $ (2,054)          $ (886)
Adjustments to reconcile income (loss) to net cash provided by
(used in) continuing operations:
Charge (credit) in lieu of income taxes          (1,487)               -
Depreciation and amortization                       643              501
Provision for doubtful accounts                     152               63
Changes in operating assets and liabilities:
        Restricted cash                           4,500           (4,500)
        Trade receivables                          (556)            (276)
        Inventories                                 279              (82)
        Other current assets                        224             (224)
        Other assets                                133             (104)
        Trade accounts payable                      (96)          (1,059)
        Accrued liabilities                      (8,766)           1,425
        Other non-current liabilities            (1,050)            (681)
        Net cash provided by (used in)
        continuing operations                    (8,078)          (5,823)

Income from discontinued operations               9,194            1,307
Adjustments to reconcile income to net cash provided by (used in)
  discontinued operations:
        Gain on sale of discontinued operations (13,658)                -
        Charge in lieu of income taxes            5,205                 -
        Decrease (increase) in net assets of
        discontinued operations                  (3,213)             (782)
        Net cash provided by (used in)
        discontinued operations                  (2,472)              525
Net cash provided by (used in)
operating activities                            (10,550)           (5,298)

Cash flows from investing activities:
Proceeds from sale of discontinued operations    30,740             2,240
Capital expenditures                               (893)             (220)
Net cash provided by (used in)
investing activities                             29,847             2,020

Cash flows from financing activities:
Redemption of 13% Subordinated Notes             (7,500)                -
Borrowings (repayments) under revolving
credit lines                                     (2,928)            (1,164)
Repayment of term loans and notes payable        (1,359)               (51)
Proceeds from the issuance of common shares         591                418
Purchase of treasury stock                          (26)              (279)
Net cash provided by (used in)
financing activities                            (11,222)            (1,076)


Net increase (decrease) in cash                    8,075            (4,354)
Cash - beginning of period                           874             6,274
Cash - end of period                             $ 8,949           $ 1,920


* Restated for discontinued operations

     Note 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Publicker Industries Inc. and subsidiary companies as of June 30, 1996 and the results of their operations and their cash flows for the three and six months ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Cash Flow Information
         Cash paid for interest during the six months ended June 30, 1996 and 1995 was approximately $614,000 and $1,103,000, respectively. Cash paid for income taxes was $912,000 for the six months ended June 30, 1996. No cash was paid for income taxes during 1995.

     Net Income (Loss) Per Common Share
         Net income (loss) per common share is computed using the weighted average number of common shares and the dilutive effect of share equivalents (stock options and warrants) outstanding during each period. The effect of stock options and warrants on the computation for 1995 were not included as they were antidilutive.

     Note 2 - DISCONTINUED OPERATIONS

         On March 29, 1996, the Company sold substantially all of the assets of Fenwal Electronics, Inc. ("Fenwal") for $25,300,000 in cash, plus the assumption of certain liabilities. On July 16, 1996, the buyer paid the Company an additional $1,183,000 representing an adjustment to the purchase price based on the closing date net book value of the Fenwal assets sold. On February 16, 1996, the Company sold substantially all of the assets of Bright Star Industries Incorporated ("Bright Star") for $5,500,000, plus the assumption of certain liabilities. The buyer paid $5,300,000 in cash at closing. Of the remaining $200,000 of the purchase price, $100,000 was to be held in escrow to cover potential price adjustments. On une 17, 1996, this amount was released from escrow to the Company together with an additional $40,000 payment representing such adjustment. The balance of the purchase price, or $100,000, will be held in escrow for up to one year to cover potential indemnity adjustments, which are not expected to be material. The sales of Fenwal and Bright Star resulted in a pretax gain of $15,110,000 which was offset by a charge in lieu of income taxes of $4,894,000 and income taxes payable of $1,452,000. An amount equal to the charge in lieu of income taxes has been credited to additional paid-in capital (see Note 5).

         On January 31, 1995, the Company sold substantially all the assets of Associated Testing Laboratories, Inc. ("ATL") for $2,240,000 in cash, plus the assumption of certain liabilities.

         Fenwal, Bright Star and ATL have been reflected as discontinued operations in the accompanying financial statements. Net sales of discontinued operations for the six months ended June 30, 1996 and 1995 were $6,402,000 and $15,385,000 respectively.

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

         In connection with the sale of discontinued operations, the outstanding borrowings under the Revolver and the Term Loans related to Fenwal and Bright Star were repaid. As of June 30, 1996, the Company has borrowing availability under the Revolver based on eligible accounts receivable and inventories, as defined, of approximately $3,700,000.

         On April 19, 1996, the Company redeemed all of its outstanding 13% Subordinated Notes due December 15, 1996. The redemption price was equal to the principal amount of $7,500,000, plus accrued interest to the redemption date.


     Note 4 - INVENTORIES

         Inventories at June 30, 1996 and December 31, 1995, consisted of the following:

                                                    June 30,       December 31,
                                                      1996            1995
                                                         (in thousands)

         Raw materials and supplies                 $ 2,994          $ 2,945
         Work in process                                449              451
         Finished goods                                 819            1,145
                                                    $ 4,262          $ 4,541


     Note 5 - INCOME TAXES

         As of June 30, 1996, approximately $94,000,000 of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1997 through 2010, were available to offset future taxable income. As a result of a corporate revaluation during 1984, tax benefits resulting from the utilization in subsequent years of net operating loss carryforwards existing as of the date of the corporate revaluation will be excluded from the results of operations and directly credited to additional paid-in capital when realized. As of June 30, 1996, approximately $18,000,000 of the Company's U.S. tax loss carryforwards predated the corporate revaluation.

         As of June 30, 1996, deferred tax assets of approximately $33,000,000 relating to the tax benefit of the Company's U.S. tax loss carryforwards were offset by a full valuation allowance. As of June 30, 1996, approximately $6,000,000 of deferred tax assets predated the corporate revaluation. Subsequent adjustments to the valuation allowance with respect to the deferred tax assets which predated the corporate revaluation would be directly credited to additional paid-in capital.


         For the six months ended June 30, 1996, the Company recorded a charge in lieu of income taxes of $3,718,000 and a provision for income taxes currently payable of $1,452,000. The charge in lieu of income taxes relates to the utilization of net operating loss carryforwards which existed as of January 1, 1984, the date of the corporate revaluation. Such taxes will never be paid or payable and, accordingly, an amount equal to the charge has been credited to additional paid-in capital.

     Note 6 - ENVIRONMENTAL LITIGATION

         On April 12, 1996, a Consent Decree among the Company, the Environmental Protection Agency, the U.S. Department of Justice and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of azardous substances at a facility previously owned and operated by the Company. The Company had previously funded $4,500,000 into a court administered escrow account. Following the entry of the Consent Decree,additional payments totaling $4,850,000 were made in April and May of 1996. Further payments totaling $5,000,000 plus interest will be made to the United States and Commonwealth of Pennsylvania over a six year period commencing on April 12, 1997.

     Note 7 - SPECIAL CHARGE

         During the fourth quarter of 1995, the Company decided to move the operations of its Greenwald Industries, Inc. subsidiary from a leased facility in Brooklyn, New York to a newly acquired facility in Chester, Connecticut. A special charge of $1,632,000 was recorded in the first six months of 1996 which included $668,000 in severance associated with 110 terminated employees in New York, $246,000 for lease termination costs and $718,000 for costs related to plant and employee relocation, recruiting and training new personnel and for temporary living allowances. The move was completed by April 30, 1996. As of June 30, 1996, the accrued liability related to the special charge was $236,000. It is expected that the remaining accrual balance will be expended by September 30, 1996.

     Note 8 - COMMON STOCK LISTING

         On July 11, 1996, the New York Stock Exchange ("NYSE") announced that trading in the Company's common stock would be suspended before the opening of trading on August 1, 1996. The NYSE indicated that its decision to delist was based on consideration of certain qualitative listing criteria, including the reduction in operations due to recent and proposed subsidiary sales, as well as the Company's failure to meet certain quantitative listing criteria, including average net income for the last three years and net tangible assets. On August 1, 1996, the Company's common stock began trading on the OTC Bulletin Board under the symbol PLKR.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Operating Results - Second Quarter
          Publicker's consolidated sales of $12,572,000 for the second quarter of 1996 increased by approx imately 1% from $12,450,000 for the second quarter of 1995. The increase in sales was due to a 2% increase in selling prices offset by a 1% reduction in volume. The Company's loss from continuing operations for the second quarter of 1996 totaled $432,000 compared to income of $542,000 for the second quarter of 1995.

          The Company reported a net loss of $359,000 or $.02 per share for the second quarter of 1996 compared to net income of $418,000 or $.03 per share for the second quarter of 1995. The 1996 second quarter results included cost of pensions non-operating of $186,000 and income from legal settlements and costs of $113,000.

     The 1995 second quarter results included cost of pensions non-operating of $190,000, legal settlements and costs of $59,000 and income from discontinued operations of $708,000. Interest expense decreased to $275,000 for the second quarter of 1996 compared to $607,000 for the same period in 1995, due to a reduction in overall debt levels.

          Sales for the Company's manufacturing segment (which includes the operations of Greenwald Industries, Inc. and Masterview Window Company, Inc.) for the second quarter of 1996 were $9,980,000 compared to $9,451,000 for the second quarter of 1995. The sales improvement was driven by a significant increase over the prior year in window unit shipments. This segment had income from operations of $571,000 for the second quarter of 1996 compared to income from operations of $1,264,000 for the same period in 1995. Income from operations was negatively impacted by a $637,000 special charge associated with Greenwald's move to a newly acquired facility in Chester, Connecticut and a disruption in business activities caused by the move, which was completed by April 30, 1996.

          Revenues for the Company's services segment (which consists of one subsidiary company, Orr-Schelen-Mayeron & Associates, Inc.) decreased by approximately 14% to $2,592,000 for the second quarter of 1996 compared to $2,999,000 for the second quarter of 1995. A 4% increase in OSM's fee schedule was more than offset by a significant reduction in production employee headcount versus 1995. The services segment had income from operations for the second quarter of 1996 of $257,000 compared to $243,000 for the same period in 1995.

     Operating Results - Six Months
          For the six months ended June 30, 1996, Publicker had consolidated sales of $24,575,000 compared to $24,727,000 for 1995. The decrease in sales was due to a 5% decrease in volume offset by a 4% increase in selling prices. The Company's loss from continuing operations for the six months ended June 30, 1996 totaled $2,616,000 compared to income of $756,000 for the six months ended June 30, 1995.

          The Company reported net income of $7,140,000 or $.44 per share for the six month period ended June 30,1996 and $421,000 or $.03 per share for the comparable period in 1995. The 1996 results include cost of pensions-nonoperating of $370,000, legal settlements and costs of $40,000 and income from discontinued operations of $9,194,000. The 1995 results include cost of pensions-nonoperating of $382,000, legal settlements and costs of $184,000 and income from discontinued operations of $1,307,000.

          Sales for the Company's manufacturing segment for the first six months of 1996 totaled $19,968,000 as compared to $18,996,000 in 1995. The sales improvement was driven by a significant increase over the prior year in window unit shipments. This segment had a loss from operations of $70,000 for the six months ended June 30, 1996 compared to income of $2,451,000 for the prior year. The decrease in operating income of $2,521,000 is primarily attributable to a $1,632,000 special charge associated with Greenwald's move, a $372,000 writedown of certain obsolete inventories and a disruption in business activities caused by the move.

          Revenues for the Company's services segment decreased by 20% to $4,607,000 for the first six months in 1996 from $5,731,000 in 1995.
The revenue decline was primarily due to a significant reduction in production employee headcount versus 1995. The services segment had a loss from operations of $138,000 for the six months ended June 30, 1996 as compared to income of $232,000 for the comparable 1995 period. The decline is due to certain operating inefficiencies and lower contract margins. In response to the decline in income from operations, OSM reduced headcount and implemented spending and other controls in the first quarter of 1996.

          On March 29, 1996, the Company sold substantially all of the assets of Fenwal Electronics, Inc. ("Fenwal") for $25,300,000 in cash, plus the assumption of certain liabilities. On July 16, 1996, the buyer paid the Company an additional $1,183,000 representing an adjustment to the purchase price based on the closing date net book value of the Fenwal assets sold. On February 16, 1996, the Company sold substantially all of the assets of Bright Star Industries Incorporated ("Bright Star") for $5,500,000, plus the assumption of certain liabilities. The buyer paid $5,300,000 in cash at closing. Of the remaining $200,000 of the purchase price, $100,000 was to be held in escrow to cover potential price adjustments. On June 17, 1996, this amount was released from escrow to the Company together with an additional $40,000 payment representing such adjustment. The balance of the purchase price, or $100,000, will be held in escrow for up to one year to cover potential indemnity adjustments, which are not expected to be material. The sales of Fenwal and Bright Star resulted in a pretax gain of $15,110,000 which was offset by a charge in lieu of income taxes of $4,894,000 and income taxes payable of $1,452,000. An amount equal to the charge in lieu of income taxes has been credited to additional paid-in capital.


     Liquidity
          During the first six months of 1996, cash, including short-term investments, increased by $8,075,000. Operating activities consumed cash of $10,550,000, investing activities provided cash of $29,847,000 and financing activities consumed cash of $11,222,000. Operating activities principally consisted of the loss from continuing operations coupled with a reduction in accrued liabilities associated with the environmental payments to the United States and Commonwealth of Pennsylvania. Investing activities consisted of proceeds of $30,740,000 from the sale of Fenwal and Bright Star offset by capital expenditures of $893,000. Financing activities consisted of repayments of the Company's %13 Subordinated Notes, revolving credit line, term loans and notes payable of $11,787,000 offset by $565,000 of proceeds from the issuance of common shares upon the exercise of stock options.

          On October 11, 1995, the Company entered into a three year $17,060,000 credit agreement ("Loan Agreement"). The Loan Agreement provides for a revolving credit line ("Revolver"), term promissory notes ("Term Notes") and acredit facility for future capital expenditure financing. The Loan Agreement is secured by substantially all of the Company's assets and bears interest at a rate of one and one half percent (1 1/2%) in excess of the prime rate. The Loan Agreement and related documents contain certain covenants including, among others, maintenance of minimum working capital and adjusted net worth (as defined).

          In connection with the sale of discontinued operations, the outstanding borrowings under the Revolver and the Term Loans related to Fenwal and Bright Star were repaid. As of June 30, 1996, the Company has borrowing availability under the Revolver based on eligible accounts receivable and inventories, as defined, of approximately $3,700,000.

          On April 19, 1996, the Company redeemed all of its outstanding 13% Subordinated Notes due December 15, 1996. The redemption price was equal to the principal amount of $7,500,000, plus accrued interest to the redemption date.

          As discussed in Part II Item 1 - Legal Proceedings, on April 12, 1996, the Consent Decree that settles the Company's environmental litigation th the United States and the Commonwealth of Pennsylvania was entered by the U.S. District Court for the Eastern District of Pennsylvania, and became effective. The Company previously funded $4,500,000 into a court administered escrow account. Following the entry of the Consent Decree, dditional payments totaling $4,850,000 were made in April and May of 1996. Further payments totaling $5,000,000 plus interest will be made to the United States and the Commonwealth of Pennsylvania over a six year period.

          As previously mentioned, the Company completed the sale of substantially all of the assets of Bright Star and Fenwal in the first quarter of 1996. The Company has also entered into a non-binding letter of intent to sell substantially all of the assets of Masterview Window Company. There can be no assurance that the parties will enter into a definitive agreement or ultimately consummate the proposed sale of Masterview. Also, the Company has recently begun to explore the possible sale of Greenwald Industries. There can be no assurance that the Company will be successful in finding a buyer for Greenwald on terms that it would find acceptable, or whether any offer would result in a sale of the Greenwald business.

          During the first six months of 1996, the Company's capital expenditures totaled $893,000. The Company anticipates that its level of capital expenditures for 1996 will be less than those of 1995. The 1995 capital expenditures of $2,801,000 included $2,100,000 related to a facility purchase in Chester, Connecticut. The Company has not entered into any material commitments for acquisitions or capital expenditures and retains the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 1996 with its available cash resources and its other cash flows as well as through capital equipment financing.

          At June 30, 1996, approximately $94 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1997 through 2010, were available to offset future taxable income.

          On July 11, 1996, the New York Stock Exchange ("NYSE") announced that trading in the Company's common stock would be suspended before the opening of trading on August 1, 1996. The NYSE indicated that its decision to delist was based on consideration of certain qualitative listing criteria, including the reduction in operations due to recent and proposed subsidiary sales, as well as the Company's failure to meet certain quantitative listing criteria, including average net income for the last three years and net tangible assets. On August 1, 1996, the Company's common stock began trading on the OTC Bulletin Board under the symbol PLKR.

     PART II.  OTHER INFORMATION

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

          On April 12, 1996, the Court gave final approval to and entered a Consent Decree among the EPA, the U.S. Department of Justice, PADEP, and the Company which resolves all of the United States' and PADEP's claims against the Company, as well as the Company's counterclaim against the United States. In accordance with the Consent Decree, on May 13, 1996, the Company made an additional payment of $4,500,000 into the Court-administered escrow account. Funds in the escrow account totaling $9,000,000, plus interest, will be disbursed to the United States after resolution by the parties or, if necessary, by theCourt of the Company's potential right to a refund of a portion of the costs which the United States may have incurred as a result of possibly fraudulent charges by an EPA contractor who performed response actions at the Site. The Company will make further payments to the United States totaling $4,350,000, plus interest, over a six year period, with approximately equal annual payments, plus interest, commencing on April 12, 1997, and continuing each year thereafter through and including April 12, 2002.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits required by Item 601 of Regulation S-K.
      Exhibit 11: Calculation of earnings per share
 (b) Reports on Form 8-K: During the second quarter of 1996, the Company filed two reports:

      Form 8-K dated April 15, 1996, as amended by Form 8-K/A dated May 14, 1996, relating to the sale of substantially all of the assets of the Company's Fenwal Electronics, Inc. subsidiary.

      Form 8-K dated April 16, 1996, relating to the settlement of litigation between the Company and the U.S. Environmental Protection Agency and the Pennsylvania Department of Environmental Protection.

                       SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PUBLICKER INDUSTRIES INC.
                                     (Registrant)




   Date: August 12, 1996             /s/ James J. Weis

                                      James J. Weis, President and
                                      Chief Executive Officer


                                    /s/ Antonio L. DeLise
                                    Antonio L. DeLise, Vice President -
                                    Finance, Principal Financial and
                                    Accounting Officer


                     CALCULATION OF EARNINGS PER SHARE         Exhibit 11
                               (Unaudited)


                             Three Months Ended            Six Months Ended
                                    June 30,                   June 30,
                             1996(a)     1995 (b)         1996 (a)  1995 (b)
                                      (in thousands except per share data)

Net income (loss)            $(359)        $ 418           $ 7,140   $  421

Add - Interest savings, net
         of tax effect          27             -                48         -


Adjusted net income (loss)  $ (332)        $ 418           $ 7,188     $ 421


Average common shares       15,391        14,729            15,192     14,693

Add - Stock options and
common stock purchase
warrants                     1,240             -             1,240          -

Adjusted common shares      16,631        14,729            16,432     14,693

Earnings per common share   $ (.02)        $ .03             $ .44      $ .03







(a) Earnings per common share is computed using the modified treasury method. In accordance with this method, proceeds from the exercise of stock options and warrants are first used to buy back up to 20% of the Company's common stock at the average price for the period. Any remaining proceeds are used to retire debt. An adjustment is made to net income to reflect interest assumed to be saved on the debt retirement,net of income taxes.

(b) Earnings per common share is computed using the weighted average number of common shares outstanding during each period. The effect of stock options and warrants not included as they were antidilutive.