Form 10-Q
period 1996-09-30
PUBLICKER INDUSTRIES INC
filed 1996-11-14
CIK 81050

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549
                      _________________

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
               SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

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

Yes   X    No      .


Number of shares of Common Stock outstanding as of September 30, 1996:
15,422,785


PART I. FINANCIAL INFORMATION

                    PUBLICKER INDUSTRIES INC.
                    AND SUBSIDIARY COMPANIES

                CONSOLIDATED BALANCE SHEETS AS OF
            SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                   (in thousands of dollars)

                                             September 30,    December 31,
                                               1996              1995 *
                                                       (unaudited)

                                                            ASSETS

Current assets:
 Cash, including short-term investments of $7,476 in 1996  $8,017        $74
 Restricted cash                                               -       4,500
 Trade receivables, less allowance for doubtful accounts
(1996 - $85; 1995 -$84)                                    3,901       3,817
 Inventories                                               2,167       2,887
 Net assets of discontinued operations                     4,070      14,122
 Other                                                       501         715
  Total current assets                                    18,656      26,915

Property, plant and equipment:
 Land                                                        522         513
 Buildings                                                 2,209       1,983
 Machinery and equipment                                   3,411       2,867
 Less - accumulated depreciation                          (1,785)     (1,619)
                                                           4,357       3,744

Goodwill                                                   2,773       2,834
Other assets                                               1,714       2,065
                                                         $27,500     $35,558

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Short-term obligations, including current maturities       $549      $8,683
 Trade accounts payable                                    1,981       3,513
 Accrued liabilities                                       4,054      12,693
  Total current liabilities                                6,584      24,889

Long-term debt                                             1,711       1,873
Other non-current liabilities                             10,393      11,390
  Total liabilities                                       18,688      38,152

Shareholders' equity:
 Common shares, $0.10 par value,
 Authorized, 40,000,000 shares
 Issued - 16,029,937 shares in 1996 and 15,405,937 in 1995 1,603       1,541
 Additional paid-in capital                               46,790      42,488
 Accumulated deficit (since January 1, 1984)             (35,577)    (42,732)
 Common shares held in treasury, at cost                  (4,004)     (3,891)
  Total shareholders' equity                               8,812      (2,594)

                                                    $     27,500    $ 35,558

* Restated for discontinued operations

                    PUBLICKER INDUSTRIES INC.
                    AND SUBSIDIARY COMPANIES

            CONSOLIDATED STATEMENTS OF INCOME (LOSS)
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
         (in thousands of dollars except per share data)
                           (unaudited)

                                Three Months Ended            Nine Months Ended
                                   September 30,                  September30,



                                            1996     1995*      1996     1995*


Sales and revenues:
      Sales of goods                      $4,393   $3,589    $11,871   $12,935
      Revenues from services               2,261    2,571      6,855     8,301
                                           6,654    6,160     18,726    21,236
Costs and expenses:
      Cost of sales                        3,225    2,768      9,488     9,822
      Cost of services                     1,606    1,757      4,729     5,511
      General and administrative expenses  1,903    2,015      6,596     6,238
      Selling expenses                       324      293        884         894
      Special charge                           -        -       1,632        -
                                           7,058    6,833      23,329   22,465
Income (loss) from operations               (404)    (673)     (4,603)  (1,229)

Other (income) expenses:
      Interest income                       (106)     (25)      (276)    (135)
      Interest expense                       127      485        721    1,552
      Cost of pensions - nonoperating        185      168        555      550
      Legal settlements and other costs      (20)     130          8      314
                                             186      758      1,008    2,281

Income (loss) from continuing operations
         before income taxes                (590)  (1,431)    (5,611)  (3,510)

Charge (credit) in lieu of income taxes     (248)       -     (2,357)       -
Income (loss) from continuing operations    (342)  (1,431)    (3,254)  (3,510)

Discontinued operations:
Income (loss) from discontinued operations (net of
charge in lieu of income taxes of $259 and
$1,191 for three and nine months
ended in 1996)                               357    1,084      1,645    3,584
      Gain on sale of discontinued operations (net of
        charge in lieu of taxes of $4,894 and income
        taxes payable of $1,452)               -        -      8,764        -
Net income (loss)                            $15    $(347)    $7,155      $74

Earnings (loss) per common share:
      Continuing operations                $(.02)   $(.10)     $(.19)   $(.24)
      Discontinued operations                .02      .08        .62      .25
                                           $   -    $(.02)      $.43    $ .01
Common shares used in calculation of
 earnings per share           17,229,000   14,797,410    17,047,545  14,730,489

*Restated for discontinued operations

                    PUBLICKER INDUSTRIES INC.
                    AND SUBSIDIARY COMPANIES

         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
           (in thousands of dollars except share data)
                           (unaudited)


                                       Accumulated
                   Common Shares     Additional  Deficit  Common   Share-
                      Shares          Paid-in     Since   Treasury  holders'
                      Issued  Amount  Capital    1-1-84   Shares (1) Equity

Balance - December
31, 1995           15,405,937 $1,541 $42,488  $(42,732)  $(3,891)  $(2,594)

Issuance of
common shares        624,000      62     574         -         -       636

Purchase of
treasury shares            -       -       -         -      (113)     (113)

Net income                 -       -       -     7,155         -     7,155

Charge in lieu
of income taxes(2)         -       -   3,728         -         -     3,728

Balance - September
30, 1996          16,029,937  $1,603 $46,790  $(35,577)  $(4,004)   $8,812


(1) Represents 607,152 and 545,027 of common shares held in treasury at September 30, 1996 and December 31, 1995, respectively.

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

                    PUBLICKER INDUSTRIES INC.
                    AND SUBSIDIARY COMPANIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                   (in thousands of dollars)
                           (unaudited)
                                                    Nine Months Ended
                                                      September 30,
                                                    1996        1995*

Cash flows from operating activities:
Income (loss) from continuing operations        $ (3,254)   $ (3,510)
       Adjustments to reconcile income (loss) to net cash provided by
         (used in) continuing operations:
Charge (credit) in lieu of income taxes           (2,357)          -
     Depreciation and amortization                   602         643
          Provision for doubtful accounts              -          58
          Changes in operating assets and liabilities:
       Restricted cash                             4,500     (4,500)
       Trade receivables                             (84)       435
       Inventories                                   720       (467)
               Other current assets                  249       (172)
            Other assets                             260       (346)
       Trade accounts payable                     (1,532)    (1,141)
       Accrued liabilities                        (8,639)     6,496
            Other non-current liabilities           (997)    (5,486)
               Net cash provided by (used in) continuing operations
                                                 (10,532)    (7,990)

Income from discontinued operations               10,409      3,584
  Adjustments to reconcile income to net cash provided by (used in)
     discontinued operations:
     Gain on sale of discontinued operations     (13,658)         -
          Charge in lieu of income taxes           6,085          -

          Decrease (increase) in net assets of discontinued operations

                                                 (3,888)     (1,580)
          Net cash provided by (used in) discontinued operations
                                                 (1,052)      2,004
Net cash provided by
     (used in) operating activities             (11,584)     (5,986)

Cash flows from investing activities:
Proceeds from sale of discontinued operations    31,923       2,240
       Capital expenditures                        (997)       (374)
               Net cash
provided by (used in) investing activities       30,926       1,866

Cash flows from financing activities:
Redemption of 13% Subordinated Notes             (7,500)          -
Borrowings (repayments) under
revolving credit lines                           (4,012)       (259)
  Borrowings (repayments)
of term loans and notes payable                  (1,210)        265
Proceeds from the issuance of common shares         636         592
  Purchase of treasury stock                       (113)       (279)
Net cash provided by (used in)
financing activities                            (12,199)        319


Net increase (decrease) in cash                   7,143      (3,801)
Cash - beginning of period                          874       6,274
Cash - end of period                            $ 8,017     $ 2,473


* Restated for discontinued operations
Note 1 - BASIS OF PRESENTATION

       The accompanying unaudited consolidated condensed financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Publicker Industries Inc. and subsidiary companies as of September 30, 1996 and the results of their operations and their cash flows for the three and nine months ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1995.

Cash Flow Information
       Cash paid for interest during the nine months ended September 30, 1996 and 1995 was approximately $812,000 and $1,156,000, respectively. Cash paid for income taxes was $1,332,000 for the nine months ended September 30, 1996. No cash was paid for income taxes during 1995.

Net Income (Loss) Per Common Share
       Net income (loss) per common share is computed using the weighted average number of common shares and the dilutive effect of share equivalents (stock options and warrants) outstanding during each period. The effect of stock options and warrants on the computation for 1995 were not included as they were antidilutive.

Note 2 - DISCONTINUED OPERATIONS

       On October 31, 1996, the Company completed the sale of substantially all of the assets of Masterview Window Company, Inc. ("Masterview") for $15,250,000, plus the assumption of certain liabilities, subject to adjustment based on the closing date net book value of assets sold. The buyer paid $13,929,000 in cash at closing. Of the remaining $1,321,000 balance of the purchase price, $845,000 will be held in escrow to cover potential purchase price and indemnity adjustments, which are not expected to be material. The balance of the purchase price, or $476,000, will be held in escrow and released as the Company expends funds for certain environmental remediation activities. The gain on the sale of Masterview, which is expected to be approximately $7,000,000 pretax, will be recorded in the fourth quarter of 1996.

       On March 29, 1996, the Company sold substantially all of the assets of Fenwal Electronics, Inc. ("Fenwal") for $26,483,000 in cash, plus the assumption of certain liabilities. On February 16, 1996, the Company sold substantially all of the assets of Bright Star Industries Incorporated ("Bright Star") for $5,540,000, plus the assumption of certain liabilities. Of the purchase price,
$100,000 will be held in escrow for one year to cover potential indemnity adjustments, which are not expected to be material. The sales of Fenwal and Bright Star resulted in a pretax gain of $15,110,000 which was offset by a charge in lieu of income taxes of $4,894,000 and income taxes payable of $1,452,000. An amount equal to the charge in lieu of income taxes has been credited to additional paid-in capital (see Note 5).

       On January 31, 1995, the Company sold substantially all the assets of Associated Testing Laboratories, Inc. ("ATL") for $2,240,000 in cash, plus the assumption of certain liabilities.

       Masterview, Fenwal, Bright Star and ATL have been reflected as discontinued operations in the accompanying financial statements. Net sales of discontinued operations for the nine months ended September 30, 1996 and 1995 were $24,991,000 and $36,982,000, respectively.



Note 3 -   DEBT

       In October 1995, the Company entered into a three year $17,060,000 credit agreement ("Loan Agreement"). The Loan Agreement provides for a revolving credit line ("Revolver"), term promissory notes ("Term Notes") and a credit facility for future capital expenditure financing. The Loan Agreement is secured by substantially all of the Company's assets and bears interest at a rate of one and one-half percent (1 1/2%) in excess of the prime rate.

       The Loan Agreement and related documents contain certain covenants including, among others, maintenance of minimum working capital and adjusted net worth (as defined). In the event the Loan Agreement, or portions thereof, is repaid before maturity, the Company must pay a prepayment penalty equal to 3% in year one, 2% in year two and 1% in year three of the credit facility repaid.

       In connection with the sale of discontinued operations, the outstanding borrowings under the Revolver and the Term Loans related to Fenwal and Bright Star were repaid. As of September 30, 1996, the Company had borrowing availability under the Revolver based on eligible accounts receivable and inventories, as defined, of approximately $4,000,000.

       On April 19, 1996, the Company redeemed all of its outstanding 13% Subordinated Notes due December 15, 1996. The redemption price was equal to the principal amount of $7,500,000, plus accrued interest to the redemption date.


Note 4 - INVENTORIES

       Inventories at September 30, 1996 and December 31, 1995, consisted of the following:

                                       September 30,   December 31,
                                             1996           1995
                                                 (in thousands)

       Raw materials and supplies         $ 1,407        $ 1,521
       Work in process                        361            371
       Finished goods                         399            995
                                          $ 2,167        $ 2,887


Note 5 - INCOME TAXES

       As of September 30, 1996, approximately $94,000,000 of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from
1997 through 2010, were available to offset future taxable income. As a result of a corporate revaluation during 1984, tax benefits resulting from the utilization in subsequent years of net operating loss carryforwards existing as of the date of the corporate revaluation will be excluded from the results of operations and directly credited to additional paid-in capital when realized. As of September 30, 1996, approximately $18,000,000 of the Company's U.S. tax loss carryforwards predated the corporate revaluation.

       As of September 30, 1996, deferred tax assets of approximately $33,000,000 relating to the tax benefit of the Company's U.S. tax loss carryforwards were offset by a full valuation allowance. As of September 30, 1996, approximately $6,000,000 of deferred tax assets predated the corporate revaluation. Subsequent adjustments to the valuation allowance with respect to the deferred tax assets which predated the corporate revaluation would be directly credited to additional paid-in capital.

       For the nine months ended September 30, 1996, the Company recorded a charge in lieu of income taxes of $3,728,000 and a provision for income taxes currently payable of $1,452,000. The charge in lieu of income taxes relates to the utilization of net operating loss carryforwards which existed as of January
1, 1984, the date of the corporate revaluation. Such taxes will never be paid or payable and, accordingly, an amount equal to the charge has been credited to additional paid-in capital.

Note 6 - ENVIRONMENTAL LITIGATION

       On April 12, 1996, a Consent Decree among the Company, the Environmental Protection Agency, the U.S. Department of Justice and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. The Company had previously funded $4,500,000 into a court administered escrow account. Following the entry of the Consent Decree, additional payments totaling
$4,850,000 were made in April and May of 1996. Further payments totaling $5,000,000 plus interest will be made to the United States and Commonwealth of Pennsylvania over a six year period commencing on April 12, 1997.

Note 7 - SPECIAL CHARGE

       During the fourth quarter of 1995, the Company decided to move the operations of its Greenwald Industries, Inc. subsidiary from a leased facility in Brooklyn, New York to a newly acquired facility in Chester, Connecticut. A special charge of $1,632,000 was recorded in the first nine months of 1996 which included $668,000 in severance costs associated with 110 terminated employees, $246,000 for lease termination costs and $718,000 for costs related to plant and employee relocation, recruiting and training new personnel and for temporary living allowances. The move was completed by April 30, 1996. As of September 30, 1996, the accrued liability related to the special charge was $148,000.
It
is expected that the remaining accrual balance will be expended by December
31,
1996.

Note 8 - COMMON STOCK LISTING

       On July 11, 1996, the New York Stock Exchange ("NYSE") announced that trading in the Company's common stock would be suspended before the opening of trading on August 1, 1996. The NYSE staff indicated that its decision to delist was based on consideration of certain qualitative listing criteria, including the reduction in operations due to recent and proposed subsidiary sales, as well as the Company's failure to meet certain quantitative listing criteria, including average net income for the last three years and net tangible assets. On August
1, 1996, the Company's common stock began trading on the OTC Bulletin Board under the symbol PLKR. The Company filed an appeal of the NYSE staff decision. On November 11, 1996, the NYSE Board of Directors' Committee for Review affirmed the staff decision to delist the Company's common stock.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Operating Results - Third Quarter
     Publicker's consolidated sales of $6,654,000 for the third quarter of 1996 increased by approximately 8% from $6,160,000 for the third quarter of 1995.
The increase in sales was due to a 3% increase in selling prices and a 5% increase in volume. The Company's loss from continuing operations for the third quarter of 1996 totaled $342,000 compared to a loss of $1,431,000 for the third quarter of 1995.

     The Company reported net income of $15,000 for the third quarter of 1996 compared to a net loss of $347,000 or $.02 per share for the third quarter of 1995. The 1996 third quarter results included cost of pensions-nonoperating of $185,000 and income from discontinued operations of $357,000. The 1995 third quarter results included cost of pensions-nonoperating of $168,000, legal settlements and other costs of $130,000 and income from discontinued operations of $1,084,000. Interest expense decreased to $127,000 for the third quarter of
1996 compared to $485,000 for the same period in 1995, due to a reduction in overall debt levels.

     Sales for the Company's manufacturing segment (which consists of one subsidiary company, Greenwald Industries, Inc.) for the third quarter of 1996 were $4,393,000 compared to $3,589,000 for the third quarter of 1995. The increase in sales was due to a 3% increase in selling prices and a 20% increase in volume. This segment had income from operations of $676,000 for the third quarter of 1996 compared to $359,000 for the same period in 1995.

     Revenues for the Company's services segment (which consists of one subsidiary company, Orr-Schelen-Mayeron & Associates, Inc.) decreased by approximately 12% to $2,261,000 for the third quarter of 1996 compared to $2,571,000 for the third quarter of 1995. A 4% increase in OSM's fee schedule was more than offset by a significant reduction in production employee headcount versus 1995. The services segment had income from operations for the third quarter of 1996 of $97,000 compared to a $56,000 loss for the same period in 1995.

Operating Results - Nine Months
     For the nine months ended September 30, 1996, Publicker had consolidated sales of $18,726,000 compared to $21,236,000 for 1995. The decrease in sales was due to a 15% decrease in volume offset by a 3% increase in selling prices. The Company's loss from continuing operations for the nine months ended
September 30, 1996 totaled $3,254,000 compared to $3,510,000 for the nine months ended September 30, 1995.

     The Company reported net income of $7,155,000 or $.43 per share for the nine month period ended September 30, 1996 and $74,000 or $.01 per share for the comparable period in 1995. The 1996 results include cost of pensions-nonoperating of $555,000 and income from discontinued operations of $10,409,000.
The 1995 results include cost of pensions-nonoperating of $550,000, legal settlements and costs of $314,000 and income from discontinued operations of $3,584,000.

     Sales for the Company's manufacturing segment for the first nine months of 1996 totaled $11,871,000 as compared to $12,935,000 in 1995. The sales decline was attributable to a disruption in business activities caused by Greenwald's move to a newly acquired facility in Chester, Connecticut in early
1996. The move was completed by April 30, 1996. This segment had a loss from operations of $990,000 for the nine months ended September 30, 1996 compared to income of $1,498,000 for the prior year. The decrease in operating income of $2,488,000 is primarily attributable to a $1,632,000 special charge associated with Greenwald's move, a $372,000 writedown of certain obsolete inventories and a disruption in business activities caused by the move.

     Revenues for the Company's services segment decreased by 17% to
$6,855,000 for the first nine months in 1996 from $8,301,000 in 1995.   The
revenue decline was primarily due to a significant reduction in production employee headcount versus 1995. The services segment had a loss from operations of $41,000 for the nine months ended September 30, 1996 as compared to income of
$176,000 for the comparable 1995 period. The decline is due to certain operating inefficiencies and lower contract margins. In response to the decline in income from operations, OSM reduced headcount and implemented spending and other controls in the first quarter of 1996.

     On March 29, 1996, the Company sold substantially all of the assets of Fenwal Electronics, Inc. ("Fenwal") for $26,843,000 in cash, plus the assumption of certain liabilities. On February 16, 1996, the Company sold substantially all of the assets of Bright Star Industries Incorporated ("Bright Star") for $5,540,000, plus the assumption of certain liabilities. Of the purchase price,
$100,000 will be held in escrow for one year to cover potential indemnity adjustments, which are not expected to be material. The sales of Fenwal and Bright Star resulted in a pretax gain of $15,110,000 which was offset by a charge in lieu of income taxes of $4,894,000 and income taxes payable of $1,452,000. An amount equal to the charge in lieu of income taxes has been credited to additional paid-in capital.


Liquidity
     During the first nine months of 1996, cash, including short-term investments, increased by $7,143,000. Operating activities consumed cash of $11,584,000, investing activities provided cash of $30,926,000 and financing activities consumed cash of $12,199,000. Operating activities principally consisted of the loss from continuing operations coupled with a reduction in accrued liabilities associated with the environmental payments to the United States and Commonwealth of Pennsylvania. Investing activities consisted of proceeds of $31,923,000 from the sale of Fenwal and Bright Star offset by capital expenditures of $997,000. Financing activities consisted of repayments of the Company's 13% Subordinated Notes, revolving credit line, term loans and notes payable of $12,722,000 and treasury stock purchases of $113,000 offset by $636,000 of proceeds from the issuance of common shares upon the exercise of stock options.

     In October 1995, the Company entered into a three year $17,060,000 credit agreement ("Loan Agreement"). The Loan Agreement provides for a revolving credit line ("Revolver"), term promissory notes ("Term Notes") and a credit facility for future capital expenditure financing. The Loan Agreement is secured by substantially all of the Company's assets and bears interest at a rate of one and one half percent (1 1/2%) in excess of the prime rate. The Loan Agreement and related documents contain certain covenants including, among others, maintenance of minimum working capital and adjusted net worth (as defined).

     In connection with the sale of discontinued operations, the outstanding borrowings under the Revolver and the Term Loans related to Fenwal and Bright Star were repaid. As of September 30, 1996, the Company had borrowing availability under the Revolver based on eligible accounts receivable and inventories, as defined, of approximately $4,000,000.

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

     As previously mentioned, the Company completed the sale of substantially all of the assets of Bright Star and Fenwal in the first quarter of 1996. On October 31, 1996, the Company completed the sale of substantially all of the assets of Masterview Window Company, Inc. ("Masterview") to Masterview
Acquisition Corp., a company formed by BancBoston Capital, for $15,250,000, plus the assumption of certain liabilities, subject to adjustment based on the closing date net book value of assets sold. The buyer paid $13,929,000 in cash at closing. Of the remaining $1,321,000 balance of the purchase price, $845,000 will be held in escrow to cover potential purchase price and indemnity adjustments, which are not expected to be material. The balance of the purchase price, or $476,000, will be held in escrow and released as the Company expends funds for certain environmental remediation activities. The gain on the sale of Masterview, which is expected to be approximately $7,000,000 pretax, will be recorded in the fourth quarter of 1996. The Company has also entered into a non-binding letter of intent to sell substantially all of the assets of Greenwald
Industries. There can be no assurance that the parties will enter into a definitive agreement or ultimately consummate the proposed sale of Greenwald.

     On August 15, 1996, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The timing of the purchases and the number of shares bought is determined based on management's discretion and is dependent on market and business conditions. Through September 30, 1996, the Company repurchased 49,000 shares of common stock under the buy-back program for an aggregate cost of $86,000.

     During the first nine months of 1996, the Company's capital expenditures totaled $997,000. The Company anticipates that its level of capital expenditures for 1996 will be less than those of 1995. The 1995 capital expenditures of $2,755,000 included $2,100,000 related to a facility purchase in
Chester, Connecticut. The Company has not entered into any material commitments for acquisitions or capital expenditures and retains the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 1996 with its available cash resources and its other cash flows as well as through capital equipment financing.

     At September 30, 1996, approximately $94 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from
1997 through 2010, were available to offset future taxable income.

     On July 11, 1996, the New York Stock Exchange ("NYSE") announced that trading in the Company's common stock would be suspended before the opening of trading on August 1, 1996. The NYSE staff indicated that its decision to delist was based on consideration of certain qualitative listing criteria, including the reduction in operations due to recent and proposed subsidiary sales, as well as the Company's failure to meet certain quantitative listing criteria, including average net income for the last three years and net tangible assets. On August
1, 1996, the Company's common stock began trading on the OTC Bulletin Board under the symbol PLKR. The Company filed an appeal of the NYSE staff decision. On November 11, 1996, the NYSE Board of Directors' Committee for Review affirmed the staff decision to delist the Company's common stock.
PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

General Litigation

    Various legal proceedings are pending against the Company. The Company considers all such proceedings to be ordinary litigation incident to the character of its business. Certain claims are covered by liability insurance. The Company believes that the resolution of those claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 21, 1996, an annual meeting of the shareholders of the Company was held at which directors were elected to serve until their successors shall have been elected and shall have qualified. Shareholders approved the sale of certain of the Company's operating subsidiaries and an amendment to the articles of incorporation to increase the Company's authorized shares. The appointment of the Company's outside auditors for the year ending December 31, 1996 was also ratified. The number of votes cast for, against or withheld/abstained and the number of broker non-votes with regard to each nominee or matter are set forth below:

                                             Withheld/   Broker
                                For            Against         Abstained
         Non-votes
       Election of directors:
          Harry I. Freund  13,402,482         N/A          223,815   -
          Jay S. Goldsmith13,402,990 N/A      223,307      -
          David L. Herman  13,482,658         N/A          143,639   -
          Clifford B. Cohn13,481,314 N/A      144,983      -
          L.G. Schafran    13,483,321         N/A          142,976   -
          James J. Weis    13,483,241         N/A          143,056   -

       Approval of Plan of
        Asset Transfer     7,922,829 125,305  65,206       5,512,957

       Approval of Amendment to
        Amended and Restated
        Articles of Incorporation    11,211,793            414,716   1,770,096
229,692


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits required by Item 601 of Regulation S-K.

         Exhibit 10.1: Asset Purchase Agreement dated August 16, 1996 among Masterview Window Company, Inc., Publicker Industries Inc., Hanten Acquisition Co., as sellers, and Masterview Acquisition Corp., as buyer.
         Exhibit 11: Calculation of earnings per share


       (b) Reports on Form 8-K: During the third quarter of 1996, the Company filed three reports:

         Form 8-K dated July 15, 1996, relating to New York Stock Exchange decision to suspend trading of Company's common stock effective August 1, 1996.

         Form 8-K dated August 8, 1996, relating to suspension of trading of Company's common shares on the New York Stock Exchange and commencement of trading on the OTC Bulletin Board.

         Form 8-K dated August 22, 1996, relating to the execution of a definitive agreement to sell substantially all of the assets of the Company's Masterview Window Company, Inc. subsidiary.


                    PUBLICKER INDUSTRIES INC.
                    AND SUBSIDIARY COMPANIES

                           SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


           PUBLICKER INDUSTRIES INC.
           (Registrant)



Date: November 14, 1996                     /s/ James J. Weis

                                            James J. Weis, President
and
                                            Chief Executive Officer


                                            /s/ Antonio L. DeLise

                                            Antonio L. DeLise, Vice
President -
                                            Finance, Principal
Financial and
                                            Accounting Officer

                                                 Exhibit 10.1
                       ASSET PURCHASE AGREEMENT

     THIS ASSET PURCHASE AGREEMENT (this "Agreement") is made this 16th day of August, 1996 among (i) Masterview Window Company, Inc., a Delaware corporation with its principal executive offices at 3065 South 43rd Avenue, Phoenix, Arizona 85009 as seller
("Seller"), (ii) Publicker Industries Inc., a Pennsylvania corporation with its principal executive offices at 1445 East Putnam Avenue, Old Greenwich, Connecticut 06870,
("Publicker"), (iii) Hanten Acquisition Co., a Delaware corporation with its principal executive offices at 1445 East Putnam Avenue, Old Greenwich, Connecticut 06870 (the
"Parent", and together with Publicker, the "Shareholders"), and (iv)
Masterview
Acquisition Corp., a Delaware corporation with its principal executive offices at c/o
BancBoston Ventures Inc., 100 Federal Street, Boston, Massachusetts 02110, as buyer
("Buyer").

                              RECITALS:

     WHEREAS, Seller is engaged in the "Business" (as hereinafter defined);

     WHEREAS, Publicker owns all of the issued and outstanding shares of stock of
Parent and Parent owns all of the issued and outstanding shares of stock of Seller; and

     WHEREAS, Seller desires to sell, transfer and assign to Buyer, and Buyer desires to purchase and acquire from Seller, on the terms and subject to the conditions set forth in this Agreement, substantially all of the assets used in the conduct of the Business.

     NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, and intending to be legally bound, the parties hereto agree as follows:


1.   Interpretation.

     A. Definitions. As used in this Agreement, the following terms shall have the following meanings:

          "Business" shall mean the business in which the Seller is engaged on the
Closing Date, as described in Schedule 1.A.1. hereto, at the locations listed in Schedule
1.A.2. hereto.

          "GAAP" shall mean generally accepted accounting principles applied on a basis consistent with the Financial Statements (provided, that, without limiting the foregoing, the screen liability reserve included as an accrued liability on the Final Closing
Balance Sheet shall be determined in accordance with the same methodology used in the preparation of the Opening Balance Sheet).

          "Know-How" shall mean all know-how and information (not necessarily proprietary) used by Seller in the Business on the Closing Date including, without limitation, (1) design drawings, (2) specifications and performance criteria,
(3)
operating instructions and maintenance manuals, (4) manufacturing information including production documentation, methods, layouts and supplier and cost information,
(5) copies
of on-site computer software and related documentation, including, without limitation, source and object code to the extent available, (6) prototypes, models or samples, (7) files relating to applications for Intellectual Property Rights, and (8) all files relating to customers and other tangible materials that are used in the Business on the
Closing Date.

          "Copy Rights" shall mean all published and unpublished rights in works of authorship including, without limitation, (1) literary works, including books, periodicals, catalogs, directories, textual advertising such as brochures, pamphlets and other literature, tabular lists, lectures, manuals and computer programs and data bases;
(2) pictorial, graphic and sculptural works, including maps, architectural plans and renderings, blueprints, photographs, prints and pictorial illustrations such as labels and pictorial advertising, posters, brochures and pamphlets, and pattern designs; (3) audiovisual works; (4) sound/recordings; and (5) mask works, and all U.S. pending and issued copyright or mask work registrations thereon.

          "Patent Rights" shall mean all (1) rights to inventions/conceived on or before the Closing Date by employees of the Seller who are engaged solely in the operation of the Business; (2) pending U.S. and foreign applications owned by the Seller;
and (3) U.S. and foreign patents owned by the Seller, or for which the Seller has the right to apply for as of the Closing Date.

          "Trademarks" shall mean trade names, trademarks, service marks, trade dress and product configurations that are used by the Seller to identify the Business or any part thereof and all (1) goodwill and associated common law rights; (2) registration applications pending thereon in any province, state or country; and (3) registrations issued thereon.

          "Trade Secrets" shall mean all proprietary information that is used by the
Seller in the Business and that (1) derives independent economic value, actual or potential, from not being generally known to, and not being readily ascertainable by, third parties who can obtain economic value from its disclosure or use and (2) is the subject of efforts by the Seller that were reasonable under the circumstances to maintain its secrecy, such as, without limitation, proprietary specifications, formulas, drawings, models, blueprints, software, production techniques and processes, retail and wholesale customer lists, vendor lists, compilations, merchandising information, cost and pricing information, business systems and methods.

          "Intellectual Property Rights" shall mean the Patent Rights, Copy Rights,
Trademarks and Trade Secrets as more fully described herein and other similar rights in technology that are in each case used by the Seller in the Business, including, without limitation, those items set forth in Schedule 1.A.3 hereto.


2.   Sale of Assets and Assumption of Liabilities.

     A.   Assets Sold and Retained.

          1.   Assets Purchased.  At the Closing,
Seller agrees to sell, transfer, convey, assign and deliver to Buyer and Buyer agrees to purchase and acquire, according to the terms and conditions of this Agreement, all of
Seller's right, title, and interest in and to all of the assets and properties, other than the assets identified in Section 2.A.2 hereof, of the Seller
(collectively, the
"Purchased Assets"), including, without limitation, the following:

               (a)all personal property leases listed on Schedule 2.A.1.a hereto (the
"Personal Property Leases") and all real property leases listed on Schedule 2.A.1.a hereto (the "Real Property Leases") and all leasehold improvements and structures on the real property leased thereby, and, to the extent covered by the Real Property Leases, any and all fixtures, machinery, installations, equipment and other property attached thereto or located thereon (the "Leased Real Property");

               (b)all contracts of the Business, including, without limitation, customer contracts, royalty and license agreements and rights, contracts and agreements for the purchase or sale of utilities, goods, materials and services, rights to use technology owned by others and certain other agreements, including without limitation the contracts listed on Schedule 4.K, other than the contracts listed on Schedule 2.A.2.h, which the
Buyer is not assuming (collectively, the "Contracts");

               (c)all prepaid expenses and deposits of the Business;

               (d)all accounts receivable of the Business or other rights to receive payment for services provided by the Business as of the Closing Date (the "Closing Date
Receivables");

               (e)all inventory of supplies, raw materials, component parts, work-in-progress and finished goods of the Business on hand as of the Closing Date (the
"Inventory");

               (f)all plants, fixtures, machinery, installations, equipment, tools, spare parts, fittings, supplies, tractors, trailers, motor vehicles and other tangible personal property used in the Business, including, without limitation, those items set forth on
Schedule 4.V ("Equipment");

               (g)all on-site computer hardware and software owned by the Seller and used in the Business at the locations identified in Schedule 1.A.2 hereto (the "Computer
Hardware and Software");

               (h)all goodwill of the Business;

               (i)the Know-How;

               (j)the Intellectual Property Rights and all business names, including the right to use the name "Masterview Window Company, Inc." or derivations thereof in the conduct of the Business;

               (k)all operating data, books and records of Seller, including employment and personnel records, customer lists and information, relating to customers and suppliers, with respect to the Business;

               (l)to the extent assignment to the Buyer is permitted by law or contract, all rights, licenses, permits, and other operating agreements (in each case, both governmental and private) with respect to the Seller's right to provide services of the
Business at the locations identified in Schedule 1.A.2 hereto or for which the Seller is the licensee, including without limitation those set forth on Schedule 4.F attached hereto, (the "Licenses and Permits");

               (m)all of the Seller's rights under any agreements with respect to the employee plans described on Schedule 2.A.1.m hereto (the "Assumed Benefit Arrangements");
and

               (n)the real property described on Schedule 2.A.1.n hereto (the "Real
Property"), and all structures, fixtures and improvements thereon; and

               (o)all other assets, whether tangible or intangible that are used by Seller in the Business except as excluded by Section 2.A.2 (the "Other Assets").

          2.   Assets Retained.  Notwithstanding
the provisions of Section 2.A.1, the Seller is not selling, assigning, transferring or conveying to Buyer the following assets, which shall be excluded from the transactions contemplated by this Agreement (the "Excluded Assets"):

               (a)  all receivables from either of the
Shareholders or any of their subsidiaries or affiliates;

               (b)  all cash, and cash equivalents and
investment securities;

               (c)  all prepaid expenses and deposits
of the Business to the extent not included in the Final Closing Balance Sheet;

               (d)except as provided in Section 6.D.1 hereof, all of the Seller's pension plan or 401(k) plan assets;

               (e)insurance policies of the Seller, except for (i) those policies specifically listed on Schedule 2.A.2.e, which are being assumed by the Buyer, and (ii) policies maintained by Seller with respect to the Assumed Benefit
Arrangements;

               (f)all income or franchise tax refunds, deposits or credits;

               (g)all insurance related refunds or claims, other than refunds or claims related to the insurance policies listed on Schedule 2.A.2.e; and

               (h)the contracts listed on Schedule 2.A.2.h hereto.

          3.   Transfers of Personal Property
Leases, Real Property Leases and Contracts. To facilitate the assignment or transfer of
Personal Property Leases, Real Property Leases and Contracts, Seller shall execute such documents of assignment or transfer as may be prepared by Buyer and reasonably acceptable to Seller (and which shall not impose any liability or obligation on Shareholders or
Seller) that are necessary or appropriate for evidencing or recording the assignments or transfers to Buyer. Subject to the terms of Section 2.E hereof, in the event any assignment or transfer of any Personal Property Lease, Real Property Lease or Contract cannot be obtained, Seller and Buyer shall enter into a mutually satisfactory license, sublicense, lease, or independent contractor agreement, agency or other relationship with respect hereto with the intent of providing the same benefits and obligations to Buyer as if such assignment had occurred.

          4.   Transfer of Know-How.  The
communication of transferred Know-How from Seller to Buyer shall occur primarily through
Buyer's acquisition of property and engagement of Seller's personnel, provided that
Seller shall have no responsibility to insure that any of its employees become the employees of Buyer. In addition, in order to facilitate the transfer of such Know-How,
Seller shall use reasonable efforts, for a period of two (2) years from the Closing Date, to provide to Buyer, upon Buyer's written request, copies of any documents or other information in Seller's possession, defining or specifying the subject matter, nature and extent of the Know-How and take such other action as the parties mutually agree is reasonably necessary or appropriate to effectuate the transfer of such Know-How.

     B. Assignment of Intellectual Property Rights. On the Closing Date, Seller shall execute and deliver assignments with respect to the Intellectual Property Rights set forth on Schedule 1.A.3, including all goodwill associated therewith.

     C. Risk of Loss. The risk of loss and all obligations to insure the tangible assets of the Business shall remain with Seller until the Closing, and shall transfer from Seller to Buyer at the time of Closing.

     D.   "As Is" Condition.  EXCEPT AS EXPRESSLY SET FORTH IN THIS AGREEMENT,
THE
PURCHASED ASSETS ARE BEING SOLD "AS IS" AND "WHERE IS" AND "WITH ALL DEFECTS" WITHOUT ANY
REPRESENTATION OR WARRANTY WHATSOEVER, EXPRESS OR IMPLIED.

     E.   Assumption of Contractual Rights and Obligations Related Thereto.
At the
time of Closing, the Buyer shall assume, and hereby agrees to perform, the rights and obligations, and any other contractual obligations pursuant to the Personal Property
Leases, Real Property Leases and the Contracts (collectively, the "Transferred Rights,
Obligations and Agreements"), which are assigned to the Buyer to the extent the obligations arise or are to be performed following the Closing Date.

     The Buyer shall use commercially reasonable efforts to assume and perform all of the corresponding obligations thereunder. To the extent that the assignment hereunder of any of the Transferred Rights, Obligations, Agreements or the assignment under Section
2.B above shall require the consent of any other party (or in the event that any of the same shall be non-assignable), neither this Agreement nor any actions taken hereunder shall constitute an assignment or an agreement to assign if such assignment or attempted assignment would constitute a breach thereof or result in the loss or diminution thereof;
provided, however, that in each such case, the Seller and the Buyer shall use commercially reasonable efforts to obtain the consent of such other party to an assignment to the Buyer.

     If such consent is not obtained, the Seller shall cooperate with the Buyer in a reasonable arrangement designed to provide the Buyer with the benefits and burdens of any such Transferred Rights, Obligations and Agreements and under the Intellectual
Property Rights, including appointing the Buyer to act as its agent to perform all of the
Seller's obligations under such Transferred Rights, Obligations and Agreements and to collect and promptly remit to the Buyer all compensation received by Seller pursuant to those Transferred Rights, Obligations and Agreements and to enforce, for the account and benefit of the Buyer, any and all rights of the Seller against any other person arising out of the breach or cancellation of such Transferred Rights, Obligations and Agreements by such other person or otherwise (any and all of which arrangements shall constitute, as between the parties hereto, a deemed assignment or transfer); provided that, to the extent that Seller is required to undertake any services or take any actions in furtherance of the performance of such Transferred Rights, Obligations and Agreements, any such services or actions shall be the subject of a separate agreement that the parties shall, in good faith, negotiate as promptly as possible and which shall be mutually acceptable to the parties. Each party shall be responsible for all of its costs and expenses incurred by it in connection with the actions required of it under this
Section 2.E.

     F.   Assumption of Certain Liabilities by Buyer.  From and after the
Closing,
Buyer shall, without any further responsibility or liability of or recourse to Seller, or any of its affiliates or their respective directors, shareholders, officers, employees, agents, consultants, representatives, successors, transferees or assignees, assume and be solely liable and responsible for the following liabilities and obligations arising out of the ownership of the Purchased Assets or the operation of the Business
(the "Assumed Liabilities"):

          1.   all liabilities and obligations of
Seller under all Personal Property Leases, Real Property Leases, Contracts and all other of the Transferred Rights, Obligations and Agreements assigned or transferred to Buyer pursuant to Section 2.A hereof (or deemed assigned or transferred pursuant to Section 2.E hereof) which arise or are to be performed following the Closing Date, but excluding the
"Excluded Liabilities" (as defined in Section 2.G hereof);

          2.   all accounts payable and accrued
liabilities of the Seller reflected on the unaudited December 31, 1995 balance sheet of the Seller to the extent that such accounts payable and accrued liabilities remain outstanding at the Closing, but excluding any Excluded Liabilities; and

          3.   all accounts payable and accrued
liabilities of the type set forth on the unaudited December 31, 1995 balance sheet of the
Seller incurred by the Seller in connection with the Business in the ordinary course of business subsequent to December 31, 1995 and through the Closing Date to the extent accrued in accordance with GAAP and reflected on the Final Closing Balance Sheet, but excluding any Excluded Liabilities; and

          4.   liabilities of the Seller for any
contractual product warranty claim with respect to any product sold by the Seller prior to the Closing Date to the extent such liabilities do not exceed $50,000 in aggregate amount.

     The assumption by Buyer of the Assumed Liabilities and the transfer thereof by
Seller shall in no way expand the rights or remedies of any third party against Seller or Buyer as compared to the rights and remedies which such third party would otherwise have had.

     G. All Other Liabilities Excluded. Notwithstanding the foregoing, Seller agrees that Buyer is assuming only those liabilities and obligations enumerated in
Section 2.F and no others and Buyer and its affiliates and their respective directors, shareholders, officers, employees, agents, consultants, representatives, successors and transferees or assignees, shall have no liability or responsibility for any liability or obligation arising out of Seller's ownership or operation of the Purchased Assets or the
Business prior to the Closing Date (except as expressly provided in Section
2.F),
including, without limitation, the following liabilities and obligations of Seller (the
"Excluded Liabilities"):

          1.   any obligation of the Seller to
either of the Shareholders or any of their subsidiaries or affiliates;

          2.   any current or long-term liability
or obligation of the Seller with respect to indebtedness for borrowed money and any related debt issuance costs and with respect to any uncleared checks issued by the Seller which are outstanding on the Closing Date (all of which will be paid by Seller);

          3.   any liability or obligation of the
Seller for income or franchise taxes;

          4.   any liability with respect to any
of the matters disclosed on Schedules 4.G, 4.L, and 4.N hereto;

          5.   liabilities for any contractual
product warranty claim with respect to any product sold by Seller prior to the Closing
Date to the extent such liabilities exceed $50,000 in the aggregate amount (the "Excluded
Warranty Claims"); and

          6.   any liabilities for management
bonuses accrued through the Closing.

3.   Purchase Price: Payment: Adjustment.

     A.   Purchase Price.

          1.   Price.  The purchase price for the
sale and transfer of the Purchased Assets shall be Fifteen Million Two Hundred Fifty
Thousand Dollars ($15,250,000), plus the assumption of the Assumed Liabilities set forth in Section 2.F hereof, subject to adjustment as provided in Section 3.C (the "Purchase
Price").

          2.   Allocation.  Seller and Buyer
hereby agree that the Purchase Price paid for the Purchased Assets and the noncompetition covenant in Section 6.D.6 shall be allocated for purposes of this Agreement and for tax purposes in a manner to be agreed upon by Buyer and Seller prior to the Closing and in accordance with all applicable tax laws and regulations. Seller and Buyer covenant and agree that each shall prepare its tax returns employing the allocation made pursuant to this Section 3.A.2 and shall not take a position in any tax proceeding or audit inconsistent with such allocation. Seller and Buyer shall give prompt notice to each other of the commencement of any tax audit or the assertion of any proposed deficiency or adjustment by any taxing authority or agency which challenges such allocation. Upon determination of the Final Adjustment (as defined below) in accordance with
Section 3.C,
Seller and Buyer shall agree on a revised allocation of the Purchase Price which reflects the Final Adjustment.

     B. Payment of Purchase Price. At the Closing, (i) Six Hundred Thousand Dollars ($600,000) of the Purchase Price (the "Escrowed Funds") shall be deposited by
Buyer into an Escrow Account to be established in accordance with the terms of an escrow agreement in the form of Exhibit A hereto (the "Escrow Agreement"), (ii) a portion of the
Purchase Price equal to the Environmental Escrow Amount (as defined in Section
6.F
hereof) shall be deposited by Buyer into an escrow account to be established in accordance with the terms of an escrow agreement in the form of Exhibit B hereto (the
"Environmental Escrow Agreement")  and  (iii) the balance of the Purchase
Price (the
"Cash Purchase Price"), as determined in accordance with Sections C.1 and C.2 below, shall be paid by Buyer to Seller in immediately available funds.

     C. Adjustment to and Payment of the Balance of the Purchase Price. The Purchase Price has been derived by and agreed upon by the parties based on the Net Book
Value (as defined below) as set forth on the unaudited balance sheet of Seller as of
December 31, 1995, as shown on Exhibit C hereto (the "Opening Balance Sheet").
The
Purchase Price is subject to a dollar for dollar adjustment, upward or downward, based upon the change in the Net Book Value as set forth on the Final Closing Balance Sheet (as defined below) from that shown on the Opening Balance Sheet ($3,932,000).
Such
adjustment shall be the "Differential." The Differential shall be determined as follows:

          1.   At the Closing, the Seller shall
have prepared and delivered to the Buyer (i) an unaudited balance sheet (the "Initial
Closing Balance Sheet") of the Seller as of the month ended prior to the Closing Date
(the "Calculation Date"), prepared in accordance with GAAP (except that there shall be no accrual for management and executive bonuses on such balance sheet) and
(ii) a
certificate of the Seller, certifying (A) that the Initial Closing Balance Sheet was prepared on the basis described in clause (i) above and (B) containing the Seller's calculation based on the Initial Closing Balance Sheet of the Net Book Value as of the
Calculation Date.

          2.   If, as of the Calculation Date, (i)
the Net Book Value is less than $3,932,000, the Cash Purchase Price payable at the
Closing shall be reduced by the amount, if any, by which the Net Book Value is less than
$3,932,000 or (ii) the Net Book Value is greater than $3,932,000, the Cash Purchase Price payable at the Closing shall be increased by the amount, if any, by which the Net Book
Value is greater than $3,932,000. Such adjustment shall be calculated based on the
Initial Closing Balance Sheet and the officer's certificate delivered pursuant to paragraph 1 above. The adjustment made at the Closing pursuant to the preceding sentence
(the "Initial Adjustment") is subject to subsequent adjustment as provided in paragraphs
3, 4, 5 and 6 below.

          3.   Within forty-five (45) days after
the Closing Date, Seller shall prepare and deliver to Buyer an unaudited balance sheet
(the "Final Closing Balance Sheet") showing the Net Book Value as of the close of business on the Closing Date immediately prior to giving effect to the Closing. The
Final Closing Balance Sheet shall be prepared in accordance with GAAP (except that there shall be no accrual for management and executive bonuses on such balance sheet).
Inventories included on the Final Closing Balance Sheet shall be valued on the basis of a physical inventory conducted by the Buyer and the Seller, with their respective independent accountants, within two (2) days following the Closing Date. Following delivery of the Final Closing Balance Sheet by Seller, Seller shall cooperate with the
Buyer's independent accountants in connection with their review of the Final Closing
Balance Sheet and shall permit the Buyer's accountants to review and make copies of all work papers, schedules and calculations used in the preparation thereof.

          4.   When the Seller delivers the Final
Closing Balance Sheet, the Seller shall also deliver a certificate (i) certifying that the Final Closing Balance Sheet was prepared in accordance with GAAP in accordance with the procedures set forth in paragraph 3 above and (ii) containing the Seller's calculations, based on the Final Closing Balance Sheet (the "Seller's Proposed Calculations") of the Net Book Value as of the Closing Date.

          5.   Within forty-five (45) days after
receipt of the Final Closing Balance Sheet and the accompanying certificate, the Buyer shall notify the Seller of its agreement or disagreement with the Final Closing Balance
Sheet and the accuracy of any of the Seller's Proposed Calculations. During such forty-five (45) day period, the Buyer shall have the right to direct its independent accountants, at the Buyer's expense, to review and test the Final Closing Balance Sheet.
If the Buyer, after such review and test, disagrees with the Seller's Proposed Calculations, and the Seller does not accept the Buyer's proposed alternative calculations (the "Buyer's Proposed Calculations"), then, within thirty (30) days after the date of the Seller's rejection of the Buyer's Proposed Calculations, the Seller and the Buyer shall select another nationally recognized independent accounting firm (other than the Seller's independent accountants and the Buyer's independent accountants) to resolve the remaining disputed items (the "Remaining Disputed Items") by conducting its own review and test of the Final Closing Balance Sheet and thereafter selecting either the Buyer's Proposed Calculations of the Remaining Disputed Items or the Seller's
Proposed Calculations of the Remaining Disputed Items or an amount in between the two.
Each of the Buyer and the Seller agree that it shall be bound by such other accounting firm's determination of the Remaining Disputed Items. The fees and expenses of such accounting firm shall be paid jointly by the Buyer and the Seller, provided that if the difference between the Final Adjustment (as defined below) and the Final Adjustment that would have resulted from the use of the Proposed Calculations of one of the parties hereto (the "Erroneous Party") is more than twice as great as the difference between the
Final Adjustment and the Final Adjustment that would have resulted from the use of the other party's Proposed Calculations, the Erroneous Party shall pay all of the fees and expenses of such accounting firm.

          6.   Upon the determination pursuant to
paragraph 5 of this Section 3.C of the Final Closing Balance Sheet and Net Book Value as of the Closing Date, the Purchase Price shall be recalculated pursuant to the formula contained in paragraph 2 of this Section 3.C using the Net Book Value so determined pursuant to paragraph 5 as of the Closing Date in lieu of the Net Book Value used in the
Initial Adjustment as of the Calculation Date. If the Purchase Price as adjusted pursuant to this paragraph 6 (the "Final Adjustment") is greater than the Purchase Price as adjusted pursuant to the Initial Adjustment, the Buyer shall pay the amount of such excess to the Seller in cash and all of the Purchase Price Escrow Amount (as defined in the Escrow Agreement) shall be released to the Seller. If the Purchase Price as adjusted pursuant to the Final Adjustment is lower than the Purchase Price as adjusted pursuant to the Initial Adjustment and the amount of such difference is less than the Purchase
Price Escrow Amount, the Seller shall pay the amount of such difference to the Buyer by releasing the Purchase Price Escrow Amount to the extent sufficient to cover such payment and the balance of the Purchase Price Escrow Amount shall be released to the Seller. If the Purchase Price as adjusted pursuant to the Final Adjustment is lower than the
Purchase Price as adjusted pursuant to the Initial Adjustment and the amount of such difference is greater than the Purchase Price Escrow Amount, the Seller shall pay the amount of such difference to the Buyer by releasing all of the Purchase Price Escrow
Amount to the Buyer and by paying the balance of such difference in cash to the Buyer.
Any such payment and release of the Purchase Price Escrow Amount shall be made within ten
(10) days after the determination of the Final Adjustment pursuant to this paragraph 6.


          7.   For the purposes of preparing the
Opening Balance Sheet and the Final Closing Balance Sheet, the following accounts and all other Excluded Assets and Excluded Liabilities have been and will be excluded therefrom:

               (i)  cash;

               (ii) goodwill;

               (iii)     income or franchise taxes; and

               (iv) inter-company accounts.

          8.   For purposes of this Section 3.C,
the term "Net Book Value," with respect to any balance sheet of the Seller, shall mean the Purchased Assets less the Assumed Liabilities, in each case as set forth on such balance sheet, but in any case shall not include prepaid assets which relate solely to the prepayment of liabilities which are Excluded Liabilities.

          9.   Notwithstanding any other provision
of this Agreement, Buyer's sole and exclusive remedy in connection with any disagreement with the Final Closing Balance Sheet, Seller's Proposed Calculations or any certificate delivered by Seller pursuant to this Section 3.C shall be to invoke the dispute resolution mechanism set forth in paragraph 5 of this Section 3.C, and Buyer shall not be entitled to seek indemnification pursuant to Section 8 hereof in connection with any of the foregoing.

     D. Closing Date. The closing of this transaction shall take place on or before the later of the third business day following satisfaction or waiver of the conditions to closing set forth in Section 9 and October 31, 1996 (herein the "Closing or "Closing Date"), at which time the transfer of title to and possession of the
Purchased Assets shall occur and the payment of the Purchase Price as set forth in
Section 3.B shall occur. At the Closing, each of the parties hereto shall execute and deliver all consideration, instruments and documents reasonably required to carry out the terms and provisions of this Agreement. Possession of all of the Purchased Assets shall be delivered to Buyer by Seller immediately upon the Closing. The Closing shall take place in the offices of Bingham, Dana & Gould, LLP, 150 Federal Street, Boston,
Massachusetts at 10:00 a.m. local time on date referred to above or at an earlier date and time to be mutually agreed upon between the parties.

     E. Waiver of Bulk Transfer Provisions. Buyer hereby waives compliance with all provisions of the Bulk Sales Laws of Arizona, if applicable to the transactions herein contemplated, and in consideration of such waiver Seller agrees to indemnify Buyer against and hold it harmless from any and all loss, cost, damage, liability, deficiency or expense resulting from or arising out of such noncompliance to the extent not involving an Assumed Liability, provided that the provisions of Section 8.C hereof shall apply to this indemnity as if it were set forth therein.


4.   Representations and Warranties of Seller and Shareholders.

     In order to induce Buyer to enter into this Agreement and to consummate the transactions contemplated hereunder, Seller and Shareholders, jointly and severally, represent and warrant to Buyer, as follows:

     A. Title to Assets. Seller has, and will have on the Closing Date, good and marketable title to and legal right and power to convey all of the Purchased Assets being transferred hereby, free and clear of any and all mortgages, liens, pledges, security interests, privileges, charges, claims or encumbrances of every kind, nature and description (collectively, "Encumbrances") except as set forth on Schedule 4.A attached hereto (or as set forth on Schedule 2.A.2.h., which Encumbrances on Schedule 2.A.2.h.
will be removed on or prior to the Closing Date). Upon the consummation of the transactions contemplated hereby, Buyer will acquire (i) good title to the Purchased
Assets owned by Seller, free and clear of any Encumbrances and (ii) the right to use, and valid leasehold interest in, any of the Purchased Assets not owned by Seller, in each case subject to the liens, rights of others and lease agreements reflected on Schedule
4.A (the "Permitted Encumbrances").

     B. Organization and Qualification. Seller is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware with corporate power to own its properties and to carry on its business as it is now being conducted and Seller is duly qualified to transact business and is in good standing as a foreign corporation in the States of Arizona, California and Nevada.

     C. Power and Authority. Each of Seller and Shareholders has the corporate power to execute and deliver this Agreement, the Escrow Agreement, the Environmental
Escrow Agreement  and the other documents and instruments contemplated hereby
(the
"Transaction Documents") and to incur and perform its obligations hereunder and thereunder. The execution, delivery and performance of the Transaction Documents and the transactions contemplated hereby and thereby have been duly authorized by all necessary corporate action on the part of Seller and Shareholders, and each of the Transaction
Documents is the legal, valid and binding obligation of each of Seller and Shareholders, enforceable in accordance with its terms.

     D. Approvals and Consents; Noncontravention. The execution, delivery, and performance of the Transaction Documents by Seller and Shareholders and the consummation of the transactions contemplated hereby and thereby by Seller and Shareholders, will not
(i) violate any statute, regulation or ordinance of any governmental authority or require any filing with or authorization, consent or approval of any government or governmental agency, (ii) conflict with, result in the breach of, or constitute a violation or default under any of the provisions of the respective Articles of Incorporation or By Laws of
Seller and Shareholders or (iii) except as set forth on Schedule 4.K., conflict with or result in a breach of any material agreement, deed, contract, mortgage, indenture, writ, order, decree, contractual obligation or instrument to which Seller or Shareholders is a party or by which either of them or any of the Purchased Assets are or may be bound, or constitute a default (or an event which with the lapse of time or the giving of notice, or both, would constitute a default) thereunder, or result in the creation or imposition of any lien, charge or encumbrance, on or with respect to the Purchased
Assets.

     E. Tax Returns; Withholdings. Seller has filed all federal tax returns and all state and any foreign or local tax returns which are required to have been filed, and has paid all taxes and governmental charges shown thereon as due. All amounts required to be withheld by Seller from employees for income tax, social security contributions, unemployment tax and workers' compensation have been withheld and either (i) have been paid to the appropriate governmental agencies or (ii) will be paid by the Seller to the appropriate governmental agencies when due.

     F.   Compliance with Laws; Permits.  Except as set forth on Schedule
4.F.2, at
all times since December 19, 1990, Seller has complied in all material respects with all applicable laws and regulations of foreign, federal, state and local governments and all agencies thereof and all orders, judgments, injunctions, decrees or similar commands, in each case that affect the Business or the Purchased Assets, and no claims have been filed alleging a material violation of any such law, regulation, order, judgment, injunction or decree. Seller holds, and the Licenses and Permits listed on Schedule 4.F.1 constitute, all of the material permits, licenses, certificates and other authorizations of foreign, federal, state and local governmental agencies necessary to conduct the
Business as it is presently being conducted or required in connection with the ownership of the Purchased Assets. All such permits, licenses and certificates are in full force and effect, and Seller has not since January 1, 1995 received any notice of intent to revoke or not to renew any of such permits, licenses and certificates. True and complete copies of the Licenses and Permits listed on Schedule 4.F.1 have previously been delivered to Buyer.

     G. Litigation. There are no legal actions, suits, arbitrations or other legal, administrative or other governmental proceedings (i) pending against Seller, the
Business or the Purchased Assets, (ii) to Seller's knowledge, threatened against Seller, the Business or the Purchased Assets and (iii) affecting Seller, the Business or the
Purchased Assets (which in the case of this clause (iii) could reasonably be expected to have a material adverse effect on the Business or the ability of Seller to consummate the transactions contemplated hereby), in each case at law or in equity or by or before any governmental department, commission, board, agency, bureau, tribunal or instrumentality, except as shown on Schedule 4.G attached hereto.

     H. Financial Statements. Seller has delivered to Buyer copies of the unaudited financial statements of the Seller, as of December 31, 1995 ("Financial
Statements"). The Financial Statements (i) have been prepared from and are in accordance with the Seller's books and records and (ii) fairly present in all material respects the financial condition or results of operations of Seller as of the relevant dates thereof and for the periods covered thereby in accordance with generally accepted accounting principles and, to the extent consistent therewith, Seller's accounting practices, policies and procedures, applied on a consistent basis throughout the periods indicated.
The Opening Balance Sheet, attached hereto as Exhibit C, was prepared from the Financial
Statements in accordance with this Section 4.H to reflect the elimination of
(i) cash
balances, (ii) goodwill, (iii) accrued management and executive bonuses (except for a mutually agreed upon bonus accrual in the amount of $150,000 which is deemed to represent a "normalized" year-end bonus accrual), (iv) income and franchise taxes, (v) intercompany account balances and (vi) all other Excluded Assets and Excluded Liabilities.

     I. Absence of Undisclosed Liabilities. Except for the obligations or liabilities (i) disclosed or referred to in the Opening Balance Sheet, or (ii) incurred by Seller with respect to the Business in the ordinary course of business after the date of the Opening Balance Sheet and either discharged prior to the Closing or reflected or reserved against on the Final Closing Balance Sheet, there are no obligations or liabilities arising out of or relating to transactions or events with respect to the
Business entered into or occurring prior to the date hereof that would be required to be reserved against or disclosed in a balance sheet of Seller prepared in a manner consistent with the preparation of the Opening Balance Sheet.

     J.   Personnel.

          1.   Compensation.  Schedule 4.J.1
hereto sets forth a complete and accurate list of (a) each employee of the Seller and the rate and amount of the compensation payable to such employee for the fiscal year ended
December 31, 1995, and (b) the rate and amount of such compensation payable to each such employee through June 30, 1996. There have been no changes in such compensation since
June 30, 1996 except (i) increases granted in the ordinary course of business consistent with past practice and (ii) as indicated on Schedule 4.J.1 hereto. Except as listed in
Schedule 4.J.1 hereto, the Seller has no employment agreement, written or oral, with any currently active employee, including any agreement to provide any bonus or benefit to any such employee. Except as set forth on Schedule 4.J.1, since December 31, 1995, the
Seller has not made any pension, bonus or other payment, other than base salary, or become obligated to make any such payment, to any employee of the Seller. Except as set forth on Schedule 4.J.1, the Seller has no outstanding loans or advances to employees.

          2.   Employee Benefit Plans.

               (a)  Except as set forth on
Schedule 4.J.2 hereto, neither the Seller nor any trade or business (whether or not incorporated) that is a member of a group described in Section 414(b) or
Section 414(c)
of the United States Internal Revenue Code of 1986, as amended (the "Code"), of which the
Seller is a member (a "Related Entity") maintains or has any obligation to make contributions to any employee benefit plan within the meaning of Section 3(3) of the
United States Employee Retirement Income Security Act of 1974, as amended ("ERISA"), or any other retirement, profit sharing, deferred compensation, stock option, bonus, share appreciation right, severance, group or individual health, dental, medical, life insurance, survivor benefit or other benefit program for officers, employees, consultants or directors, current or former, of the Business. Each employee benefit plan (within the meaning of Section 3(3) of ERISA) set forth on Schedule 4.J.2 hereto, other than any such plan which is a multiemployer plan as defined at Section 3(37) or Section 4001(a)(3) (a
"Multiemployer Plan"), is hereinafter referred to as an "ERISA Plan", and each other plan, program or arrangement set forth on Schedule 4.J.2 hereto (other than any such plan, program or arrangement that is a Multiemployer Plan) is hereinafter referred to as a "Non-ERISA Plan". The Seller has heretofore delivered to the Buyer true, correct and complete copies of each ERISA Plan and of each Non-ERISA Plan and, with respect to any such Plan which is an Assumed Benefit Arrangement, copies of (i) any associated trust, custodial, insurance or service agreements, (ii) any annual report, actuarial report or disclosure materials (including any summary plan descriptions) submitted to any governmental agency or distributed to participants or beneficiaries thereunder in the current or any of the six (6) preceding calendar years and (iii) the most recently delivered IRS determination letter, and any other governmental advisory opinions or rulings applicable to such Plan. All ERISA Plans and Non-ERISA Plans which are Assumed
Benefit Arrangements have been maintained and operated in material compliance with all federal, state and local laws and regulations applicable to such plans, and the terms and conditions of the respective plan documents.

               (b)  Neither the Seller nor any Related
Entity has engaged in any transaction with or involving an Assumed Benefit Arrangement in connection with which it could be subject to either a civil penalty assessed pursuant to Section 502(i) of ERISA, or a tax imposed by Section 4975 of the Code or any tax or penalty under any federal, state or local laws applicable to any Non-ERISA Plan which is an Assumed Benefit Arrangement. Except as otherwise noted in Schedule 4.J.2 hereto, no
ERISA Plan is subject to Title IV of ERISA. Neither the Seller nor any Related Entity has incurred, or is expected to incur, any material liability to the United States
Pension Benefit Guaranty Corporation ("PBGC"), any Multiemployer Plan or to any other governmental authority, pension or retirement board, or other agency, under any federal, state or local law.

               (c)Full payment has been made of all amounts that the Seller or any Related
Entity is required, under the terms of each ERISA Plan, Non-ERISA Plan and Multiemployer
Plan which is an Assumed Benefit Arrangement, or pursuant to applicable federal, state or local law, to have paid as contributions to such ERISA Plan, Non-ERISA Plan or
Multiemployer Plan (as the case may be) as of the last day of the most recent fiscal year of such ERISA Plan, Non-ERISA Plan or Multiemployer Plan (as the case may be) ended prior to the date hereof, and no accumulated funding deficiency (as defined in Section 302 of
ERISA and Section 412 of the Code), whether or not waived, exists with respect to any
ERISA Plan.

               (d)Except as set forth on Schedule 4.J.2 hereto,

               (i)no action, suit, proceeding or investigation is pending or, to the knowledge of Seller, threatened against any Assumed Benefit Arrangement or the Seller concerning any Assumed Benefit Arrangement other than routine claims for benefits, or, to the knowledge of the Seller and the Shareholders, any fiduciary or service provider thereof and, to the knowledge of the Seller and the Shareholders, there is no basis for any such legal action or proceeding;

               (ii)no communication, report or disclosure has been made which, at the time made, did not accurately reflect the terms and operations of any Assumed Benefit
Arrangement;

               (iii)no Assumed Benefit Arrangement provides welfare benefits subsequent to termination of employment to employees or their beneficiaries (except to the extent required by applicable state insurance laws and Title I, Part 6 of ERISA and Section
4980B of the Code);

               (iv)no benefits due under any Assumed Benefit Arrangement have been forfeited subject to the possibility of reinstatement (which possibility would still exist on or after the Closing Date); and

               (v)the Seller has not undertaken to maintain any Assumed
Benefit
Arrangement for any period of time and each such Arrangement is terminable at the sole discretion of the sponsor thereof, subject only to such constraints as may be imposed by applicable law.

               (e)Effect of Transactions. The execution of this Agreement and the consummation of the transactions contemplated hereby will not result in any payment
(whether of severance pay or otherwise) becoming due from any ERISA Plan or Non-ERISA
Plan of the Seller to any current or former director, officer, consultant or employee of the Seller or result in the vesting, acceleration of payment or increases in the amount of any benefit payable to or in respect of any such current or former director, officer, consultant or employee.

     K. Contracts. Schedules 4.K and 2.A.2.h set forth a complete and accurate list of all contracts to which the Seller is a party or by which the Seller is bound or to which the Seller or any of the Purchased Assets is subject (the "Material Agreements"), except (a) contracts or purchase orders for goods and services entered into in the ordinary course of business which have a remaining term of less than one year and each of which does not require payments in the aggregate by any party thereto of more than $25,000, (b) contracts terminable by the Seller upon 30 days' notice or less without the payment of any termination fee or penalty, and (c) contracts listed in other
Schedules hereto. As used in this Section 4.K, the word "contract" means and includes every agreement or understanding of any kind, written or oral, which is legally enforceable by or against the Seller, and specifically includes (a) contracts and other agreements with any current or former officer, director, employee, consultant or shareholder or any partnership, corporation, joint venture or any other entity in which any such person has an interest; (b) agreements with any labor union or association with respect to the representation of any employee; (c) contracts and other agreements for the provision of services by the Seller; (d) bonds or other security agreements provided by any party in connection with the business of the Seller; (e) contracts and other agreements for the sale of any of the Seller's assets or properties other than in the ordinary course of business or for the grant to any person of any preferential rights to purchase any of the Seller's assets or properties; (f) joint venture agreements relating to the assets, properties or business of the Seller or by or to which it or any of its assets or properties are bound or subject; (g) contracts or other agreements under which the Seller agrees to indemnify any party, to share tax liability of any party, or to refrain from competing with any party; (h) any contracts or other agreements with regard to indebtedness for borrowed money; or (i) any other contract or other agreement whether or not made in the ordinary course of business. The Seller has delivered to the Buyer true, correct and complete copies of all Material Agreements, together with all modifications and supplements thereto. All of the Material Agreements are in full force and effect, and no breach or default by Seller or, to the knowledge of Seller, by any other party has occurred with respect thereto. Except as identified on
Schedule 4.K, no
approval or consent of any person is needed in order that the Material Agreements continue in full force and effect following the assignment of such contracts to the Buyer pursuant to this Agreement.

     L. Employment. Except as listed in Schedule 4.L hereto, Seller has complied in all material respects with all applicable laws relating to the employment of labor, including provisions thereof relating to wages, hours, equal opportunity, collective bargaining and immigration or citizenship status, with respect to any employees of the
Business. In the last five (5) years, Seller has experienced no strikes. None of the employees of the Sellers are covered by any collective bargaining agreement, and no collective bargaining agreement is currently being negotiated by the Seller.

     M. Intellectual Property Rights. Schedule 1.A.3 hereto sets forth a complete and accurate list of all of the Seller's pending and issued copyright registrations, U.S.
and foreign patents and patent applications, trade names, trademarks, service marks, trademark registrations, trademark applications, and all written agreements under which the Seller licenses Intellectual Property Rights (other than software licenses in the licensor's standard form). Seller owns or has a valid right or license to use all of the
Intellectual Property Rights which are necessary for the conduct of, or are used in, the
Business as the Business is presently being conducted and such rights and interests are either (i) freely transferable to Buyer in the transaction contemplated by this Agreement or (ii) will be licensed and made available for use by Buyer from and after the Closing
Date without cost. Seller has no knowledge and has received no notice to the effect that any service or products that it provides or sells, or any process, method, part or material it employs in the Business, infringes on any trademark, trade name, copyright or patent or is in conflict with any asserted right of another. There is no pending or, to the knowledge of Seller, threatened, claim or litigation against Seller contesting its right to use any of the Intellectual Property Rights being transferred or licensed to
Buyer, or asserting its misuse of any thereof, which would deprive Buyer of its right to assert its rights thereunder or which would prevent the sale of any service or product produced, provided or sold by Buyer utilizing the Intellectual Property Rights to be transferred to Buyer.

     N.   Environmental Matters.

          1.   Definitions.  As used in this
Agreement:

               (a)"Hazardous Materials" means (a) any and all hazardous substances, pollutants, and contaminants (as defined by the Comprehensive Environmental Response,
Compensation and Liability Act of 1980, as amended ("CERCLA")), hazardous wastes (as defined by the Resource Conservation and Recovery Act ("RCRA")); hazardous materials (as defined by the Hazardous Materials Transportation Act); toxic substances (as defined by the Toxic Substances Control Act ("TSCA")); toxic chemicals or extremely hazardous substances (as defined by the Emergency Planning and Community Right-To-Know
Act);
hazardous air pollutants (as defined by the Clean Air Act); hazardous substances (as defined by the Clean Water Act); (b) petroleum or petroleum products; polychlorinated biphenyls ("PCBs"); asbestos-containing materials; and (c) any other toxics, chemicals, wastes, substances, or materials which are regulated under any of the Environmental Laws
(as defined herein);

               (b)"Environmental Laws" means all applicable federal, state, local and foreign laws, rules, regulations, codes, ordinances, orders, decrees, permits, licenses and judgments in effect as of the date of this Agreement and relating to the environment and/or the use, generation, storage, disposal, treatment, transportation, recycling, sale or release of Hazardous Materials, including, without limitation, CERCLA, RCRA, the Clean
Water Act, the Clean Air Act and TSCA;

               (c)"Environmental Matters" means matters relating to pollution, contamination or protection of the environment, release or disposal of Hazardous
Materials, compliance with Environmental Laws (including, without limitation, matters relating to any "Environmental Costs" (as defined herein)) or to any releases or threatened releases of Hazardous Materials into the air, surface water, groundwater or soil, or resulting from the generation, use, storage, treatment, recycling, transportation, disposal or sale of Hazardous Materials); and

               (d)"Environmental Costs" means any cleanup costs, remediation, removal, or other response or site rehabilitation costs (including, without limitation, costs to bring the Business into compliance with all applicable Environmental Laws), investigation costs (including, without limitation, the reasonable fees and costs of consultants, legal counsel and other experts in connection with any environmental investigation, testing, audits, assessments or studies), losses, liabilities, obligations, payments, damages
(including, without limitation, any actual, punitive or consequential damages
(a) to
third parties (including employees) for personal injury or damage to property, or (b) to natural resources, fines, penalties, judgments, and amounts paid in settlement arising out of or resulting from any Environmental Matter.

          2.   Environmental Representations and
Warranties of Seller and Shareholders. Except as disclosed in Schedule 4.N hereto:

               (a)all material permits, approvals, authorizations, licenses, certificates of authorization, registrations or other consents required under all applicable
Environmental Laws for the operation of the Business and the occupancy of the properties listed on Schedule 2.A.1.a hereto (the "Environmental Permits") have been obtained or applied for, and there are no pending or, to the knowledge of Seller and Shareholders, threatened actions to modify, restrict, rescind or challenge any Environmental Permit;

               (b)there are no material violations of any Environmental Permit at any of the properties listed on Schedule 2.A.1.a hereof;

               (c)Seller has not received any notice in writing (i) of the violation of any Environmental Laws by Seller in connection with the operation of the Business at any of the properties listed on Schedule 2.A.1.a hereof or (ii) of any pending or threatened legal action against Seller in connection with the operation of the Business at any of the properties listed on Schedule 2.A.1.a hereof under the authority of any Environmental
Law or related to the release of or exposure to any Hazardous Material;

               (d)since December 19, 1990, no amounts of Hazardous Materials were disposed of by Seller prior to the Closing Date in, on, under, above or around the properties listed on Schedule 2.A.1.a, except in accordance with all applicable Environmental Laws;

               (e)the processes and activities of Seller are in substantial compliance with all applicable Environmental Laws and regulations;

               (f)there are no underground storage tanks on, at or below any of the real property listed on Schedule 2.A.1.a hereof; and

               (g)since December 19, 1990, there have been no releases (i.e. no past or present releasing, spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, disposing or dumping) or threatened releases of Hazardous Materials on, upon, into or from any real property listed on Schedule 2.A.1.a hereto except in accordance with all applicable Environmental Laws.

     O. Absence of Certain Changes. Except as set forth on Schedule 4.O, since
December 31, 1995 the Seller has carried on the Business only in the ordinary course, and there has not been (a) any change in the assets, liabilities, sales, income or business of the Seller or in its relationships with suppliers, customers or lessors, other than changes which have not been, either in any case or in the aggregate, materially adverse;
(b) any acquisition or disposition by the Seller of any asset or property with a value in excess of $25,000 other than in the ordinary course of business; (c) any damage, destruction or loss, whether or not covered by insurance, materially and adversely affecting, either in any case or in the aggregate, the property or business of the Seller;
(d) any declaration, setting aside or payment of any dividend or any other distributions in respect of the Seller's capital stock; (e) any increase in the compensation, pension or other benefits payable or to become payable by the Seller to any of its officers or employees, or any bonus payments or arrangements made to or with any of them (other than pursuant to the terms of any existing written agreement or plan of which the Buyer has been supplied complete and correct copies of); (f) any forgiveness or cancellation of any debt or claim by the Seller or any waiver of any right of material value other than compromises of accounts receivable in the ordinary course of business and other than debts or claims forgiven or canceled by the Seller in an aggregate amount less than $25,000;
(g) any entry by the Seller into any material transaction, or any incurrence by the Seller of any material obligations or liabilities, whether absolute, accrued, contingent or otherwise (including, without limitation, liabilities as guarantor or otherwise with respect to obligations of others), other than, in each case, in the ordinary course of business; or (h) any discharge or satisfaction by the Seller of any lien or encumbrance or payment by the Seller of any obligation or liability (fixed or contingent) other than
(A) current liabilities included in the Opening Balance Sheet, (B) current liabilities incurred since the date of the Opening Balance Sheet in the ordinary course of business and (C) any other obligations or liabilities of the Seller which in the aggregate do not exceed $25,000.

     P. Real Property Leases. Schedule 2.A.1.a hereto lists all leases pursuant to which the Seller holds any real property for use in the Business. Complete and accurate copies of the Real Property Leases have been delivered to the Buyer. Neither the
Seller nor the Shareholders has received any notice that either the whole or any portion of the Leased Real Property is to be condemned, requisitioned or otherwise taken by public authority. Neither the Seller nor the Shareholders has any knowledge of any public improvements which may result in special assessments against or otherwise affect the
Leased Real Property. Each of the Real Property Leases is valid and subsisting and, upon receipt of any consents required in connection with the transfer of such leases as contemplated hereby, no event or condition exists which constitutes, or after notice or lapse of time or both would constitute, a default thereunder by the Seller, or to the knowledge of Seller and Shareholders, by any other party thereto. The leasehold interests of the Seller with respect to any Real Estate Lease are subject to no Encumbrances.

     Q. Purchased Assets Complete. The Purchased Assets, together with the Excluded Assets, constitute substantially all of the assets used by the Seller in the
conduct of the Business as currently conducted by the Seller.   Without
limiting the
foregoing, the Computer Hardware and Software constitute all computer hardware and software used in the Business.

     R. Accounts Receivable. All Closing Date Receivables represent sales made in the ordinary course of business and are valid obligations owing to the Seller.


     S. Real Property. Schedule 2.a.1.n hereto lists all real property owned by the Seller. No lease or sublease to any other person is in effect with respect to the
Real Property. The Real Property and the operation thereof conforms to the requirements of all restrictive covenants or other encumbrances affecting all or any part of the Real
Property. There are no actual, pending or to Seller's knowledge threatened condemnation proceedings which could result in a lis pendens or other lien or encumbrance on the Real
Property. All utilities required to operate the Real Property have been connected and are currently serving such Real Property. The Real Property is not located in a flood hazard zone. The Seller has no knowledge of any public improvement that may result in special assessments against or otherwise affect any of the Real Property.

     T. Potential Conflicts of Interest. Except as set forth on Schedule 4.T, no officer, director or stockholder of the Seller (a) to the knowledge of Seller, owns, directly or indirectly, any interest in (excepting not more than 1% stock holdings for investment purposes in securities of publicly held and traded companies) or is an officer, director, employee or consultant of any Person which is a competitor, lessor, lessee, customer or supplier of the Seller; (b) owns, directly or indirectly, in whole or in part, any tangible or intangible property which the Seller is using or the use of which is necessary for the business of the Seller; or (c) has any cause of action or other claim whatsoever against, or owes any amount to, the Seller, except for claims in the ordinary course of business, such as for accrued vacation pay, accrued benefits under employee benefit plans and similar matters and agreements.

     U. Disclosure. No representation or warranty by the Seller or any of the
Shareholders in this Agreement or in any exhibit, schedule, written statement, certificate or other document delivered or to be delivered to the Buyer pursuant hereto or in connection with the consummation of the transactions contemplated hereby contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact required to be stated therein or necessary to make the statements contained therein not misleading.

     V. Equipment. Schedule 4.V hereto sets forth a complete and accurate list of all items of Equipment with a value in excess of $10,000 which are used by the Seller in the conduct of the Business as currently conducted by the Seller. All of such items of
Equipment are located at the locations listed in Schedule 1.A.2., except as noted on such
Schedule. The Personal Property Leases listed on Schedule 2.A.1.a hereto include all leases by the Seller of any item of personal property used in the Business which require payments in excess of $5,000 per annum.


5.   Representations and Warranties of Buyer.

     In order to induce Seller and Shareholders to enter into this Agreement and to consummate the transactions contemplated hereunder, Buyer represents and warrants to
Seller and Shareholders as follows:

     A. Organization and Qualification. Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware with corporate power to own its properties and to carry on its business as presently conducted.

     B. Power and Authority. Buyer has the corporate power to execute and deliver the Transaction Documents to which it is a party and to incur and perform its obligations hereunder and thereunder. The execution and delivery of the Transaction Documents to which the Buyer is a party and the transactions contemplated hereby and thereby have been duly authorized by all necessary corporate action on the part of Buyer, and each of the
Transaction Documents to which the Buyer is a party is a legal, valid and binding obligation of Buyer enforceable in accordance with terms.

     C. Approvals and Consents; Noncontravention. The execution, delivery, and performance by Buyer of the Transaction Documents to which it is a party and the consummation of the transactions contemplated hereby and thereby, will not (i) violate any statute, regulation or ordinance of any governmental authority or require any filing with or authorization, consent or approval of any government or governmental agency, (ii) conflict with, result in the breach of, or constitute a violation or default under any of the provisions of the Certificate of Incorporation or By Laws of Buyer, (iii) conflict with or result in a breach of any material agreement, deed, contract, mortgage, indenture, writ, order, decree, contractual obligation or instrument to which Buyer is a party or by which it or any of its assets are or may be bound, or constitute a default (or an event which, with the lapse of time or the giving of notice, or both, would constitute a default) thereunder.

6.   Covenants.

     A. Publicity. Buyer, Seller and Shareholders shall consult with each other before issuing any press release or other public announcement concerning the transactions contemplated by this Agreement and, except as may be required by applicable law or any listing agreement with or regulation or rule of any listing agreement with or regulation or rule of any stock exchange on which securities of Seller, Buyer or Shareholders are listed or traded, will not issue any such press release or announcement prior to such consultation. If Buyer, Seller or Shareholders is so required to issue such press release or announcement it shall use its best efforts to inform the other party hereto prior to issuing such press release.

     B.   Retention of and Access to Books and Records.  For a period of seven
(7)
years after the Closing Date, the parties shall retain books or records relating to the
Business, and any party, wishing to dispose or destroy books or records, shall provide not less than thirty (30) days prior written notice to the other party of such proposed action. If the recipient of such notice desires to obtain any of such documents, it may do so by notifying the other party in writing at any time prior to the scheduled date for such destruction or disposal. Such notice must specify the documents which the requesting party wishes to obtain. The parties shall then promptly arrange for the delivery of such documents. All out-of-pocket costs associated with the delivery of the requested documents shall be paid by the requesting party. Buyer shall, subject to such reasonable limitations as may be necessary to protect proprietary information, at the expense of
Seller, and on reasonable prior notice to Buyer, (a) afford Shareholders and Seller, and their counsel, accountants, consultants and other representatives reasonable access during normal business hours at the business locations of the Purchased Assets to examine and copy the books, tax returns, records and files of Seller which relate to periods prior to the Closing Date, and (b) cooperate with reasonable requests of Shareholders and Seller with respect to gathering information contained therein which may be necessary to respond to inquiries or requests made by any governmental authority or courts which relate to any tax returns or other documents filed by or on behalf of Shareholders and Seller prior to or relating to the periods prior to the Closing Date. Seller shall, at Buyer's sole expense, during normal business hours, afford Buyer and its agents reasonable access to and the opportunity to review and make copies of, all canceled checks of Seller relating to the Business in connection with any reasonable request of Buyer.

     C. HSR Act. Within ten days after the date of determination of the Environmental Escrow Amount, Buyer shall (or shall cause its ultimate parent entity to) and Shareholder shall each file a notification of the acquisition contemplated hereby with the Antitrust Division of the Department of Justice and the Bureau of Competition of the
Federal Trade Commission pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of
1976 (the "HSR Act"). Each party filing such notification shall advise the other promptly upon receiving any request for additional information or other communication with respect to such filing from the Antitrust Division of the Department of Justice or the Bureau of
Competition of the Federal Trade Commission and shall use its reasonable commercial efforts to provide the information requested and otherwise respond to such request or communication.

     D.   Covenants of Seller and Shareholders.

          1.   401(k) Plan.  Effective as of the
Closing Date, Seller's obligation to make contributions to (other than contributions attributable to the periods ending on or prior to the Closing Date but payable thereafter), the Publicker Industries Inc. 401(k) Plan (the "Publicker 401(k) Plan") shall cease, and the employees of the Business shall cease to accrue benefits under the
Publicker 401(k) Plan. As soon as practicable thereafter, Seller shall (i) pay to the trustee of the Publicker 401(k) Plan all employee and employer contributions attributable to periods ending on or prior to the Closing Date, (ii) cause such amounts to be allocated to participant accounts and (iii) cause the trustee of the Publicker 401(k) Plan to transfer to the trust established within 75 days after Closing pursuant to, or the annuity contract purchased in connection with, Buyer's 401(k) Plan in accordance with
Section 414(1) of the Code an amount in cash equal to the aggregate account balances
(vested or unvested) under the Publicker 401(k) Plan of those Hired Employees employed by
Buyer as of the date of transfer. Such account balances shall be determined as of the
Closing Date but shall be reduced by any benefit or withdrawal payments made to such Hired
Employees to the date of transfer, be adjusted by the contributions heretofore described and by any gains or losses properly allocable to each such account from the Closing Date to the date of transfer.

          Notwithstanding the foregoing, if any Hired Employee has an outstanding loan from the Publicker 401(k) Plan as of the date of the transfer, the promissory note representing the same and any and all ancillary and related documents shall be assigned to Buyer's 401(k) Plan in lieu of cash in the amount then due under such loan. Pending the transfer described here, or the termination of the Hired Employee's employment with
Buyer if earlier, Buyer shall withhold from the Hired Employee's pay and remit to the
Publicker 401(k) Plan any required repayment of an outstanding loan from such Plan as and when due under the terms of such loan and Buyer and Seller shall otherwise cooperate as reasonably necessary to avoid a deemed distribution of such outstanding loan.

          Buyer's 401(k) Plan shall credit each Hired Employee whose account is transferred to such Plan with service for purposes of participation and vesting equal to that credited to such Hired Employee under the Publicker 401(k) Plan as of the Closing
Date. Such service shall be determined solely from data reflected on a schedule to be prepared by the Shareholder and furnished to the Buyer as soon as practicable after the
Closing Date.

          Seller and Shareholders hereby represent and warrant that the Publicker
401(k) Plan has determined by the Internal Revenue Service (the "IRS") to constitute a qualified plan under 401(a) of the Code, that nothing has occurred since the date of the last such determination which could reasonably be expected to result in a revocation of such determination, and that to the knowledge of Seller and Shareholders, the Publicker
401(k) Plan has been at all relevant times been maintained and operated in material compliance with applicable law, including the Code.

          Buyer hereby represents and warrants that Buyer's 401(k) Plan will be a newly established plan and either (i) will be a prototype plan that is the subject of an outstanding favorable opinion as to its form under 401(a) of the Code or (ii) that Buyer will submit such Plan promptly following its adoption to the IRS for a determination as to its initial qualification under 401(a) of the Code and make such amendments thereto as the Internal Revenue Service may request to secure such determination.

          1A.Welfare Plans. Effective as of the Closing Date, the Hired Employees shall cease to be covered under any employee welfare benefit plans maintained by
Shareholder, and except as those plans may otherwise provide, Shareholder shall have no obligation to make premium or other payments on behalf of the Hired Employees in respect of periods after such date. Buyer shall assume the plans listed on Schedule 2.A.1.m. as of the Closing Date, and Shareholder and Seller shall have no responsibility, liability or obligations as to such plans in respect of periods after such date.

          2.   Protection of Confidential
Information. Each of Seller and Shareholders hereby agree, for a period of five (5) years after the Closing Date to safeguard against disclosure to third parties all Trade Secrets transferred to Buyer hereunder, by using reasonable secrecy measures and not less than the same degree of care as for its own similar proprietary information.

          3.   Solicitation of Employees.  For a
period of five (5) years after the Closing Date, each of Seller and Shareholders shall not, without Buyer's prior written consent, directly or indirectly solicit any person known to Seller to be an employee of Buyer nor shall Seller or Shareholders encourage any such employee to terminate his or her employment with Buyer.

          4.   Intellectual Property.  To the
extent Seller fails to transfer any Intellectual Property Rights or to make available any which are currently used in the operation of the Business as it is presently conducted,
Seller shall take all commercially reasonable actions required to effect or assist such transfer so as to confer upon Buyer those benefits held by Seller which attend a use of such Intellectual Property Rights in connection with the Business.

          5.   Name.  As of the Closing, Seller
shall amend its articles of incorporation to change its name to a name not similar to
"Masterview Window Company, Inc."

          6.   Non-Competition.  Each of the
Seller and the Shareholders agrees that for a period commencing on the Closing Date and continuing through the fifth anniversary of the Closing Date, the Seller and the
Shareholders will not engage in the Designated Industry anywhere in the world, alone or as a shareholder, partner or consultant of any other business organization; provided, that the foregoing restriction shall not prevent the Seller or Shareholders from
(i) owning ten
percent (10%) or less of the equity securities of any publicly traded company engaged in the Designated Industry or (ii) acquiring and operating any entity which derives less than ten percent (10%) of its gross revenues from the Designated Industry. The term
"Designated Industry" means the business of the manufacture, distribution or sale of windows and doors.

          7.   Maintenance of Business Prior to
Closing. From the date hereof through the Closing, Seller shall continue to carry on the
Business in the ordinary course and in accordance with past practice. Without limiting the foregoing, (i) the Seller will maintain the Purchased Assets in good operating condition and repair, ordinary wear and tear excepted, (ii) the Seller will not grant any general or uniform increase in the rates of pay of employees of the Seller or in the benefits under any bonus or pension plan or other contract for or with any such employees,
(iii) the Seller will not declare or pay any dividends on or make any distribution in respect of any shares of its capital stock, or issue, purchase, redeem or acquire for value any shares of its capital stock, (iv) the Seller will not enter into any material contract or commitment or engage in any material transaction not in the usual and ordinary course of business and consistent with the business practices of the Seller,
(v) the
Seller shall not purchase or sell or otherwise dispose of any capital asset with a market value in excess of $5,000 or of capital assets with market value aggregating in excess of
$10,000 and in no event shall purchase, sell or otherwise dispose of any capital asset other than in the ordinary course of business, (vi) the Seller shall use its reasonable commercial efforts to preserve its business organization intact, to keep available to
Buyer the present key officers and employees of Seller and to preserve for Buyer the present relationships of the Seller's suppliers and customers and others having business relations with Seller, (vii) the Seller shall not do any act or omit to do any act which will cause a material breach of any contract, commitment or obligation of Seller, (viii) the Seller shall comply in all material respects with all laws, regulations and orders applicable to the Seller or the Purchased Assets, and (ix) the Seller will promptly advise the Buyer of any material adverse change in the condition of any of the Purchased Assets or the Business.

     E.   Covenants of Buyer.

          1.   Employment.  As of the Closing, the
Buyer will hire all employees of the Business at substantially the same level of compensation and benefits as provided by the Seller immediately prior to the Closing
(except (i) with respect to Fred Bengtson who will enter into a separate written employment agreement with the Buyer and (ii) the Buyer's 401(k) Plan will be established after the Closing in accordance with the terms of this Agreement) to continue working in their present capacities with the Business (all such employees including Mr. Bengtson being referred to herein as the "Hired Employees"); provided, however, that nothing contained in this Section 6.D.1 shall (x) require that Buyer continue to employ any employee after the Closing Date or (y) restrict the Buyer's ability to change the level of compensation and benefits provided to any Hired Employee after the Closing Date. Any obligations under the Worker Adjustment and Retraining Notification Act ("WARN") attributable to the failure of Buyer to employ or continue to employ all such persons are hereby assumed by Buyer. The Seller shall be responsible for the severance or displacement pay, if any, due for any Hired Employee if any severance or displacement pay is due to such Hired Employee as a consequence of his termination by Seller even though such employee is hired by the Buyer on the Closing Date and the Buyer shall be responsible for the severance or displacement pay, if any, due to any Hired Employee subsequently terminated by the Buyer, with any such obligations to be determined by the terms of the severance or displacement pay arrangements maintained by the Seller and the Buyer, respectively.

     F. Environmental Matters. The Seller and the Shareholders have agreed to retain Geraghty & Miller, Inc. to conduct a Phase II investigation of the Seller's Real
Property located at 3065 South 43rd Avenue, Phoenix, Arizona (the "Site"), in accordance with the terms of (i) the proposal letter dated July 25, 1996 from Geraghty & Miller to
Patton Boggs, L.L.P. and (ii) the addendum thereto prepared by Geraghty & Miller dated
August 16, 1996, ((i) and (ii) being collectively referred to herein as the "Initial
Proposal"), and to prepare a report (the "Phase II Report") and setting forth the results of such investigation. Upon completion of the Phase II Report, Geraghty & Miller, Inc.
will prepare a report (the "Remediation Proposal") summarizing the estimated costs of remediation of the Site in accordance with the Initial Proposal. The Buyer's consultants,
Roux Associates, Inc., shall be given the opportunity to review the Phase II Report and the Remediation Proposal, including without limitation, the determination of remediation expenses. If the Buyer's consultants disagree with the determination of the remediation expenses by the Seller's consultants, the Buyer shall give written notice thereof to
Seller, stating specifically its disagreement with the determination of the remediation expenses by Seller's consultants and providing the estimate of remediation expenses proposed by its consultants, together with documentary support for such estimate. The
Seller and the Buyer shall then select a third consultant to resolve the determination of the remediation expenses for the Site, provided, that, in any event the determination of remediation expenses made by the third consultant shall be within the range of estimates provided by the Seller's consultant and the Buyer's consultant. The remediation expenses for the Site shall include the actual costs of remediation together with all costs of reconfiguring and reconstructing the physical facilities located on the Site to the extent necessary to continue the operations of the Business during the remediation period and to restore the physical facilities to their original condition following completion of the remediation. Upon determination of the amount of such remediation expenses (whether by agreement by the Buyer and Seller or by the third consultant) (the "Remediation
Expenses"), the lesser of $500,000 and the Remediation Expenses (such amount, the
"Environmental Escrow Amount") shall be deducted from the Purchase Price and placed in escrow pursuant to the Environmental Escrow Agreement, as provided in Section 3.B hereof.
The Seller agrees that it shall diligently pursue and complete, at its own expense, the remediation of the Site in accordance with the Remediation Proposal as finally determined by agreement of the Buyer and Seller or by the third consultant. The Remediation Expenses incurred by the Seller in connection with such remediation activities shall be submitted to the escrow agent in accordance with the Environmental Escrow Agreement and paid to the
Seller from the Environmental Escrow Amount as provided in the Environmental Escrow
Agreement.

7.   WARRANTY CLAIMS.

     The Buyer hereby agrees that it will service any Excluded Warranty Claims after the Closing Date, provided, that (i) with respect to Excluded Warranty Claims up to an aggregate of $50,000 in Excluded Warranty Claims, the Seller shall pay to the Buyer an amount equal to 100% of the out-of-pocket costs incurred by the Buyer in connection with the servicing of such Excluded Warranty Claims, and (ii) with respect to Excluded
Warranty Claims (or any portion of an Excluded Warranty Claim) thereafter, the Seller shall pay to the Buyer an amount equal to 130% of the out-of-pocket costs incurred by the
Buyer in connection with the servicing of such Excluded Warranty Claims. The Buyer shall give Seller written notice prior to servicing any Excluded Warranty Claim. Promptly following the end of each calendar month, the Buyer shall furnish to the Seller a statement with reasonable specificity of all servicing costs incurred by the Buyer with respect to any Excluded Warranty Claims during the previous calendar month and the Seller shall pay to Buyer the appropriate amount in accordance with the first sentence of this
Section 7 within 15 days after receipt of such statement. If at any time, the Seller shall fail to timely pay to the Buyer any amounts required to be paid to the Buyer pursuant to this Section 7, and such failure remains uncured within 10 days after written notice from the Buyer to the Seller, the Buyer shall have no further obligation to service any Excluded Warranty Claims. This Section 7 shall terminate and be of no further force or effect on the first anniversary of the Closing Date.

8.   Indemnification.

     The indemnification provided by this Section 8 shall be the exclusive remedy for any breach of, or failure to perform, any representations, warranties, covenants or agreements set forth in this Agreement or any Schedule or Exhibit hereto.

     A. Seller's and Shareholders' Indemnity. Seller and Shareholders, jointly and severally, shall indemnify, defend and hold Buyer harmless from, against and in respect of any and all claims, expenses, liabilities, damages, losses, costs, government proceedings, causes of action, demands, judgments (including, without limitation, reasonable attorneys fees) (collectively, the "Claims") to the extent suffered or incurred by Buyer by reason of any of the following:

          1.   Seller's failure to pay, discharge
or perform any of its liabilities or obligations other than the Assumed Liabilities, but including, without limitation, the Excluded Liabilities;

          2.   any violations of any Environmental
Law resulting from the operation of the Business or occupancy of the property listed in
Schedule 1.A.2 hereto after December 19, 1990 and through the Closing Date;

          3.   any breach of, or failure by Seller
or Shareholders to perform, any of its representations, warranties, covenants or agreements set forth in this Agreement or any Schedule or Exhibit hereto; and

          4.   the presence on the property listed
on Schedule 1.A.2 of any Hazardous Materials including contamination of ground water, surface water, air or soils on, over, under or around said property or on, over, under or around adjacent property prior to the Closing Date.

     B. Buyer's Indemnity. Buyer shall indemnify defend and hold Seller and Shareholders harmless from, against and in respect of any and all claims, expenses, liabilities, damages, losses, costs, government proceedings, causes of action, demands, and judgments (including, without limitation, reasonable attorney's fees) (collectively, the "Claims") to the extent suffered or incurred by Seller or Shareholders by reason of any of the following:

          1.   any claim or cause of action by any
party arising from Buyer's failure to pay, discharge or perform any of the Assumed
Liabilities;

          2.   any claim or cause of action by any
party arising from Buyer's operation of the Business and use of the Purchased Assets after the Closing, other than a claim or cause of action which is subject to indemnification pursuant to Section 8.A hereof;

          3.   any violations of any Environmental
Law resulting from the operation of the Business or occupancy of the property listed in
Schedule 1.A.2 hereto subsequent to the Closing Date other than a violation which is subject to indemnification pursuant to Section 8.A hereof; and

          4.   any breach of, or failure by Buyer
to perform, any of its representations, warranties, covenants or agreements set forth in this Agreement or any Schedule or Exhibit hereto.

     C. Indemnity Procedure. Subject to the time limitations and amounts set forth in Section 8.D below, the Buyer, Seller and Shareholders shall each follow the following procedures, as the case may be:

          1.   Notice.  Any party seeking
indemnification hereunder (the "Indemnified Party") shall promptly notify the other party hereto (the "Indemnifying Party") of any action, suit, proceeding, demand or breach (a
"Claim") with respect to which the Indemnified Party claims indemnification hereunder, provided that failure of the Indemnified Party to give such notice shall not relieve the
Indemnifying Party of its obligations under this Section 8 except to the extent, if at all, that such Indemnifying Party shall have been prejudiced thereby.

          2.   Third Party Claims.  If such Claim
relates to any action, suit, proceeding or demand instituted against the Indemnified Party by a third party (a "Third Party Claim"), the Indemnifying Party shall be entitled to participate in the defense of such Third Party Claim after receipt of notice of such claim from the Indemnified Party. Within thirty (30) days after receipt of notice of a particular matter from the Indemnified Party, the Indemnifying Party may assume the defense of such Third Party Claim, in which case the Indemnifying Party shall have the authority to negotiate, compromise and settle such Third Party Claim, if and only if the following conditions are satisfied:

               (i)the Indemnifying Party shall have confirmed in writing that it is obligated hereunder to indemnify the Indemnified Party with respect to such Third Party
Claim; and

               (ii)the Indemnified Party shall not have given the Indemnifying Party written notice that it has determined, in the exercise of its reasonable discretion, that a conflict of interest make separate representation by the Indemnified Party's own counsel advisable.

     The Indemnified Party shall retain the right to employ its own counsel and to participate in the defense of any Third Party Claim, the defense of which has been assumed by the Indemnifying Party pursuant hereto, but the Indemnified Party shall bear and shall be solely responsible for its own costs and expenses in connection with such participation. Each of the parties hereto shall cooperate with each other in the defense of any Third Party Claim by the other party hereto. Each of the parties shall make available to the other party reasonable access to books and records relating to the Third
Party Claim and shall make available such party's personnel to the extent reasonably necessary in connection with the defense of such Third Party Claim.

          3.   Method and Manner of Paying Claims.
In the event of any claims under this Section 8, the claimant shall advise the party or parties who are required to provide indemnification therefor in writing of the amount and circumstances surrounding such claim. With respect to liquidated claims, if within thirty days the other party has not contested such claim in writing, the other party will pay the full amount thereof within ten days after the expiration of such period; provided that payment of any amount required to be paid by the Seller or the Shareholders to the Buyer under this Section 8 shall be made from the Escrowed Funds in accordance with the provisions of the Escrow Agreement. Any amount owed by an Indemnifying Party hereunder with respect to any Claim may be set-off by the Indemnified Party against any amounts owed by the Indemnified Party to any Indemnifying Party.

     D.   Limitations of Indemnities.

          1.   Notwithstanding the provisions of
Sections 8.A, 8.B and 8.C hereof, no payment shall be made by an indemnifying party to an indemnified party based upon any claim of an indemnified party under this
Section 8 until
the amount of all such claims (after deducting insurance proceeds and third party recoveries paid to or for the benefit of the indemnified party) shall total, in the aggregate of one hundred thousand dollars ($100,000) (the "Minimum Damages") for any liabilities (excluding tax liabilities, the Excluded Liabilities and claims related to a breach of the representation made in Section 4.A (collectively, the "Unlimited Claims"), each of which shall be fully reimbursed), in which event only the amount of such claims of the indemnified party in excess of the Minimum Damages (after deducting any insurance proceeds and third party recoveries paid to or for the benefit of the indemnified party) shall be subject to indemnification in accordance with the terms of Sections 8.A, 8.B and
8.C hereof. Notwithstanding the provisions of Sections 8.A, 8.B and 8.C hereof, the maximum liability of the Shareholders and the Seller (in the aggregate) or of the Buyer under this Section 8 (other than with respect to Unlimited Claims) shall be limited to two million five hundred thousand dollars ($2,500,000).

          2.   The parties' respective obligations
to indemnify each other under Sections 8.A, 8.B and 8.C hereof shall expire on the following anniversaries of the Closing Date:

          (a)  the seventh (7th) anniversary, with
respect to all tax claims and all claims involving Environmental Matters; and

          (b)  the second anniversary, with
respect to all other matters.

     E. Remedies. The indemnification provisions set forth in this Section 8 shall be Seller's and Buyer's sole and exclusive remedy against each other and Shareholders for any breach or misrepresentation of any covenant or representation made herein, provided that, Seller and Buyer shall retain all remedies at law or in equity in the event of any willful fraud committed by the other party hereto in connection with the terms of this
Agreement.


9.   Closing Conditions.

     A. Conditions to Seller's Obligations. The obligations of Seller to consummate the transactions provided for herein are subject, in the discretion of Seller, to the satisfaction, on or prior to the Closing Date, of each of the following conditions;
provided that Seller shall have the right to waive any such condition, and the parties hereto agree that the Closing of this Agreement constitutes a waiver by Seller of any such condition and of any claim or right relating to the subject matter of any such condition:

          1.   Representations, Warranties and
Covenants. All representations and warranties of Buyer contained in this Agreement shall be true and correct in all material respects at and as of the Closing Date, except as and to the extent that the facts and conditions upon which such representations and warranties are based are expressly required or permitted to be changed by the terms hereof, and Buyer shall have performed all agreements and covenants required hereby to be performed by it prior to or at the Closing Date.

          2.   Consents.  All material consents,
approvals and waivers from governmental authorities (including expiration or termination of the waiting period under the HSR Act) and other parties necessary to permit Buyer to purchase the Purchased Assets from Seller as may be contemplated hereby shall have been obtained.

          3.   No Governmental Proceedings or
Litigation. No action, suit or proceeding before any court or governmental body shall have been instituted (and be pending) by any governmental authority to restrain or prohibit this Agreement or the consummation of the transactions contemplated hereby. No preliminary or permanent injunction or other order issued by any federal or state court of competent jurisdiction preventing consummation of the transactions contemplated hereunder shall be in effect.

          4.   Certificates.  Buyer will furnish
Seller with such certificates of its officers and others to evidence compliance with the conditions set forth in this Article 9 as may be reasonably requested by Seller.

          5.   Corporate Documents.  Seller shall
have received resolutions adopted by the board of directors of Buyer approving this
Agreement and the transactions contemplated hereby, certified by Buyer's corporate secretary.

          6.   Legal Opinion.  Bingham, Dana &
Gould, LLP counsel to the Buyer, shall have delivered to the Seller a written opinion, dated the Closing Date and addressed to the Seller, substantially in the form of Exhibit
D hereto.

          7.   Agreements.  The Buyer shall have
executed and delivered the Transaction Documents to which it is a party, and such agreements shall be in full force and effect.

          8.   Shareholder Approval.  The sale of
the Purchased Assets by Seller to Buyer shall have been approved by the shareholders of
Publicker.

          9.   Environmental Matters.  The Buyer
and Seller shall have received the Phase II Report and the Remediation Expenses shall have been finally determined in accordance with Section 6.F hereof.

     B. Conditions to Buyer's Obligations. The obligations of Buyer to consummate the transactions provided for hereby are subject, in the discretion of Buyer, to the satisfaction, on or prior to the Closing Date, of each of the following conditions;
provided that Buyer shall have the right to waive any such condition, and the parties hereto agree that the Closing of this Agreement constitutes a waiver by Buyer of any such condition and of any claim or right relating to the subject matter of any such condition:

          1.   Representations, Warranties and
Covenants. All representations and warranties of Seller and Shareholders contained in this
Agreement shall be true and correct in all material respects at and as of the Closing
Date, except as and to the extent that the facts and conditions upon which such representations and warranties are based are expressly required or permitted to be changed by the terms hereof, and Seller and Shareholders shall have performed all agreements and covenants required hereby to be performed by them prior to or at the Closing Date.

          2.   Consents.  All material consents,
approvals and waivers from governmental authorities (including expiration or termination of the waiting period under the HSR Act) and other parties necessary to permit Seller to transfer the Purchased Assets to Buyer as contemplated hereby, and in the aggregate sufficient and adequate to carry on the Business as presently being conducted, shall have been obtained.

          3.   No Governmental Proceedings or
Litigation. No action, suit or proceeding before any court or governmental body shall have been instituted (and be pending) by any governmental authority to restrain or prohibit this Agreement or the consummation of the transactions contemplated hereby. No preliminary or permanent injunction or other order issued by any federal or state court of competent jurisdiction preventing consummation of the transactions contemplated hereunder shall be in effect.

          4.   Certificates.  Seller will furnish
Buyer with such certificates of its officers and others to evidence compliance with the conditions set forth in this Article 9 as may be reasonably requested by Buyer.

          5.   Corporate Documents.  Buyer shall
have received from Seller and Shareholders, resolutions adopted by the board of directors of Seller approving this Agreement and the transactions contemplated hereby, certified by
Seller's and each of the Shareholder's corporate secretary.

          6.   Legal Opinions.  Kaye, Scholer,
Fierman, Hays & Handler, LLP, counsel to the Seller and the Shareholders
("Kaye,
Scholer"), shall have delivered to the Buyer a written opinion, dated the Closing Date and addressed to the Buyer, substantially in the form of Exhibit E hereto, and Schnader,
Harrison, Segal & Lewis, special Pennsylvania counsel to Publicker, shall have delivered to the Buyer and Kaye, Scholer a written opinion, dated the Closing Date and addressed to the Buyer, substantially in the form of Exhibit F hereto.

          7.   Agreements.  The Seller and the
Shareholders shall have executed and delivered the Transaction Documents to which they are a party, and such agreements shall be in full force and effect.

          8.   No Material Change.  There shall
not have been or threatened to be, any material damage to or loss or destruction of the properties or assets owned or leased by the Seller (whether or not covered by insurance) or any material adverse change in the condition (financial or otherwise), operations, business, prospects or assets of the Seller or imposition of any law, rules or regulations which would materially adversely affect the condition (financial or otherwise), operations, business, prospects or assets of the Seller, other than changes affecting economic conditions generally.

          9.   Employment Agreement.  Fred
Bengtson and the Buyer shall have entered into an employment agreement in form and substance satisfactory to the Buyer, and such employment agreement shall be in full force and effect.

          10.Financing. The Buyer shall have obtained debt and equity financing on terms satisfactory to it, providing the Buyer with sufficient funds to pay the Purchase
Price and all fees and expenses of the Buyer arising in connection with the transactions contemplated by this Agreement and providing the Buyer with sufficient availability to finance its working capital needs following the Closing, and all conditions precedent to funding under such financing arrangements (other than the purchase and sale contemplated hereby) shall have been satisfied or waived.

          12.Repayment of Outstanding Indebtedness. All outstanding amounts owed under the indebtedness set forth under the heading "Notes Payable" on Schedule 2.A.2.h shall have been repaid, and the obligees thereunder shall have executed payoff letters and UCC-3 termination statements in form and substance reasonably satisfactory to the Buyer.

          13.Environmental Matters. The Buyer and Seller shall have received the
Phase II Report and the Remediation Expenses shall have been finally determined in accordance with Section 6.F hereof.

10.  Closing Documents.

     A.   Provided by Buyer.

          1.   Funds.  Wire transfer of the full
amount of the Purchase Price as set forth in Section 3.B.

          2.   Assumptions.  Executed Bills of
Sale and Assignments of Contracts in the form attached hereto as Exhibit G and executed assignments of lease agreements as specified in Schedule 2.A.1.a hereto.

          3.   Secretary's Certificates.  All
resolutions of the Board of Directors of Buyer authorizing the transactions contemplated by this Agreement, certified by the Secretary of Buyer.

     B.   Provided By Seller.

          1.   Assignments and Bills of Sale.
Executed Bills of Sale and Assignments of Contracts in the form attached hereto as Exhibit
G and executed assignments of lease agreements as specified in Schedule 2.A.1.a hereto.

          2.   Secretary's Certificates.  All
resolutions of the Board of Directors of Seller and Shareholders and the Parent as the sole shareholder of Seller authorizing the transactions contemplated by this Agreement, certified by the Secretary of Seller and each Shareholder.


11.  Miscellaneous.

     A. Successors and Assigns. Except as otherwise provided in this Agreement, no party hereto shall assign this Agreement or any rights or obligations hereunder
(including by operation of law) without the prior written consent of the other parties hereto and any such attempted assignment without such prior written consent shall be void and of no force and effect. This Agreement shall inure to the benefit of and shall be binding upon the successors and permitted assigns of the parties hereto.

     B. Governing Law. This Agreement shall be governed by and construed in accordance with the internal laws of the State of New York.

     C. Expenses. Seller, Shareholders and Buyer will pay their respective costs and expenses, including the expenses of their accounting and legal representatives, in connection with the origin, negotiation, execution and performance of this Agreement.

     D. Force Majeure. No party hereto shall be liable for any failure of or delay in the performance of this Agreement for the period that such failure or delay is due to acts of God, public enemy, civil war, strikes or labor disputes or any other cause beyond the parties' reasonable control. Each party agrees to notify the other party promptly upon the occurrence of any such cause and to carry out this Agreement as promptly as practicable after such cause is terminated.

     E. Severability. If any part or provision of this Agreement shall be determined to be invalid or unenforceable by a court of competent jurisdiction or any other legally constituted body having jurisdiction to make such determination, such part or provision shall be valid and enforceable to the maximum extent permitted by law and the remaining provisions of this Agreement shall be fully effective.

     F. Brokers' and Finders' Fees. Each of the parties represents and warrants that, with the exception of Bowles Hollowell Connor & Co. ("BHC"), it has dealt with no broker or finder in connection with any of the transactions contemplated by this Agreement and, insofar as it knows, no broker or other person other than BHC is entitled to any commission or finder's fee in connection with any of these transactions. Seller acknowledges that it is solely responsible for the payment of any commission or finder's fee due BHC in connection with these transactions.

     G. Notices. All notices, requests, demands and other communications under this Agreement shall be in writing and shall be deemed to have been duly given
(i) on the
date of service if served personally on the party to whom notice is to be given, (ii) on the day of transmission if sent by facsimile transmission to the facsimile number given below, and telephonic confirmation of receipt is obtained promptly after completion of transmission, (iii) on the day after delivery to Federal Express or similar overnight courier or the Express Mail service maintained by the United States Postal Service, or
(iv) on the fifth (5th) day after mailing, if mailed to the party to whom notice is to be given, by first class mail, registered or certified, postage prepaid and properly addressed, to the party as follows:


If to Seller or
Shareholders:  Masterview Window Company, Inc.
          c/o Publicker Industries Inc.
          1445 East Putnam Avenue
          Old Greenwich, Connecticut  06870
          Attn:  Mr. James J. Weis
          Telephone:  (203) 637-4500
          Facsimile:  (203) 637-4807

Copy to:  Kaye, Scholer, Fierman, Hays & Handler, LLP
          425 Park Avenue
          New York, NY 10022
          Attention:     Joel I. Greenberg, Esq.
          Telephone:  (212) 836-8000
          Facsimile:  (212) 836-7246

If to Buyer:   c/o BancBoston Ventures Inc.
          100 Federal Street
          Boston Massachusetts 02110
          Attention:     John Cullinane, Vice President
          Telephone:     (617) 434-5591
          Facsimile:     (617) 434-1153

Copy to:  Bingham, Dana & Gould LLP
          150 Federal Street
          Boston, Massachusetts 02110
          Attention:     Robert M. Wolf, Esq.
          Telephone:     (617) 951-8000
          Facsimile:     (617) 951-8736

Any party may change its address for the purpose of this Section 11.G by giving the other party notice of its new address in the manner set forth above.

     H. Amendments; Waivers. This Agreement may be amended, modified, superseded or canceled, and any of the terms, covenants, representations, warranties or conditions hereof may be waived, only by written instrument executed by both parties hereto, or in the case of a waiver, by the party waiving compliance. Any waiver by any party of any condition, or of the breach of any provision, term, covenant, representation or warranty contained in this Agreement, in any one or more instances, shall not be deemed to be nor construed as further or continuing waiver of any such condition, or of the breach of any other provision, term, covenant, representation or warranty of this Agreement.

     I.   Entire Agreement.  This Agreement, the Escrow Agreement, the
Environmental
Escrow Agreement and the exhibits referred to herein contain the entire agreement of the parties hereto with respect to the sale and purchase of the Purchased Assets and the other transactions contemplated herein, and any reference herein to this Agreement shall be deemed to include the schedules and exhibits attached hereto. All oral or written agreements, statements, representations, warranties, and understandings made or entered into by the parties prior to or contemporaneously with the execution of this Agreement are hereby rendered null and void and are merged herewith.

     J. Further Matters. Each party agrees to execute such further instruments of assignment and transfer and to perform such additional acts and as are necessary to consummate the transactions contemplated by this Agreement.

     K. Parties in Interest. Nothing in this Agreement is intended to confer, or confers, any rights or remedies under or by reason of this Agreement on any persons other than the parties to it and their respective successors and assigns. Nothing in this
Agreement is intended to, or does, relieve or discharge the obligations or liability of any third persons to any party to this Agreement. No provision of this Agreement shall give any third persons any right of subrogation or action over or against any party to this Agreement.

     L. Survival. The representations, warranties and covenants of the parties set forth herein shall survive the Closing date of this Agreement for the periods set forth in Section 8.D hereof.

     M. Section and Paragraph Headings. The section and paragraph headings in this
Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

     N. Counterparts. This Agreement may be executed in several counterparts each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

     O.   Termination. This Agreement may be terminated as follows:

          (a)  by either the Seller and
Shareholders or the Buyer at any time on or after the close of business on October 31,
1996 if the Closing has not occurred on or prior to such date, so long as such failure to close is not a result of a breach by the terminating party of any of its obligations hereunder; provided, that so long as the Buyer and Shareholder have filed notifications under the HSR Act in accordance with Section 6.C. on or prior to October 31, 1996, the right to terminate this Agreement shall be extended to the third business day following the expiration or termination of the waiting period provided by the HSR Act;

          (b)  by the Buyer if the shareholders
of Publicker fail to approve the sale of the Purchased Assets by the Seller to Buyer by
August 30, 1996;

          (c)  by the Seller and Shareholders if
the condition to closing set forth in Section 9.B.9 shall not have been satisfied or waived in writing by the Buyer by September 30, 1996; and

          (d)  by either the Seller and
Shareholders or the Buyer at any time after the fifth day following determination of the
Remediation Expense Amount in accordance with Section 6.F hereof if the Remediation
Expense exceeds $750,000.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.


                                  SHAREHOLDERS:

                                  Publicker Industries Inc.

                                  By:

                                  Title:


                                  Hanten Acquisition Co.

                                  By:

                                  Title:



                                  SELLER:

                                  Masterview Window Company, Inc.

                                  By:

                                  Title:



                                  BUYER:

                                  Masterview Acquisition Corp.

                                  By:

                                  Title:

                                                   Exhibit 11
                  PUBLICKER INDUSTRIES INC.
                  AND SUBSIDIARY COMPANIES
              CALCULATION OF EARNINGS PER SHARE
                         (Unaudited)


                                    Three Months Ended   Nine Months Ended
                                       September 30,       September 30,

                                    1996(a)    1995(b)   1996(a)   1995(b)
                                     (in thousands except per share data)

Net income (loss)                   $   15   $ (347)  $ 7,155      $ 74

Add - Interest savings, net
   of tax effect                        53        -       118         -


Adjusted net income (loss)           $  68   $ (347)  $ 7,273     $  74


Average common shares               15,453   14,797    15,271    14,730

Add - Stock options and
   common stock purchase warrants    1,776        -     1,776         -

Adjusted common shares              17,229   14,797    17,047    14,730

Earnings per common share            $   -   $ (.02)    $ .43      $.01







(a) Earnings per common share is computed using the modified treasury method. In accordance with this method, proceeds from the exercise of stock options and warrants are first used to buy back up to 20% of the Company's common stock at the average price for the period. Any remaining proceeds are used to retire debt. An adjustment is made to net income to reflect interest assumed to be saved on the debt retirement, net of income taxes.

(b) Earnings per common share is computed using the weighted average number of common shares outstanding during each period. The effect of stock options and warrants were not included as they were antidilutive.