Form 10-K
period 1996-12-31
PUBLICKER INDUSTRIES INC
filed 1997-03-28
CIK 81050

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-K
                        _________________
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                                OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ____ to ____.

 Commission file number 1-3315

                    PUBLICKER INDUSTRIES INC.
      (Exact name of registrant as specified in its charter)

                      Pennsylvania                                23-0991870
 (State or other jurisdiction of incorporation or organization)
(I.R.S. Employer Identification No.)

    1445 East Putnam Avenue, Old Greenwich, Connecticut 06870
                                 (Address of principal executive offices)
                        (Zip code)

Registrant's telephone number, including area code: (203) 637-4500

Securities Registered Pursuant to Section 12(b) of the Act:Title of each
class        Name of each exchange on which registered
Common Stock ($.10 par value)                      See Item 5
Rights to Purchase Class A Preferred Stock, First Series

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

As of January 31, 1997, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $21,407,986.

Number of shares of Common Stock outstanding as of January 31, 1997:
15,380,585

               Documents Incorporated By Reference

Part III, Items 10, 11, 12 and 13 are incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the 1997 Annual Meeting of Shareholders.

PART I

ITEM 1.  BUSINESS

General

 Publicker Industries Inc. (the "Company" or "Publicker") was originally incorporated in 1913 in the Commonwealth of Pennsylvania and became a public company in 1946 when its shares were first listed on the New York Stock
Exchange.   At that time, the Company was one of the largest alcohol
producers in the world and had over 5,000 employees. The Company remained profitable until the early 1950s when it began a remarkable decline that spanned four decades. By early 1985, the Company had only 300 employees and was badly in need of a capital infusion.

Capital Infusion and Rights Offering - 1985
 In April 1985, a group of investors represented by Harry I. Freund and Jay S. Goldsmith of Balfour Investors Inc. (formerly known as Balfour Securities Corporation), a merchant banking firm that was then engaged in a general securities brokerage business ("Balfour"), purchased 1,600,000 shares of common stock of the Company for $4,000,000. This amount was immediately applied to reduce the Company's working capital deficit. At that time, Messrs. Freund and Goldsmith were appointed to the Board of Directors of the Company. Balfour also received options to purchase an additional 400,000 shares of the Company's common stock at a price of $2.50 per share for five years, which period was subsequently extended by ten years. These options are now held directly by Messrs. Freund and Goldsmith and, to date, have not been exercised.

 In an offering that commenced in August 1985, the Company made a pro rata distribution to its shareholders of rights to buy additional common stock.
Under the rights offering, the Company received net proceeds of approximately $5,137,000. This amount was primarily used to reduce outstanding accounts payable and accrued liabilities. By the end of 1985, the Company's working capital deficit had been reduced to less than $1,000,000 and shareholders equity had increased to $12,900,000.

Issuance of Subordinated Notes - 1986
 In December 1986, the Company issued $30,000,000 principal amount of 13% Subordinated Notes (the "Subordinated Notes") which, together with the proceeds from asset dispositions, provided the Company with funds to commence its acquisition program. Under the terms of the Subordinated Notes, the Company was required to make annual sinking fund payments of 25% of the principal amount of the Subordinated Notes in December of 1993, 1994, 1995 and 1996. In April 1996, the Company prepaid the remaining $7,500,000 that was due in December 1996.

Environmental Litigation
 When the Company departed from its historical business of manufacturing and selling alcohol, in 1985 it ceased operations at its alcohol manufacturing plant and bulk liquid storage facility in Philadelphia, Pennsylvania. In March 1986, the Company sold the facility for $3,000,000. The purchaser of the facility, a wrecking company, commenced demolition at the site and was in the process of dismantling the facility when it filed for bankruptcy in January 1987. In June 1987, a fire occurred at the facility which gave rise to suspicion that there had been releases of hazardous substances at the facility. The
United States Environmental Protection Agency (the "EPA") began conducting remedial actions at the facility in 1987. In December 1990, the EPA commenced an action in the United States District Court, Eastern District of Pennsylvania (the "Court"), against the Company and two other parties seeking recovery of costs incurred by the EPA and other federal agencies in responding to releases or threatened releases of hazardous substances at the facility. The Commonwealth of Pennsylvania intervened as a second plaintiff in 1993, seeking recovery of costs allegedly incurred by the Pennsylvania Department of Environmental Protection ("PADEP") in responding to such releases or threatened releases at the facility. In October 1995, the parties agreed on the final text of a proposed consent decree (the
"Consent Decree") setting forth the terms of a settlement of this litigation (the "Settlement"). The Consent Decree was entered by the Court in April 1996 and is considered final.

 Under the terms of the Settlement, in April 1995, the Company deposited $4,500,000 with the clerk of the Court. Upon entry of the Consent Decree by the Court, the Company made another payment to the Court of $4,500,000, plus interest. Further payments to the EPA totaling $4,350,000, plus interest, will be made over the subsequent six years. Pursuant to the Settlement, the Company will pay the Commonwealth of Pennsylvania a total of $1,000,000, consisting of an initial payment of $350,000, which the Company made in May 1996, plus four annual payments of $162,500 each, plus interest. These payments will settle of all of the EPA's and PADEP's claims against the Company and the Company's counterclaims against the EPA relating to the Philadelphia site, subject only to certain "reopener" provisions in the event of future discovery of certain defined types of presently unknown conditions or information pertaining to the site. During 1993, the Company recorded a liability of $14,350,000 which covered the costs of Settlement.

Acquisitions and Dispositions - 1987 to 1996
 Beginning in 1987, the Company entered a period of acquiring and disposing of businesses. In September 1987, the Company acquired Golding Industries, Inc. ("Golding") for $25,000,000 in cash. It subsequently sold Golding in March 1989 for the aggregate sale price of $43,500,000. In late 1990 and early 1991, the Company completed the acquisition of ten businesses from a subsidiary of Hanson PLC for an aggregate purchase price of $31,800,000.

 From 1992 through early 1995, the Company undertook a series of dispositions of businesses and selected assets including the following: the liquidation of KSI Systems, Inc. in 1992; the sale of American Cryogas Industries, Inc. for
$14,000,000 and the liquidation of Nevco Housewares, Inc. in 1993;   the sales
of Douglas-Randall, Inc. for $831,000 and Chatas Glass, Inc. for $290,000 in 1994; and, in 1995, the sale of Associated Testing Laboratories, Inc. for $2,240,000.

 This series of dispositions left the Company with the following businesses:
Bright Star Industries Incorporated ("Bright Star"), Fenwal Electronics, Inc. ("Fenwal"), Masterview Window Company, Inc. ("Masterview"), Greenwald Industries, Inc. ("Greenwald") and Orr-Schelen-Mayeron & Associates,
Inc. ("OSM"). On February 16, 1996, the Company sold substantially all of the assets of Bright Star, a manufacturer and distributor of flashlights and lanterns, for $5,540,000, to a company formed by an affiliate of BancBoston Capital and an investor group. On March 29, 1996, the Company sold substantially all of the assets of Fenwal, a designer and manufacturer of negative temperature coefficient thermistors and thermistor assemblies, for $26,483,000, to Elmwood Sensors, Inc., an affiliate of BTR Dunlop, Inc.
On October 31, 1996, the Company completed the sale of substantially all of the assets of Masterview, a manufacturer of aluminum windows and doors, for $15,748,000 to an affiliate of BancBoston Capital. In each instance, the buyer also assumed certain liabilities, including accounts payable, accrued liabilities and obligations under leases, contracts and agreements. The sales of Bright Star, Fenwal and Masterview resulted in an aggregate pre-tax gain of $22,042,000. Following such sales, the Company's businesses consist of Greenwald and OSM. See "Description of Business."

 These dispositions were consummated generally in order to consolidate the Company's operations and improve liquidity. The funds generated by the dispositions enabled the Company to satisfy certain sinking fund obligations under the Company's Subordinated Notes and to meet the costs associated with the environmental litigation. In addition, the dispositions generated funds to be used in connection with the Company's acquisition strategy.

Financing Arrangement - 1995
 On October 11, 1995, the Company and certain of it subsidiaries entered into a three-year credit agreement (the "Loan Agreement") providing for a $13,161,000 revolving credit line ("Revolver"), a $1,750,000 credit facility for future capital expenditures, and a term loan of $2,149,000 ("Term Notes"). The initial drawdown under the Loan Agreement of $7,449,000, together with existing cash, was used to repay a credit facility at one of the Company's subsidiaries and to satisfy the Company's $7,500,000 December 1995 sinking fund obligation under the Subordinated Notes. In connection with the sale of businesses in 1996, the outstanding borrowings under the Revolver and the Term Notes related to Masterview, Fenwal and Bright Star were repaid. On February 28, 1997, the Company repaid the remaining balances outstanding under the Revolver and Term Notes and terminated the Loan Agreement.

Business Strategy
 From time to time during the past several years, the Company has considered the sale of certain of its operating subsidiaries as part of its overall
business strategy.   In making the decision in late 1995 to sell Bright
Star, Fenwal and Masterview, the Company's Board of Directors considered the following factors:

    Future Business Acquisitions-- For the fiscal years ended December 31, 1995, 1994 and 1993, the Company reported net losses of approximately $300,000, $2,300,000 and $9,400,000, respectively. The Company recognized the need to improve earnings per share for shareholders. In evaluating the financial condition of the Company and considering ways in which the Company could improve operating results, the Board of Directors concluded that the Company is more likely to be able to generate significant taxable income through the acquisition of new businesses. The sales of Bright Star, Fenwal and Masterview generated capital for the acquisition of such businesses.

    Liquidity-- By the end of 1995, the Company was obligated or expected to become obligated to make payments in 1996 of (i) $7,500,000 under the Subordinated Notes due in December, and (ii) approximately $5,000,000 in the aggregate to the EPA and Commonwealth of Pennsylvania under the terms of the Settlement of the Company's environmental litigation upon entry by the Court of the Consent Decree. In addition, outstanding borrowings under the Loan Agreement amounted to $5,600,000 at December 31, 1995.

    Favorable Sale Market-- The Company believed that the current market for corporate acquisitions was favorable to sellers. This belief was based on several factors having the combined effect of increased sale prices.
    These factors included a high level of activity in the mergers and acquisition market in recent years and a substantial amount of available equity capital and a willing institutional lending market providing financing for acquisitions.

 As mentioned above, in 1996, the Company met its obligations under the terms of the Settlement of the environmental litigation and also accelerated the final payment due under the Subordinated Notes. Also, on February 28, 1997, the Company repaid the remaining balances outstanding under the Revolver and Term Notes and terminated the Loan Agreement. As of February 28, 1997, the Company had approximately $16,000,000 in cash on hand. The Company intends to use such funds, together with other potential borrowings, to seek out and acquire one or more businesses. The Company has not yet identified any potential acquisition candidates or determined the amount or source of any indebtedness which would be incurred to finance future acquisitions.

Description of Business

 The Company operates in two business segments: manufacturing and services. Detailed descriptions and general developments of the business conducted by each segment follows:

Manufacturing
 The Company's manufacturing segment consists of one subsidiary company - Greenwald Industries, Inc. Greenwald designs and manufactures coin meter systems used primarily in the commercial laundry appliance industry. In addition, Greenwald's products are also sold to the vending, amusement and car wash industries. Greenwald's sales are made to original equipment manufacturers as well as distributors and route operators. Established in 1954, Greenwald has developed an outstanding reputation and believes that it
is the leading manufacturer in its market.   The primary raw material used by
Greenwald includes rolled and strip steel, metal stamped parts and certain electronic components, all of which are readily available from multiple
sources.   Certain of Greenwald's products are manufactured overseas under the company's patented designs and proprietary tooling. The Company believes that an interruption in the supply of imported products would have a negative short-term impact. However, production of such products can be sourced from other vendors. Greenwald successfully competes against several other companies due to its reputation for selling higher quality coin handling equipment at competitive prices. Among Greenwald's customers are several large original equipment manufacturers. Greenwald experiences a certain degree of seasonality with sales declines typically occurring during the summer months. In December 1995, Greenwald purchased a facility in Chester, Connecticut and in the second quarter of 1996 relocated its office and manufacturing operations from Brooklyn, New York.

Services
 The Company's services segment consists of one subsidiary company - Orr-Schelen-Mayeron & Associates, Inc. OSM provides general engineering, design and architectural services. OSM is headquartered in Minneapolis, Minnesota and operates a branch office in Eau Claire, Wisconsin. OSM's primary customer base is located in the midwestern United States. OSM's capabilities include all facets of engineering of general construction projects as well as environmental, transportation and water resource management engineering services. OSM is one of the largest firms of its type in the Minneapolis area. Competition for the OSM's services are characterized primarily by reputation, quality of work and cost effectiveness. As of December 31, 1996 and 1995, OSM had contract backlogs of approximately $4,400,000 and $4,900,000, respectively. Substantially all of OSM's backlog is expected to be completed in 1997.


Employees

 As of December 31, 1996, the Company had approximately 230 employees engaged in manufacturing operations, engineering, marketing, sales, service, and administrative activities.

 Due to its relocation in 1996, Greenwald replaced approximately 80% of its workforce. Greenwald has experienced a low employee turnover rate subsequent to the move. OSM experienced a high employee turnover rate in late 1995 and 1996 due to a change in business conditions and management.


Segment Information

 During 1996, the Company operated in two business segments: manufacturing and services. Information about the Company's operations by segment for the years ended December 31, 1996, 1995 and 1994 is presented in the following table. For 1996, 1995 and 1994 the Company had export sales of approximately $805,000, $1,259,000 and $1,607,000, respectively. Such sales were primarily to Canada and the Far East.

            Financial Information Relating to Industry
                 Segments and Classes of Products
                    (in thousands of dollars)

                                          1996        1995*           1994*
Net sales to unaffiliated customers:
 Manufacturing
                                      $ 15,486      $16,680        $ 16,015
 Services                                8,657       10,276          11,884

                                     $  24,143     $ 26,956        $ 27,899

Income (loss) from operations:1
 Manufacturing                       $    (286)     $ 1,926         $ 1,043
 Services                                 (366)        (524)            798
 Corporate and other                    (4,754)      (3,885)         (3,541)

                                      $ (5,406)    $ (2,483)       $ (1,700)

Identifiable Assets:
 Manufacturing
                                       $ 8,823      $ 9,110         $ 7,160
 Services                                3,316        4,006           5,653
 Corporate and other                    20,956       22,442          25,701
                                      $ 33,095     $ 35,558        $ 38,514

Depreciation and Amortization Expense:
 Manufacturing                           $ 337        $ 241           $ 214
 Services                                  258          281             241
 Corporate and other                       189          198             345
                                         $ 784        $ 720          $  800

Capital Expenditures:
 Manufacturing                         $ 1,109     $  2,197          $  152
 Services                                  57           162             297
 Corporate and other                       38           396               5
                                       $1,204       $ 2,755           $ 454


(1) Before interest income, interest expense and items of a nonoperating nature. The 1996 loss from operations for the manufacturing segment includes a special charge of $1,596,000 associated with Greenwald's plant relocation.


* Restated for discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT   (See Item 10
herein)

  The following table sets forth information about the executive officers of the Company as of March 1997. The business address of each executive officer is the address of the Company, 1445 East Putnam Avenue, Old Greenwich, Connecticut 06870, and each executive officer is a United States citizen.

             Name                 Age        Office and Position

James J. Weis              48        President, Chief Executive Officer
                                     and Director

Antonio L. DeLise          35        Vice President, Chief Financial Officer
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

Greenwald Industries, Inc.
   Greenwald owns a building of approximately 119,000 square feet containing manufacturing and office space in Chester, CT. This facility includes 27 acres of land.

Orr-Schelen-Mayeron & Associates, Inc.
  OSM leases approximately 34,000 square feet of office space in Minneapolis, Minnesota, under a lease expiring in 2002. OSM also leases approximately 1,000 square feet of office space in Eau Claire, Wisconsin, under a lease expiring in 2000.

Executive Offices
  The Company's executive offices are located in approximately 3,000 square feet of space in Old Greenwich, Connecticut, and are occupied under a lease
expiring in February 1999.   The Company also maintains approximately 2,600
square feet of office space, for general corporate purposes, in New York City under a lease expiring in 2004.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.






                            PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS


   (a) On July 11, 1996, the New York Stock Exchange ("NYSE") announced that trading in the Company's common stock would be suspended before the opening of trading on August 1, 1996. The NYSE staff indicated that its decision to delist was based on consideration of certain qualitative listing criteria, including the reduction in operations due to recent and proposed subsidiary sales, as well as the Company's failure to meet certain quantitative listing criteria, including average net income for the last three years and net tangible assets. On August 1, 1996, the Company's common stock began trading on the OTC Bulletin Board under the symbol PLKR. The Company filed an appeal of the NYSE staff decision. On November 11, 1996, the NYSE Board of Directors' Committee for Review affirmed the staff decision to delist the Company's common stock.

     The high and low sales prices of the Company's common stock during 1995 and 1996 are shown below:

                                       1995
                                  1996
                          High      Low       High        Low

     First Quarter      $ 2 3/8   $ 1 7/8   $ 2 7/8   $ 2 1/8
     Second Quarter       2 1/8     1 3/4     2 1/2     1 7/8
     Third Quarter        2         1 5/8     2         1 1/4
     Fourth Quarter       2 3/8     1 1/2     1 3/4     1 3/8


  (b) There were approximately 3,235 registered holders of record of common stock of the Company as of January 31, 1997.

  (c)                             The Company did not
     pay dividends on its common stock during the prior five fiscal years and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

 The selected financial data of the Company presented below for the five year period ended December 31, 1996, have been derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and the Company's Consolidated
Financial Statements and the Notes thereto included elsewhere in this report.

                                         Year Ended December 31,
                                 1996   1995*   1994*     1993*        1992*
                                   (In thousands, except per share amounts)
Income Statement Data:Net sales $ 24,143   $26,956 $ 27,899  $ 26,716  $25,349
Income (loss) from operations1    (5,406)2  (2,483)  (1,700)   (3,216)  (2,731)
Income (loss) from continuing
 operations                       (3,704)3  (5,266)4 (5,052)5 (21,698)6 (7,616)7
Income (loss) from discontinued
 operations                        1,916     4,975    2,763     3,944    3,284
Gain on sale of discontinued
 operations, net                  12,783         -        -     8,307        -
Net income (loss)               $ 10,995   $  (291) $(2,289)  $(9,447) $(4,332)

Per common share:
Income (loss) from continuing
 operations                      $ (.21)    $ (.36)  $ (.34)   $(1.50)  $ (.53)
Income (loss) from discontinued
 operations                         .86        .34      .19       .85      .23
Net income (loss) per common share $.65     $ (.02)   $(.15)    $(.65)  $ (.30)


                                                December 31,
                                  1996   1995*   1994*    1993*         1992*
                                                     (In thousands)

Balance Sheet Data:
Working capital              $ 17,434  $ 2,113  $ 15,753  $ 29,461  $ 31,274
Total assets                   33,095   35,558    38,514    48,932    46,940
Total debt8                     1,762   10,556    14,869    22,082    25,557
Other non-current liabilities  10,761   11,390    16,509    21,555    6,504
Shareholders' equity9          13,996   (2,594)   (2,616)     (340)   9,082


(1) Represents income (loss) before interest income, interest expense and items of a nonoperating or nonrecurring nature.

(2) The 1996 loss from operations includes a special charge of $1,596,000 associated with Greenwald's plant relocation.

(3) Includes cost of pensions - nonoperating of $769,000 and legal settlements and other income of $156,000.

(4) Includes cost of pensions - nonoperating of $744,000, legal settlements and costs of $365,000 and a gain from repurchase of notes of $75,000.

(5) Includes cost of pensions - nonoperating of $768,000, legal settlements and costs of $507,000 and a gain from repurchase of notes of $640,000.

(6) Includes cost of pensions - nonoperating of $776,000, legal settlements and costs of $14,791,000 and a gain from repurchase of notes of $370,000.

(7) Includes cost of pensions - nonoperating of $930,000, legal settlements and costs of $790,000 and a gain from repurchase of notes of $352,000

(8) Includes current maturities of long term debt and revolving credit line borrowing.

(9) No dividends on common shares have been declared or paid during the last five years.


* Restated for discontinued operations.    See Note 2 of the Notes to
Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  For the year ended December 31, 1996, Publicker had consolidated sales of $24,143,000 compared to $26,956,000 for 1995. The decrease in sales was due to a 13% decrease in volume offset by a 3% increase in selling prices. The Company's loss from operations for 1996 totaled $5,406,000 compared to $2,483,000 for 1995.

  The Company reported net income of $10,995,000 or $.65 per share for 1996 and a net loss of $291,000 or $.02 per share for 1995. The 1996 results included a loss from continuing operations of $3,704,000 or $.21 per share and income and gains from discontinued operations of $14,699,000 or $.86 per share. The 1995 results included a loss from continuing operations of $5,266,000 or $.36 per share and income from discontinued operations of $4,975,000 or $.34 per share.

  For the year ended December 31, 1996, cost of sales and services of $18,046,000 decreased by approximately 10% from $20,012,000 in 1995. The decrease in cost of sales and services was principally due to reduced sales volume.

  Selling expenses of $1,144,000 in 1996 were comparable to $1,193,000 in 1995. General and administrative expenses for the year ended December 31, 1996 increased by approximately 6% to $8,763,000 from $8,234,000 for 1996. The increase relates to higher consulting and professional fees.

  Interest income and interest expense were favorably impacted in 1996 by the proceeds received from the sales of several businesses. Interest income increased to $476,000 for 1996 compared to $138,000 for 1995 due to higher amounts of investible cash. Interest expense decreased to $847,000 during 1996 compared to $1,887,000 for 1995 due to repayments of the Company's Subordinated Notes and Revolver and Term Notes in 1996.

  Sales for the Company's manufacturing segment (which consists of one subsidiary company - Greenwald) totaled $15,486,000 as compared to $16,680,000 in 1995. The sales decline was attributable to a disruption in business activities caused by Greenwald's move to a newly acquired facility in Chester, Connecticut in early 1996. The move was completed by April 30, 1996. This segment had a loss from operations of $286,000 for 1996 compared to income of $1,926,000 for the prior year. The decrease in operating income of $2,212,000 is primarily attributable to a $1,596,000 special charge associated with Greenwald's move, a $372,000 write down of certain obsolete inventories and a disruption in business activities caused by the move.

  Revenues for the Company's services segment (which consists of one subsidiary company - OSM) decreased by 16% to $8,657,000 for 1996 from $10,276,000 in 1995. The revenue decline was primarily due to a significant reduction in production employee headcount versus 1995. The services segment had a loss from operations of $366,000 for 1996 as compared to a loss of $524,000 for 1995 as a result of a high level of employee turnover and non-billable time and loss recognition on a number of contracts.

  On October 31, 1996, the Company completed the sale of substantially all of the assets of Masterview for $15,748,000, plus the assumption of certain liabilities. The buyer paid $13,929,000 in cash at closing and deposited $1,076,000 in escrow. An additional $1,043,000 in cash was received on February 28, 1997, consisting of the purchase price adjustment of $743,000 and escrow release of $300,000. Of the remaining $776,000 balance of the purchase price, $300,000 will be held in escrow for one year from closing to cover potential indemnity claims. The balance of the purchase price, or $476,000, will be held in escrow and released as the Company expends funds for certain environmental remediation activities. On March 29, 1996, the Company sold substantially all of the assets of Fenwal for $26,483,000 in cash, plus the assumption of certain liabilities. On February 16, 1996, the Company sold substantially all of the assets of Bright Star for $5,540,000, plus the assumption of certain liabilities. Of the purchase price, $100,000 was held in escrow for one year to cover potential indemnity claims. This amount was released from escrow on February 18, 1997. The aggregate pre-tax gain on the sales of Masterview, Fenwal and Bright Star of $22,042,000 was offset by a provision for income taxes of $9,259,000, of which $6,468,000 has been credited directly to additional paid-in capital due to the utilization of pre corporate reorganization tax loss carryforwards.





Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Publicker's consolidated sales of $26,956,000 for the year ended December 31, 1995 decreased by approximately 3% from $27,899,000 for 1994. The decrease in sales was due to a 5% decrease in volume offset by a 2% increase in selling prices. The Company's loss from operations for 1995 totaled $2,483,000 compared to $1,700,000 for 1994. The Company reported a net loss of $291,000 or $.02 per share for 1995 compared to a net loss of $2,289,000 or $.15 per share for 1994. The 1995 results included income from discontinued operations of $4,975,000 or $.34 per share. The 1994 results included income from discontinued operations of $2,763,000 or $.19 per share.

  For the year ended December 31, 1995, cost of sales and services of $20,012,000 decreased by approximately 2% from $20,511,000 in 1994. The decrease in cost of sales and services was due to productivity increases in the Company's manufacturing segment.

  Selling expenses were $1,193,000 in 1995 compared to $1,288,000 in 1994. General and administrative expenses for the year ended December 31, 1995 increased by approximately 6% to $8,234,000 from $7,800,000 for 1994. The increase related to higher directors' fees and rental expense.

  Interest income decreased to $138,000 for 1995 compared to $309,000 for 1994 due to lower amounts of investible cash. Interest expense decreased by approximately 38% to $1,887,000 during 1995 compared to $3,026,000 for 1994 due to repayments of the Company's Subordinated Notes in 1994.

  Sales for the Company's manufacturing segment for 1995 increased by approximately 4% to $16,680,000 for 1995 compared to sales of $16,015,000 for 1994. Income from operations for this segment increased by approximately 85% to $1,926,000 compared to $1,043,000 for 1994. The income from operations improvement was primarily attributable to increased labor efficiencies.

  Sales for the Company's services segment decreased by approximately 14% to $10,276,000 for 1995 compared to $11,884,000 for 1994. The loss from operations for this segment was $524,000 in 1995 compared to income from operations of $798,000 for 1994. The significant decline in sales and income from operations was due to certain operating inefficiencies and lower contract margins.

Liquidity

  During the year ended December 31, 1996, cash, including short-term investments, increased by $17,444,000. Operating activities consumed cash of $14,932,000, investing activities provided cash of $45,249,000 and financing activities consumed cash of $12,873,000. Operating activities principally consisted of the loss from continuing operations coupled with a reduction in accrued liabilities associated with the environmental payments to the United States and Commonwealth of Pennsylvania. Investing activities consisted of proceeds of $45,852,000 from the sale of Masterview, Fenwal and Bright Star and proceeds from the sale of several non-operating properties of $601,000 offset by capital expeditures of $1,204,000. Financing activities consisted of repayments of the Company's Subordinated Notes, Revolver, Term Notes and notes payable of $13,299,000 and repurchases of common stock of $220,000 offset by $646,000 of proceeds from the issuance of common stock upon the exercise of stock options.

  In October 1995, the Company entered into the three year $17,060,000 Loan Agreement. The Loan Agreement was secured by substantially all of the Company's assets. In connection with the sale of businesses in 1996, the outstanding borrowings under the Revolver and the Term Notes related to Masterview, Fenwal and Bright Star were repaid. On February 28, 1997, the Company repaid the remaining balances outstanding under the Revolver and Term Notes and terminated the Loan Agreement. As of December 31, 1996, borrowing availability under the Revolver amounted to $609,000. Letters of credit amounting to $275,000 were outstanding under the Revolver as of December 31, 1996.

  In April 1996, the Company redeemed all of its outstanding Subordinated Notes due December 15, 1996. The redemption price was equal to the principal amount of $7,500,000, plus accrued interest to the redemption date.

  In April 1996, the Consent Decree that settled the Company's environmental litigation with the EPA and PADEP was entered by the Court and became final. In April 1995, the Company deposited $4,500,000 into a court administered escrow account. Following the entry of the Consent Decree in April 1996, additional payments totaling $4,850,000 were made. Further payments totaling $5,000,000 plus interest will be made to the EPA and PADEP over the subsequent six years.

  In August 1996, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The Board of Directors increased the Company's share repurchase authorization to 2,000,000 shares in March 1997. Through December 31, 1996, the Company repurchased 120,200 shares of common stock under the buy-back program for an aggregate cost of $193,000. An additional 882,000 shares were repurchased in early
1997 for an aggregate cost of $1,217,000.

  During 1996, the Company's capital expenditures totaled $1,204,000. The Company anticipates that its level of capital expenditures for 1997 will be less than those of 1996. The 1996 capital expenditures included $1,109,000 of machinery and equipment and building renovations related to Greenwald's new facility in Chester, Connecticut. The Company has not entered into any material commitments for acquisitions or capital expenditures and has the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 1997 with its available cash resources and its other cash flows as well as through capital equipment financing.

  At December 31, 1996, approximately $89,000,000 of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1997 through 2010, were available to offset future taxable income.

Outlook

  The Company's primary objective for 1997 is to identify a suitable acquisition candidate. As mentioned above, in 1996, the Company met its obligations under the terms of the Settlement of its environmental litigation and also made the final payment under the Subordinated Notes. Also, on February 28, 1997, the Company repaid the remaining balances outstanding under the Revolver and Term Notes and terminated the Loan Agreement. As of March 19, 1997, the Company had approximately
$15,500,000 in cash on hand. The Company intends to use such funds, together with other potential indebtedness, to finance the acquisition purchase price. The Company has not yet identified any potential acquisition candidates or determined the amount or source of any indebtedness which would be incurred to finance future acquisitions.

  In August 1996, the Company's shareholders approved a plan authorizing the sale of Masterview and Greenwald. As previously mentioned, on October 31, 1996, the Company completed the sale of substantially all of the assets of Masterview. In October 1996, the Company entered a non-binding letter of intent to sell substantially all of the assets of Greenwald. In January
1997, the letter of intent expired and the Company's Board of Directors decided not to sell Greenwald.

  OSM reported operating losses in 1996 and 1995 of $366,000 and $524,000, respectively. The losses are attributable to a high level of employee turnover and non-billable time and loss recognition on a number of contracts. In 1996, OSM took action to improve financial performance including a 17% reduction in personnel and implementation of spending and other controls. Further cost control actions may be necessary in 1997. OSM expects to report depressed operating results in the first quarter of 1997 due to a high level of non-billable time and reduced margins on contracts.

  Special Note Regarding Forward-Looking Statements: A number of statements contained in this discussion and analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: Greenwald's dependance on the mechanical coin meter market and its potential vulnerability to technological obsolescence; OSM's dependence on key personnel and general economic conditions in the Midwest; and the Company's ability to successfully implement its business strategy including the identification, financing and consummation of an acquisition.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's consolidated financial statements, the report of independent public accountants thereon and related schedules appear beginning on page F-2. See Index to Consolidated Financial Statements on page F-1.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 1997 Annual Meeting of Shareholders.

  The information with respect to the executive officers of the Company required by this item is set forth in Item 1A of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

  The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 1997 Annual Meeting of Shareholders.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT

  The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 1997 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 1997 Annual Meeting of Shareholders.

                             PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON    FORM 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits.

  1)     Financial Statements - See accompanying Index to Consolidated
              Financial Statements, Page F-1.
  2)     Financial Statement Schedules - None
  3)  Exhibits:
     3.1 Amended and Restated Articles of Incorporation, amended and restated through August 27, 1996. Filed herewith.
     3.2 By-Laws as amended through July 17, 1990.  Incorporated by reference
         from the Registrant's                   Form 10-K for the year
         ended December 31, 1990, dated March 28, 1991.
     3.3 Certificate of Designation, Preferences and Rights of Class A Preferred Stock, First Series. Incorporated by reference from the Registrant's Registration Statement on Form 8-A, dated September 26, 1988.
     4.1 Form of option to purchase common stock of the Registrant issued in
         connection with the                     Stock Purchase Agreement
         dated April 12, 1985, among the Registrant, Balfour Securities Corporation and the Purchasers.*****
     4.2 Form of Warrant Agreement, dated 1986 between the Registrant and J. Henry Schroder Bank & Trust Company, as Warrant Agent.*
     4.3 Form of Warrant Agreement, dated 1986 between the Registrant and
         Drexel Burnham Lambert             Incorporated.*
     4.4 Rights Agreement, dated as of August 9, 1988, between the Registrant
         and Mellon Financial                         Services Corporation
         #17, as Rights Agent. Incorporated by reference from the Registrant's Registration Statement on Form 8-A, dated September 26, 1988.
     4.5 Loan and Security Agreement, dated October 11, 1995, by and between Congress Financial Corporation (New England) and the Company's subsidiaries as Borrowers.******
     4.6 Term Promissory Notes dated October 11, 1995, from the Company's subsidiaries as Debtors and Congress Financial Corporation (New England) in the aggregate amount of $2,149,000.******
     4.7 Guarantee dated October 11, 1995, by Publicker Industries Inc. to Congress Financial Corporation (New England) of the obligations of the Company's subsidiaries under the Financing Agreements.******
     4.8 General Security Agreement dated by October 11, 1995 by Publicker Industries Inc. in favor of Congress Financial Corporation (New England).******
     10.1 Agreements dated as of August 1987 between the Registrant and Harry I. Freund, Jay S. Goldsmith, David L. Herman, and James J. Weis concerning a change in control of the Registrant. Incorporated by reference from the Registrant's Form 8 Amendment to the Registrant's Quarterly Report on Form 10-Q for the
            quarter ended September 30, 1987, dated December 7, 1987, filed on December 18, 1987.
     10.2Publicker Industries Inc. 1988 Stock Option Plan. **
     10.3Publicker Industries Inc. 1989 Stock Option Plan. ***
     10.4Publicker Industries Inc. 1991 Stock Option Plan. ***
     10.5   Employment Agreement between the Registrant and Mr. James J.
            Weis dated February 17, 1987. ***
     10.6   Publicker Industries Inc. 1993 Long-Term Incentive Plan. ****
     10.7   Publicker Industries Inc. Non-employee Director Stock Option
            Plan. ****
     10.8 Asset Purchase Agreement dated dated February 16, 1996 among Bright Star Industries Incorporated, Hanten Acquisition Co., Registrant, as sellers, and Bright Star Acquisition Corp., as buyer. Incorporated by reference from the Registrant's Form 8-K March 1, 1996.
     10.9   Consulting Arrangement between the Registrant and Harry I.
            Freund and Jay S. Goldsmith. Incorporated by reference from the Registrant's Form 10-K/A for the year ended December 31, 1995, dated May 15, 1996.
     10.10Asset Purchase Agreement dated March 29, 1996 among Fenwal
         Electronics, Inc.,
         Registrant, as sellers, and Elmwood Sensors, Inc. as buyer. Incorporated by reference from Registrant's Form 8-K dated April 15, 1996.
     10.11  Asset Purchase Agreement dated August 16, 1996 among Masterview
            Window Company, Inc.,                Registrant, Hanten
            Acquisition Co., as sellers, and Masterview Acquisition Corp., as buyer. Incorporated by reference from Registrant's Form 10-Q for the quarter ended September 30, 1996, dated November 14, 1996.
     11  Calculation of earnings per share.  Filed herewith.
     21  Subsidiaries of Registrant.  Filed herewith.
     23 Consent letter from Independent Public Accountants. Filed herewith. 27 Financial Data Schedule (EDGAR version only). Filed herewith.

(b) Reports on Form 8-K
    None


* Incorporated by reference from the Registrant's Registration Statement on Form S-1, dated October 8, 1986.
** Incorporated by reference from the Registrant's Registration Statement on Form S-8 (File No. 33-26386), dated January 16, 1989.
*** Incorporated by reference from the Registrant's Form 8 Amendment to the Registrant's Form 10-K for the fiscal year ended December 31, 1991, filed on August 14, 1992.
**** Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1993, dated March 29, 1994.
***** Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1994, dated March 31, 1995.
****** Incorporated by reference from the Registrant's Form 8-K dated October 23, 1995.

                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                    PUBLICKER INDUSTRIES INC.

                                    (Registrant)

 Date   March 19, 1997                                By:  /s/ JAMES J. WEIS

                                    James J. Weis, President,
                                    Chief Executive Officer and
                                    Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date   March 19, 1997                            By:  /s/ JAMES J. WEIS
                                                 James J. Weis, President,
                                                 Chief Executive Officer and
                                                 Director

 Date   March 19, 1997                      By:  /s/ ANTONIO L. DELISE
                                            Antonio L. DeLise, Vice President,
                                            Chief Financial Officer,
                                            Secretary and Principal
                                            Financial and
                                            Accounting Officer

 Date   March 19, 1997                      By:  /s/ CLIFFORD B. COHN

                                            Clifford B. Cohn, Director

 Date   March 19, 1997                      By:  /s/ HARRY I. FREUND

                                             Harry I. Freund, Director

 Date   March 19, 1997                      By:  /s/ JAY S. GOLDSMITH

                                            Jay S. Goldsmith, Director

 Date   March 19, 1997                       By:  /s/ DAVID L. HERMAN

                                             David L. Herman, Director

 Date   March 19, 1997                       By:  /s/ L. G. SCHAFRAN

                                             L. G. Schafran, Director

                           PUBLICKER INDUSTRIES INC.
                             AND SUBSIDIARY COMPANIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of independent public accountants                                 F-2
Consolidated balance sheets as of December 31, 1996 and 1995              F-3
Consolidated statements of income (loss) for the years ended December 31, 1996,
   1995 and 1994                                                          F-4
Consolidated statements of shareholders' equity for the years ended
   December 31, 1996, 1995 and 1994                                       F-5
Consolidated statements of cash flows for the years ended
   December 31, 1996, 1995 and 1994                                       F-6
Notes to consolidated financial statements                    F-7 through F-16




  All schedules required by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

                    PUBLICKER INDUSTRIES INC.
                     AND SUBSIDIARY COMPANIES

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Publicker Industries Inc.:

We have audited the accompanying consolidated balance sheets of Publicker Industries Inc. (a Pennsylvania corporation) and subsidiary companies as of December 31, 1996 and 1995, and the related consolidated statements of income
(loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Publicker Industries Inc. and subsidiary companies as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                     Arthur Andersen LLP



Stamford, Connecticut
March 7, 1997

                           PUBLICKER INDUSTRIES INC.
                            AND SUBSIDIARY COMPANIES

                       CONSOLIDATED BALANCE SHEETS AS OF
                           DECEMBER 31, 1996 AND 1995

                                               1996          1995*
                                        (in thousands except per share data)
                                                       ASSETS

Current assets:
   Cash, including short-term
investments of $18,173 in 1996 (Note 1)    $  18,318           $    874
   Restricted cash (Note 10)                       -              4,500
   Trade receivables, less allowance for
doubtful accounts (1996 - $92; 1995 - $84)
(Note 1)                                       3,008              3,817
   Inventories (Note 1)                        2,506              2,887
   Net assets of discontinued operations (Note 2)  -             14,209
   Other                                         667                715
    Total current assets                      24,499             27,002

Property, plant and equipment (Note 1):
   Land                                          234                513
   Buildings and leasehold improvements        2,326              1,983
   Machinery and equipment                     3,322              2,867
   Less - accumulated depreciation            (1,778)            (1,619)
                                               4,104              3,744

Goodwill (Note 1)                              2,752              2,834
Other assets (Note 6)                          1,740              1,978
                                           $  33,095          $  35,558
                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities
of long-term debt (Note 3)                     $ 489           $ 8,683
   Trade accounts payable                      1,564             3,513
   Accrued liabilities (Notes 6 and 10)        5,012            12,693
    Total current liabilities                  7,065            24,889

Long-term debt (Note 3)                        1,273             1,873
Other non-current liabilities (Notes 6 and 10)10,761            11,390
    Total liabilities                         19,099            38,152

Shareholders' equity (Notes 4 and 7):
   Common shares, $0.10 par value,
   Authorized - 40,000,000 shares
    Issued - 16,037,937 shares in
1996 and 15,405,937 in 1995                     1,604             1,541
   Additional paid-in capital                  48,240            42,488
   Accumulated deficit (since January 1, 1984)(31,737)          (42,732)
   Common shares held in treasury, at cost -
   678,352 shares in 1996 and 545,027 shares
   in 1995                                     (4,111)           (3,891)
    Total shareholders' equity                 13,996            (2,594)
                                            $  33,095          $ 35,558

*Restated for discontinued operations (Note 2).

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.






                       PUBLICKER INDUSTRIES INC.
                       AND SUBSIDIARY COMPANIES

               CONSOLIDATED STATEMENTS OF INCOME (LOSS)
         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                         1996         1995*         1994*
                                       (in thousands except per share data)

Sales and revenues:
  Sales of goods                       $15,486      $ 16,680     $ 16,015
  Revenues from services                 8,657        10,276       11,884
                                        24,143        26,956       27,899
Costs and expenses:
  Cost of sales                         11,894        12,774       13,091
  Cost of services                       6,152         7,238        7,420
  Selling expenses                       1,144         1,193        1,288
  General and administrative expenses    8,763         8,234        7,800
  Special charge (Note 11)               1,596             -            -
                                        29,549        29,439       29,599
Income (loss) from operations           (5,406)       (2,483)      (1,700)

Other (income) expenses:
  Interest income                         (476)         (138)        (309)
  Interest expense                         847         1,887        3,026
  Cost of pensions - nonoperating (Note 6) 769           744          768
  Legal settlements and other (income)
    expense                               (156)          365          507
  Gain from repurchase of notes (Note 3)     -           (75)        (640)
                                           984         2,783        3,352

Income (loss) from continuing
  operations before income taxes        (6,390)       (5,266)      (5,052)

Income tax benefit                       2,686             -            -

Income (loss) from continuing operations(3,704)       (5,266)      (5,052)

Discontinued operations (Note 2):
  Income from discontinued operations,
       net of                            1,916         4,975        2,763
     income taxes
  Gain on sale of discontinued operations, net of
     income taxes                       12,783             -            -
Net income (loss)                     $ 10,995       $  (291)     $(2,289)

Earnings (loss) per common share (Note 1):
  Continuing operations                  $(.21)       $ (.36)      $ (.34)
  Discontinued operations                  .86           .34          .19
                                         $ .65         $(.02)       $(.15)

* Restated for discontinued operations (Note 2).

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       PUBLICKER INDUSTRIES INC.
                       AND SUBSIDIARY COMPANIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                      Common Shares  Additional  Accumulated  Common   Share-
                        Shares         Paid-in   Deficit      Treasury holders'
                        Issued Amount  Capital  Since 1-1-84   Shares  Equity

                            (in thousands except share data)

Balance -
   December 31, 1993   14,936,937 $1,494  $41,930  $(40,152)  $(3,612)  $ (340)

Issuance of Common Shares  14,000      1       12         -         -       13

Net loss                        -      -        -    (2,289)        -   (2,289)

Balance -
December 31, 1994      14,950,937  1,495   41,942   (42,441)   (3,612)  (2,616)

Issuance of
Common Shares             455,000     46      546         -         -      592

Purchase of Common Shares       -      -        -         -      (279)    (279)

Net loss                        -      -        -      (291)        -     (291)

Balance -
December 31, 1995      15,405,937  1,541   42,488   (42,732)   (3,891)  (2,594)

Issuance of
  Common Shares           632,000     63      583         -          -     646

Purchase of Common Shares       -      -        -         -       (220)   (220)

Net income                      -      -        -    10,995          -  10,995

Charge in lieu of income
          taxes (Note 5)        -      -    5,169         -          -   5,169

Balance -
  December 31, 1996    16,037,937 $1,604  $48,240  $(31,737) $(4,111)  $13,996



(1) Represents common shares held in treasury of 678,352 at December 31, 1996, 545,027 at December 31, 1995 and 418,837 at December 31, 1994 and 1993.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        PUBLICKER INDUSTRIES INC.
                         AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                          1996            1995*          1994*
                                                      (in thousands)
Cash flows from operating activities:
  Income (loss) from continuing
   operations                        $ (3,704)       $  (5,266)      $ (5,052)
  Adjustments to reconcile income (loss) to net cash provided by
    (used in) continuing operations:
     Income tax benefit                (2,686)               -              -
     Depreciation and amortization        784              720            800
     Provision for doubtful accounts       15                9             23
     Gain on sale of assets              (290)               -              -
     Gain from repurchase of notes          -              (75)          (640)
     Changes in operating assets and
       liabilities (Note 1)            (5,423)          (2,813)           371
       Net cash provided by (used in)
       continuing operations          (11,304)          (7,425)        (4,498)

  Income (loss) from discontinued
          operations                   14,699            4,975          2,763
  Adjustments to reconcile income to net cash provided by (used in)
     discontinued operations:
     Gain on sale of
      discontinued operations         (19,251)               -              -
     Charge in lieu of income taxes     7,855                -              -
     Decrease (increase) in
 net assets of discontinued operations (6,931)            (679)        (1,029)
       Net cash provided by
       (used in) discontinued operations(3,628)          4,296          1,734
          Net cash provided
     by (used in) operating activities (14,932)         (3,129)        (2,764)

Cash flows from investing activities:
  Proceeds from sale of
    discontinued operations             45,852           2,240          2,010
  Proceeds from sale of assets             601               -              -
  Capital expenditures                  (1,204)         (2,755)          (454)
          Net cash provided
   by (used in) investing activities    45,249            (515)         1,556

Cash flows from financing activities:
  Repurchase or redemption of 13%
        Subordinated Notes              (7,500)         (7,425)        (6,774)
  Borrowings (repayments) under
     revolving credit lines             (3,502)          1,475          2,027
  Proceeds from issuance of term
   loans and notes payable                   -           4,163            634
  Repayment of term loans and
       notes payable                    (2,297)           (282)           (93)
  Proceeds from the issuance
    of common shares                       646             592             13
  Purchase of treasury stock              (220)           (279)             -
          Net cash provided by
  (used in) financing activities       (12,873)         (1,756)        (4,193)

Net increase (decrease) in cash         17,444          (5,400)        (5,401)
Cash - beginning of period                 874            6,274        11,675
Cash - end of period                  $ 18,318            $ 874      $  6,274

* Restated for discontinued operations (Note 2).

The accompanying notes to consolidated financial statements are an integral part of these statements.
Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation
  The consolidated financial statements include the accounts of Publicker Industries Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

Short-term investments
  Short-term investments consist of certain liquid instruments with original maturities of three months or less including U.S. Treasury obligations, repurchase agreements and money market funds.

Inventories
  Inventories are recorded at cost, determined on a first-in, first-out, or
FIFO, basis and do not exceed net realizable values.   Inventories at December
31, 1996 and 1995 consisted of the following:

                                          1996      1995
                                          (in thousands)
  Raw materials and supplies           $ 1,589    $ 1,522
  Work in process                          250        371
  Finished goods                           667        994
                                       $ 2,506    $ 2,887

Depreciation and amortization
  Property, plant and equipment are stated at cost. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Maintenance and repairs totaled $94,000, $71,000 and $110,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Depreciation and amortization is computed using the straight-line method over estimated useful lives of 3 to 7 years for machinery and equipment and 7 to 40 years for buildings and leasehold improvements.

  Goodwill is amortized on a straight-line basis over a forty-year period. Accumulated amortization was $541,000 and $460,000 as of December 31, 1996 and 1995, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of non-discounted cash flows and operating income for each subsidiary having a goodwill balance. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 1996.

Revenue Recognition
  Revenues are generally recorded when title passes to the customer. One of the Company's businesses performs services under long-term contracts. Revenues on long-term contracts are recognized under the percentage-of-completion method of accounting. The percentage-of-completion method of reporting income from contracts takes into account the cost, estimated earnings and revenue to date on contracts not yet completed. The amount of revenue recognized is the portion of the total contract price that the cost expended to date bears to the anticipated final total cost, based on current estimates of costs to complete. Contract cost includes all materials, labor, overhead and subcontract costs related to the projects. In the event a loss on a contract is anticipated, such losses are recorded in full as they are identified. As of December 31, 1996 and 1995, net costs and estimated earnings in excess of billings on uncompleted contracts, which have been reflected as trade receivables, totaled $604,000 and $574,000, respectively, all of which are expected to be billed and collected within one year. Net costs and estimated earnings in excess of billings are billable based on the terms of the contract which may include shipment of the Company's product, achievement of contractual milestones or completion of the contract.





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

Cash Flow Information
  Cash paid for interest during 1996, 1995 and 1994 was $651,000, $1,838,000 and $2,850,000, respectively. Cash paid for income taxes during 1996 was $1,912,000. No income taxes were paid in 1995 and 1994. Changes in operating assets and liabilities consisted of the following:

                                   1996         1995        1994
                                              (in thousands)
         Restricted cash          4,500      $(4,500)    $    -
         Trade receivables          794        1,551     (1,013)
         Inventories                381         (167)     1,267
         Other current assets        48          (85)       278
         Other assets               134         (947)       768
         Trade accounts payable  (1,949)         457        535
         Accrued liabilities     (8,702)       5,997      3,582
         Other non-current
         liabilities               (629)      (5,119)    (5,046)
                                $(5,423)     $(2,813)    $  371


Earnings (loss) per common share
  Net income (loss) per common share is computed using the weighted average number of common shares and the dilutive effect of share equivalents (stock options and warrants) outstanding during each year (17,072,309 in 1996, 14,760,586 in 1995 and 14,523,485 in 1994) using the modified treasury method. The effect of stock options and warrants on the computations for 1995 and 1994 were not included as they were antidilutive.


Note 2 - DISCONTINUED OPERATIONS

  On October 31, 1996, the Company completed the sale of substantially all of the assets of Masterview Window Company, Inc. ("Masterview") for $15,748,000, plus the assumption of certain liabilities. The buyer paid $13,929,000 in cash at closing and deposited $1,076,000. An additional $1,043,000 in cash was received on February 28, 1997. Of the remaining $776,000 balance of the purchase price, $300,000 will be held in escrow for one year from closing to cover potential indemnity claims. The balance of the purchase price, or $476,000, will be held in escrow and released as the Company expends funds for certain environmental remediation activities. On March 29, 1996, the Company sold substantially all of the assets of Fenwal Electronics, Inc. ("Fenwal") for $26,483,000 in cash, plus the assumption of certain liabilities. On
February 16, 1996, the Company sold substantially all of the assets of Bright Star Industries Incorporated ("Bright Star") for $5,540,000, plus the assumption of certain liabilities. Of the purchase price, $100,000 was held in escrow for one year to cover potential indemnity claims. This amount was released from escrow on February 18, 1997. The aggregate pre-tax gain on the sales of Masterview, Fenwal and Bright Star of $22,042,000 was offset by a provision for income taxes of $9,259,000, of which $6,468,000 has been credited directly to additional paid-in capital due to the utilization of pre corporate reorganization tax loss carryforwards (see Note 5).

  On January 31, 1995, the Company sold substantially all the assets of Associated Testing Laboratories, Inc. ("ATL") for $2,240,000 in cash, plus the assumption of certain liabilities.

  Masterview, Fenwal, Bright Star and ATL have been reflected as discontinued operations in the accompanying financial statements. Net sales of discontinued operations for the years ended December 31, 1996, 1995 and 1994 were $27,640,000, $50,530,000 and $54,159,000, respectively. The income from discontinued operations in 1996 of $1,916,000 is net of a charge in lieu of income taxes of $1,387,000.


Note 3 - DEBT

  Debt at December 31, 1996 and 1995 consisted of the following:

                                        1996                 1995
                                               (in thousands)
  Subordinated notes - 13%1          $     -          $     7,500
  Subordinated notes -
    unamortized discount                   -                  (65)
  Credit Agreements2:
    Revolving credit line                  -                3,502
    Term loans                           366                2,076
  Note payable3                        1,396                1,600
  Term loans4                              -                  744
                                     $ 1,762           $   15,357

  Continuing operations:
    Current maturities, including revolving credit line
                                       $ 489            $  8,683
    Long-term debt                     1,273               1,873
                                       1,762              10,556

  Discontinued operations                  -               4,801
                                   $   1,762           $  15,357


  (1) In December 1986, the Company issued $30 million of 13% Subordinated Notes due December 15, 1996. In April 1996, the Company redeemed all of its remaining 13% Subordinated Notes. The redemption price was equal to the principal amount of $7,500,000, plus accrued interest to the redemption date.

  (2) In 1995, the Company's operating subsidiaries entered into a three year $17,060,000 credit agreement ("Loan Agreement"). The Loan Agreement provided for a revolving credit line ("Revolver"), term promissory notes ("Term Notes") and a credit facility for future capital expenditure financing. The Loan Agreement was secured by substantially all of the Company's assets. The interest rate was one and one-half percent (1-1/2%) in excess of the prime rate. In the event the Loan Agreement, or portions thereof, were repaid before maturity, the Company paid a prepayment penalty equal to 3% in year one and 2% in year two.

    In connection with the sale of businesses in 1996, the outstanding borrowings under the Revolver and the Term Notes related to Masterview, Fenwal and Bright Star were repaid. On February 28, 1997, the Company repaid the remaining balances outstanding under the Revolver and Term Notes and terminated the Loan Agreement. As of December 31, 1996, borrowing availability under the Revolver amounted to $609,000. Letters of credit amounting to $275,000 were outstanding under the Revolver as of December 31, 1996.

    The initial drawdown under the Loan Agreement in October 1995 of $7,449,000, together with existing cash, was used to extinguish a revolving credit facility at one of the Company's subsidiaries of $762,000 and to repurchase $7,500,000 face value of 13% Subordinated Notes for $7,425,000 plus accrued interest. The repurchase of the 13% Subordinated Notes satisfied the annual sinking fund payment due December 15, 1995.
    The $75,000 gain on the repurchase was recorded in the fourth quarter of 1995.

  (3) On December 21, 1995, the Company entered into a $1,600,000 note payable in connection with the purchase of a building and land in Chester, Connecticut. The note amortizes on a 120 month straight-line basis, is secured by the building and land and bears a 9% interest rate.

  (4) During 1995 and 1994, the Company issued several term loans for the purpose of financing the acquisition of capital equipment. These loans were repaid in 1996 in connection with the sale of businesses.

    The annual maturities of the Company's long-term debt are as follows (in thousands):

                      Year
                      1997              $        489
                      1998                       134
                      1999                       147
                      2000                       160
                      2001                       176
                      Thereafter                 656
                                             $ 1,762

Note 4 - SHAREHOLDERS' EQUITY

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

  On August 21, 1996, the Company's shareholders approved an increase in the authorized shares of the Company's common stock, par value $.10 per share, from 30,000,000 to 40,000,000. On August 15, 1996, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock. Through December 31, 1996, the Company repurchased 120,200 shares of common stock under the buy-back program for an aggregate cost of $193,000.

Note 5 - INCOME TAXES

  As of December 31, 1996, approximately $89,000,000 of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1997 through 2010, were available to offset future taxable income. The carryforwards expire as follows (in thousands):

                  Year
                  1997              $       4,000
                  1998                      8,000
                  1999                      9,000
                  2000                     12,000
                  2001                      9,000
                  2002-2010                47,000
                                         $ 89,000

  As a result of a corporate revaluation during 1984, tax benefits resulting from the utilization in subsequent years of net operating loss carryforwards existing as of the date of the corporate revaluation will be excluded from the results of operations and directly credited to additional paid-in capital when realized. Approximately $16,000,000 of the Company's U.S. tax loss carryforwards were utilized in 1996. As of December 31, 1996, approximately $12,000,000 of the Company's U.S. tax loss carryforwards predated the corporate revaluation.


  No income tax provision or benefit was recognized in 1995 and 1994 because the tax benefit associated with the Company's operating losses were offset in full by an increase in the valuation allowance. The consolidated provision for income taxes for the year ended December 31, 1996, consisted of the following (in thousands):

                        Current provision
              Federal                     $   358
                State                       2,433
                                            2,791
           Deferred provision
                Federal                      (623)
                State                        (117)
               Change in valuation allowance
                                              740
                                                -

Charge in lieu of income taxes              5,169
Total consolidated income tax provision   $ 7,960

  The difference between the federal statutory tax rate and the effective tax rate for 1996 is as follows:

Federal statutory tax rate                     35.0%
State taxes, net of federal benefit             5.8
Other, net                                      1.2
Actual tax rate                                42.0%

  The significant temporary differences which give rise to the deferred tax provision were as follows (in thousands):

Discontinued operations reserves              $ (893)
Pension expense                                  236
Other, net                                       (83)
                                              $ (740)

  The components of net deferred taxes are as follows:
                                1996                  1995

                                          (in thousands)
Net operating loss carryforward     $ 31,017            $ 36,657
Pension expense                        1,910               2,146
Discontinued operations reserves         851                  75
Depreciation                            (159)               (111)
Other, net                               159                 226
                                      33,778              38,993
Less valuation allowance             (33,778             (38,993)
Net deferred taxes                 $       -             $     -

  As of December 31, 1996, approximately $4,300,000 of deferred tax assets predated the corporate revaluation. Subsequent adjustments to the valuation allowance with respect to such deferred tax assets would be directly credited to additional paid-in capital.





Note 6 - EMPLOYEE BENEFITS

  The Company and its subsidiaries maintain a 401(k) plan for substantially all of the Company's employees. The assets of the Company's 401(k) plan are held by an outside fund manager and are invested in accordance with the instructions of the individual plan participants. The Company sponsors a defined benefit pension plan which was frozen in 1993. Several other defined benefit plans were terminated in 1996 and 1995. These actions did not have any material effect on the Company's financial statements. The assets of the defined benefit pension plan are managed by an outside trustee and consist primarily of guaranteed investment contracts and pooled investment funds.

  The Company's contributions to 401(k) plans totaled $156,000, $181,000 and $145,000 in 1996, 1995 and 1994, respectively. Consolidated pension expense includes amounts related to discontinued product lines and related plant closings in prior years totaling $769,000, $744,000 and $768,000 in 1996, 1995 and 1994, respectively. The Company contributed $26,000, $99,000 and $107,000 in 1996, 1995 and 1994, respectively, to a multi-employer pension plan for certain union employees.

  Net periodic pension cost for Company sponsored defined benefit pension plans for 1996, 1995 and 1994 included the following components:

                                 1996                1995                1994
                                                    (in thousands)
Service cost - benefits earned
during the year               $      -            $      -              $  194
Interest cost on projected
benefit obligation               1,228                 815                 983
Actual return on plan assets      (759)               (305)               (559)
Net amortization and deferral      290                 221                 302
  Net periodic pension cost    $   759              $  731              $  920

The following table sets forth the plans' estimated funded status at December 31, 1996 and 1995.

                                                 1996                   1995
                                                         (in thousands)
Accumulated vested and projected
       benefit obligation                    $ 11,220          $    17,128
Plan assets at fair value                       4,247                9,924
Projected benefit obligation (in  excess of)
less than plan assets                          (6,973)              (7,204)
Unrecognized net (gain) loss                     (461)              (1,011)
Unrecognized net obligation at Ja nuary  1, 1986,
net of amortization                             2,078                2,388
Adjustment to recognize minimum pension liability
                                               (1,502)              (1,376)
Pension liability                            $ (6,858)            $ (7,203)

  Assumptions used in the accounting for pension plans in 1996, 1995 and 1994 were as follows:

                                  1996                1995                1994
Discount rate                     7.25%               7.25%               8.0%
Rate of increase in
 compensation levels               N/A                 N/A                4.0%
Expected long-term
rate of return on assets           8.0%                8.0%               8.0%

  As of December 31, 1996, accrued pension liabilities were $6,858,000, of which $1,200,000 was included in accrued liabilities and $5,658,000 was included in other noncurrent liabilities. As of December 31, 1995, accrued pension liabilities were $7,203,000, of which $1,268,000 was included in accrued liabilities and $5,935,000 was included in other noncurrent liabilities. Accrued liabilities also included accrued payroll and other employment related accruals of approximately $1,346,000 and $1,278,000 as of December 31, 1996 and 1995, respectively.


Note 7 - STOCK OPTIONS AND WARRANTS

  At December 31, 1996, the Company has several fixed stock option plans, which are described below. The Company applies APB Opinion 25 Accounting for Stock Issued to Employees and related interpretations in accounting for its plans. The exercise price of each option granted was equal to the market price of the Company's common stock on the date of grant. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost been determined based on the fair value at the grant dates for awards under the fixed option plans consistent with the method of FASB Statement 123 Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                       1996                    1995
                                  (in thousands except per share data)
        Net Income     As repored   $ 10,995               $   (291)
                       Pro forma    $ 10,470                 $ (953)

 Earnings per share    As reported  $    .65                $  (.02)
                       Pro forma     $   .62                $  (.06)
  For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995: dividend yield of zero; expected volatility of 67 percent; risk-free interest rate of 6%; and expected lives of 5 years.

  Under the stock option plans for directors, officers and key employees adopted by shareholders of the Company, the Company may grant stock options, restricted stock options, stock appreciation rights, performance awards and other stock-based awards equivalent to up to 4,300,000 shares of common stock. The plans are administered by the Board of Directors of the Company. Subject to the express provisions of the plans, the Board has full and final authority to determine the terms of options granted to key employees under the plans including (a) the purchase price of the shares covered by each option, (b) whether any payment will be required upon grant of the option, (c) the individuals to whom, and the time at which, options shall be granted, (d) the number of shares to be subject to each option, (e) when an option can be exercised and whether in whole or in installments, (f) whether the options are immediately transferable, (g) whether the exercisability of the options is subject to risk of forfeiture or other condition and (h) whether the stock issued upon exercise of an option is subject to repurchase by the Company, and
the terms of such repurchase.   The term of the options granted during 1996,
1995 and 1994 was five years from the date of grant and such options were immediately exercisable. The exercise price of each option granted was equal to the market price of the Company's common stock on the date of grant.
Under the Non-employee Director Stock Option Plan, on July 1 of each year commencing July 1994, the Chairman of the Board and the Vice Chairman of the Board shall each automatically receive an option to purchase for five years 125,000 shares of common stock and each other non-employee director shall automatically receive an option to purchase for five years 30,000 shares of common stock.

    A summary of the Company's fixed stock option plans as of December 31, 1996, 1995 and 1994 and changes during the years then ending is presented below:
                            1996              1995            1994

                              Average       Average        Average
                              exercise     exercise        exercise
                          Shares  price   Shares    price   Shares    price
Balance at January 1   2,068,500  $1.45  1,760,000  $1.29  1,751,000   $1.58
Granted                  525,000   1.85    569,500   1.87    490,000    1.53
Exercised               (592,000)  1.09  (255,000)   1.24    (14,000)    .98
Canceled                 (63,000)   .89    (6,000)   1.13   (467,000)   2.65
Balance at December 31 1,938,500    1.6  2,068,500   1.45  1,760,000    1.29

  All of the options outstanding are immediately exercisable when granted. The weighted average fair value of options granted during 1996 and 1995 were $1.21 and $1.16 per share, respectively. The exercise price of stock options outstanding at December 31, 1996 ranges from $1.125 to $2.00 and the weighted average contractual life is approximately 3.1 years.

  In April 1985, the Company issued 1.6 million shares of common stock at $2.50 per share in a private placement. Under the terms of this agreement, the agent for the purchasers received options to buy 400,000 shares of the Company's common stock held in treasury at a price of $2.50 per share for five years, which period was subsequently extended by ten years. These options are held by two members of the Company's Board of Directors.

  In December 1990, pursuant to an employment agreement with an officer, the Company issued options to buy 200,000 shares of the Company's common stock at a price of $1.375 per share for five years. These options were exercised in 1995. In January 1996, the Company issued options to two members of the Company's Board of Directors to buy 200,000 shares of the Company's common stock at a price of $2.50 per share for five years.

  In December 1986, the Company issued $30 million of 13% Subordinated Notes (see Note 3) together with detachable warrants ("Warrants") to purchase 3,600,000 shares of the Company's common stock for five years, which period was subsequently extended by five years. In addition, the Company issued 1,200,000 Underwriter's Warrants to purchase the Company's common stock for
five years, which period was subsequently extended by five years.   At
present, each Warrant and Underwriter Warrant entitles its holder to purchase
1.024 shares of common stock for $1.95 per share (subject to adjustment in certain circumstances). The Warrants, unless exercised, were to expire on December 15, 1996 (December 17, 1996, in the case of the Underwriter's Warrants).

  On November 8, 1996, the Company's Board of Directors, acting upon the recommendation of a special committee of disinterested directors, determined it would be in the Company's best interests to modify the Warrants and Underwriter's Warrants owned by any holder who exercises, at the current exercise price of $1.95 per share of common stock, 25% of the warrants owned on December 15, 1996 (December 17, 1996, in the case of the Underwriter's Warrants). The modification, which is subject to shareholder approval, would result in the following changes to the holder's unexercised Warrants and Underwriter's Warrants (i.e., the 75% balance of the warrants owned on December 15, 1996 or December 17, 1996, as the case may be) (the "Remaining Modified Warrants"):

  (a) Five-Year Extension     The expiration date of the holder's
  Remaining Modified Warrants would be the fifth Anniversary of the date of shareholders approval of the modification (the date of shareholder approval, the "Approval Date").

      (b)     Increased Exercise Price    The exercise price of the holder's
             Remaining Modified Warrants would increase from $1.95 per share to
           (i) $2.00 per share, during the year ending on the first anniversary of the Approval Date, (ii) $2.10 per share, during the year ending on the second anniversary of the Approval Date, (iii) $2.20 per share, during the year ending on the third anniversary of the Approval Date,
     (iv) $2.30 per share, during the year ending on the fourth anniversary of the Approval Date, and (v) $2.40 per share, during the year ending on the fifth anniversary of the Approval Date.

  As of December 31, 1996, a total of 2,257,050 warrants were outstanding entitling the warrant holders to purchase, subject to shareholder approval, an aggregate of 2,311,220 shares of common stock. Members of the Company's Board of Directors hold 2,190,000 warrants. If the Company's shareholders approve the modification, a charge to income will be recorded based on the fair value of the Remaining Modified Warrants as of the Approval Date.

Note 8  - LEASES

  The Company leases certain office space, vehicles, manufacturing equipment and office equipment under operating leases that expire over the next eight years. Certain of these operating leases provide the Company with the option, after the initial lease term, to either purchase the property or renew the lease.

  Minimum payments for operating leases having initial or remaining noncancellable terms in excess of one year are as follows (amounts in thousands):

         Year
         1997                            $           912
         1998                                        874
         1999                                        840
         2000                                        826
         2001                                        840
         Remainder                                 1,053
         Total minimum lease payments    $         5,345

  The Company subleases certain office space. Income under these leases approximates $150,000 annually through the year 2001 and $340,000 for the remainder of the sublease terms. Total rent expense for all operating leases amounted to approximately $958,000 in 1996, $1,254,000 in 1995, and $1,176,000
in 1994.

  The Company and Balfour Investors Inc. ("Balfour"), are parties to a License Agreement, dated as of October 26, 1994, with respect to a portion of the office space leased by the Company in New York City. The Chairman and Vice Chairman of the Company's Board of Directors are the only shareholders of Balfour. The term of the License Agreement commenced on January 1, 1995 and will expire on June 30, 2004, unless sooner terminated pursuant to law or the terms of the License Agreement. The License Agreement provides for Balfour to pay the Company an amount equal to 40% of the rent paid by the Company under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. In addition, Balfour has agreed to reimburse the Company for 40% of the cost of insurance which the Company is obligated to maintain under the terms of its lease with respect to the premises. The base rent payable by Balfour under the License Agreement is $7,724 per month through September 30, 1999 and $8,312 per month thereafter.

Note 9 - BUSINESS SEGMENT INFORMATION

  Reference is made to Item 1 - Description of Business and Segment Information included elsewhere in this Annual Report on Form 10-K.








Note 10 - ENVIRONMENTAL LITIGATION

  On April 12, 1996, a Consent Decree among the Company, the United States Environmental Protection Agency, the U.S. Department of Justice and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. The Company had previously funded $4,500,000 into a court administered escrow account. Following the entry of the Consent Decree, additional payments totaling $4,850,000 were made in April and May of 1996. Further payments totaling $5,000,000 plus interest will be made to the United States and Commonwealth of Pennsylvania over the subsequent six years.

Note 11- SPECIAL CHARGE

  During the fourth quarter of 1995, the Company decided to move the operations of its Greenwald Industries, Inc. subsidiary from a leased facility in Brooklyn, New York to a newly acquired facility in Chester, Connecticut.
A special charge of $1,596,000 was recorded in 1996 which included $627,000 in severance costs associated with 110 terminated employees, $246,000 for lease termination costs and $723,000 for costs related to plant and employee relocation, recruiting and training new personnel and for temporary living allowances. The move was completed by April 30, 1996.



























                                                    Exhibit 3.1
           AMENDED AND RESTATED ARTICLES OF INCORPORATION
                        OF PUBLICKER INDUSTRIES INC.



       Article First. The name of the Corporation shall be PUBLICKER INDUSTRIES INC., and the address of its registered office is 3223 South Delaware Avenue, Philadelphia, Pennsylvania 19102.

       Article Second. The purposes of the Corporation are to have unlimited power to engage in and to do any or all lawful business (including, without limitation, the manufacturing, warehousing, selling, exporting, importing, handling and otherwise trading and dealing in alcohols, chemicals and kindred goods and materials of all kinds and types, and any and all by-products and derivatives thereof) for which corporations may be incorporated under the Business Corporation Law.

       Article Third.  Said Corporation is to exist perpetually.

       Article Fourth. The aggregate number of shares which the Corporation shall have authority to issue shall be 41,136,566 of which 136,566 shares shall be Preferred Stock without par, 1,000,000 shares shall be Class
A Preferred Stock without par value and 40,000,000 shares shall be Common Stock of the par value of $.10 each.

       The following is a description of each class and a statement of the preferences, qualifications, limitations, restrictions, and the special or relative rights granted to or imposed upon the shares of each class:

                           PREFERRED STOCK

       (1) The Preferred Stock is senior and superior to the Class A Preferred Stock and the Common Stock, and the Class A Preferred Stock and the Common Stock are subject to all the rights, privileges, preferences and priorities of the Preferred Stock as herein set forth.

       (2) The shares of the Preferred Stock may be divided into and issued from time to time in one or more series, in any manner permitted by law and as may be determined from time to time by the Board of Directors, each series to be so designated as to distinguish the shares thereof from the shares of all other series and classes. All shares of each series shall be alike in every particular. All shares of the Preferred Stock shall be identical, without distinction between the shares of different series, except as to the following relative rights and preferences, in respect of any or all of which there may be variations between different series, namely:

            (a)  The rate of dividend;

            (b) The premium or premiums, if any, payable upon redemption;

            (c) The premium or premiums, if any, payable in the event of voluntary liquidation, dissolution or winding up;

            (d) The sinking fund provisions, if any, for the redemption or purchase of shares; and

            (e) The terms and conditions on which shares may be converted in the event the shares of any series are issued with the privilege of conversion.

       Authority is hereby expressly granted to and vested in the Board of Directors to establish at any time and from time to time, by resolution or resolutions, one or more series of Preferred Stock and, within the limitations set forth in this Article or prescribed by law, to fix by resolution or resolutions the relative rights and preferences of any series so established, and, without further authorization from the shareholders, except as provided in paragraph (6)(b) of this Article, to cause shares of any such series to be issued for any consideration permitted by law. Authority is also hereby expressly granted to and vested in the Board of Directors to increase from time to time the number of shares of any particular series already established by providing that any unissued shares of Preferred Stock shall constitute part of such series, or to decrease the number of shares of any particular series already established by providing that any unissued shares previously assigned to such series shall not constitute part thereof, or to classify or reclassify any unissued shares of Preferred Stock by fixing or altering the terms thereof in respect of the above mentioned relative rights and preferences and by assigning the same to an existing or newly created series from time to time before the issuance of such shares.

       (3) The Preferred Stock of each series shall receive, and the Corporation shall be bound to pay thereon, dividends at the rate per annum fixed for such series as herein provided, and no more, payable in cash quarterly-yearly on the fifteenth days of March, June, September and December in each year (the periods between such dates, commencing on such dates, are herein designated as "dividend periods"). Such dividends shall be payable as and when declared by the Board of Directors out of the surplus of the Corporation legally available for the payment thereof. Such dividends shall be cumulative, but arrears thereof shall be paid without interest. Such dividends shall accrue on each share from the first day of the dividend period in which such share is issued, except that if any share is issued after the record date fixed for determining the Preferred Shareholders entitled to the dividend for the dividend period during which such share is issued, dividends on such share shall accrue from the first day of the dividend period next following. Such dividends on the Preferred Stock shall be deemed to accrue from day to day, regardless of whether or not the Corporation shall have surplus available for the payment thereof. In case Preferred Stock of more than one series is outstanding, the Corporation in making any dividend payment upon Preferred Stock shall make such dividend payable ratably upon all outstanding shares of Preferred Stock of all series in proportion to the amount of the cumulative dividends (including arrears, if any) to which each outstanding share of Preferred Stock of every series is entitled upon the date of such dividend payment.

       (4) In no event, so long as any Preferred Stock is outstanding, shall any dividend whatsoever be declared or paid, nor shall any distribution (by purchase, redemption, payment to any sinking fund or otherwise) be made, on the Common Stock or on any other class of shares of the Corporation ranking junior to the Preferred Stock (other than a dividend or distribution in Common Stock or other class of shares of the Corporation ranking junior to the Preferred Stock),

            (a)  unless the quarter-yearly dividends on the Preferred
Stock for all past quarter-yearly dividend periods shall have been paid and the quarter-yearly dividend on the Preferred Stock for the current quarter-yearly dividend period shall have been paid or declared and set apart in full for payment;

            (b) unless the Corporation has made all payments, including payments in default, if any, under the requirements of all sinking funds, if any, for the Preferred Stock, due prior to or at the time of such declaration, payment or distribution;

            (c) unless, after giving effect to the payment of the proposed dividend or distribution, the aggregate amount of (i) all such dividends and all such distributions declared or paid subsequent to December 31, 1944 and to and including the date of payment of the proposed dividend or distribution, plus (ii) all dividends on the Preferred Stock and any other shares of the Corporation ranking prior to or on a parity with the Preferred Stock paid or accrued subsequent to December 31, 1944 and to and including the date of payment of the proposed dividend or distribution, and plus (iii) all payments to the sinking fund, if any, for the Preferred Stock or for any other shares of the Corporation ranking prior to or on a parity with the Preferred Stock made or due subsequent to December 31, 1944 and to and including the date of payment of the proposed dividend or distribution, shall not exceed the sum of

       (A) the consolidated net earnings (less any deficits) of the Corporation and its subsidiaries subsequent to December 31, 1944 and to and including the date of payment of the proposed dividend or distribution, plus

       (B) the aggregate net cash consideration received by the Corporation from the issue and sale of shares of Common Stock and any other shares of the Corporation ranking junior to the Preferred Stock (including treasury shares) made subsequent to December 31, 1944 and to and including the date of payment of the proposed dividend or distribution; and

            (d) unless, after giving effect to the payment of the proposed dividend or distribution, the consolidated net current assets of the Corporation and its subsidiaries shall be not less than $10,000,000.

       Nothing contained in subparagraphs (c) and (d) above shall prevent the payment of any such dividend or distribution within sixty (60) days after the date of declaration or resolution of the Board of Directors of the Corporation authorizing the payment thereof if at the date of such declaration or resolution the provisions of subparagraphs (c) and (d) have been complied with, and in determining whether such provisions have been complied with the Board of Directors may rely on financial statements of the Corporation and its subsidiaries to a date not more than ninety (90) days preceding the date of such declaration or resolution and shall take into account the anticipated results from the operations of the Corporation and its subsidiaries from the date of such financial statements to the date of payment of the proposed dividend or distribution.

       (5) So long as any of the Preferred Stock shall remain outstanding, and unless the vote or consent of a greater number of shares of the Preferred Stock shall then be required by law, the consent of the holders of at least a majority in amount of the Preferred Stock at the time outstanding, given in person or by proxy, either in writing (if permitted by law) or at a meeting at which the holders of the Preferred Stock shall vote separately as a class, shall be necessary for the increase in the authorized amount of Preferred Stock; or the creation, authorization or increase in the authorized amount of any shares of the Corporation ranking on a parity with the Preferred Stock.

       (6) So long as any of the Preferred Stock shall remain outstanding, and unless the vote or consent of a greater number of shares of the Preferred Stock shall then be required by law, the consent of the holders of at least two-thirds (2/3) in amount of the Preferred Stock at the time outstanding, given in person or by proxy, either in writing (if permitted by law) or at a meeting at which the holders of the Preferred Stock shall vote separately as a class, shall be necessary for effecting or validating any one or more of the following:

            (a) The creation, authorization, issuance or increase in the authorized amount of any shares of the Corporation ranking prior to the Preferred Stock.

            (b) The issue, sale or other disposition by the Corporation of any shares of Preferred Stock in excess of an initial issue of 100,000 shares, or any shares of the Corporation ranking on a parity with the Preferred Stock.

                 (i) unless immediately thereafter the consolidated net tangible assets of the Corporation and its subsidiaries shall be at least equal to 166-2/3% of the sum of the aggregate principal amount of all outstanding consolidated funded debt of the Corporation and its subsidiaries, plus the aggregate par or involuntary liquidation value in the case of shares without par value of all shares of Preferred Stock and shares of the Corporation ranking prior to or on a parity with the Preferred Stock to be outstanding immediately after such issue, sale or other disposition; and

                 (ii) unless the consolidated net earnings of the Corporation and its subsidiaries for a period of any twelve consecutive calendar months occurring within the period of eighteen consecutive calendar months immediately preceding the calendar month in which such issue, sale or other disposition is made, and the annual average of such consolidated net earnings of the Corporation and its subsidiaries for the last three fiscal years preceding the date of such issue, sale or other disposition, shall in each case have been at least equal to 250% of the aggregate annual dividend requirements on the Preferred Stock and all shares of the Corporation ranking prior to or on a parity with the Preferred Stock to be outstanding immediately after such issue, sale or other disposition;

provided, however, that in making the computations required by the above provisions there shall be excluded all consolidated funded debt, Preferred Stock and shares of the Corporation ranking prior to or on a parity with the Preferred Stock to be retired upon any such issue, sale or other disposition or held in the treasury for retirement, and there shall be excluded from tangible assets the amount thereof required for any such retirement.

       Nothing contained in this subparagraph (b) or subparagraphs (c)(i) or (c)(ii) next following shall prevent any such issue, sale or other disposition or the creation, issuance or assumption of any funded debt within sixty (60) days after the date of the adoption of any resolution of the Board of Directors of the corporation authorizing any such transaction, if at the date of such resolution the provisions of this subparagraph (b) or subparagraphs (c)(i) or (c)(ii), whichever is applicable, have been complied with, and in determining whether such provisions have been complied with the Board of Directors may rely on financial statements of the Corporation and its subsidiaries to a date not more than ninety (90) days preceding the date of such resolution and shall take into account the anticipated results from the operations of the Corporation and its subsidiaries from the date of such financial statements to the proposed date of the consummation of any such transaction.

            (c)  The creation, issuance or
assumption by the Corporation or any subsidiary of any funded debt, provided, however, that this restriction shall not prevent:

                 (i) the creation, issuance or assumption by the Corporation of any funded debt if immediately thereafter the consolidated net tangible assets of the Corporation and its subsidiaries shall be at least equal to 166-2/3% of the sum of the aggregate principal amount of all consolidated funded debt of the Corporation and its subsidiaries plus the aggregate par or involuntary liquidation value in the case of shares without par value of all shares of Preferred Stock and shares of the Corporation ranking prior to or on a parity with the Preferred Stock to be outstanding immediately after such creation, issuance or assumption; provided, however, that there shall be excluded all consolidated funded debt, Preferred Stock and shares of the Corporation ranking prior to or on a parity with the Preferred Stock to be retired upon any such creation, issuance or assumption or held in the treasury for retirement, and there shall be excluded from tangible assets the amount thereof required for any such retirement; or

                 (ii) the creation, issuance or assumption by a wholly-owned subsidiary of the Corporation of any funded debt authorized by the Board of Directors of the Corporation if immediately thereafter (A) the provisions of subparagraph (c)(i) above with respect to the creation, issuance or assumption of funded debt by the Corporation are compiled with, and (B) the net tangible assets of such wholly-owned subsidiary shall be at least equal to 166-2/3% of its funded debt to be outstanding immediately after such creation, issuance or assumption, excluding, however, any funded debt of such wholly-owned subsidiary to be retired upon any such creation, issuance or assumption or held in its treasury for retirement and excluding from tangible assets the amount thereof required for any such retirement; or

                 (iii) the creation by any subsidiary of any funded debt for issuance to, and the issuance or sale thereof to, the Corporation, but the Corporation shall not, without the consent of the holders of the Preferred Stock as required by this paragraph (6), sell or otherwise dispose of funded debt of a subsidiary, except to such subsidiary for retirement, unless prior thereto or at the same time all obligations, indebtedness, shares and other securities whatsoever of such subsidiary owned by the Corporation and any one or more of its subsidiaries are sold or disposed of; provided, however, that any wholly-owned subsidiary may create, issue or assume any funded debt pursuant to the provisions of subparagraph (c)(ii) above or the Corporation may sell or otherwise dispose of funded debt of a wholly-owned subsidiary if the provisions of said subparagraph (c)(ii) above are complied with at the time of any such sale or disposition; or

                 (iv) the extension, renewal or refunding at any time and from time to time of any funded debt permitted under the provisions of this paragraph (6) or outstanding on July 15, 1945 or the extension, renewal or refunding by any subsidiary of any funded debt existing at the time it becomes a subsidiary of the Corporation; provided, however, that the funded debt incurred upon any such extension, renewal or refunding shall not exceed the aggregate principal amount of the funded debt so extended, renewed or refunded and provided further that the mortgages or other liens, if any, created upon any such extension, renewal, or refunding shall not cover any property other than that covered by the mortgages or liens so extended, renewed or refunded.

            (d) The giving by the Corporation or any subsidiary of any guarantee or other similar obligation for the payment of any dividend, debt or other obligation whatsoever of any other corporation, person or persons; provided, however, that this restriction shall not prevent the Corporation or any subsidiary from guaranteeing or becoming surety for the performance of any contract or other obligation of a subsidiary, including any guarantee or other similar obligation by the Corporation of funded debt of a wholly-owned subsidiary if the provisions of subparagraph (c)(ii) above are complied with at the time of the giving of such guarantee or obligation but excluding any other contract or obligation of a subsidiary for the repayment of money borrowed, or the extension, renewal or refunding of any such obligation.

            (e) The issuance by any subsidiary of preference shares except to the Corporation or the issuance by any subsidiary of shares of any other class unless the Corporation or one or more of its subsidiaries shall forthwith acquire such part of such additional shares as may be necessary in order that the proportionate ownership of the Corporation and its subsidiaries in such class shall be maintained, provided, however, that any subsidiary may issue and sell any such shares for the purpose of qualifying any person to serve as a director of any such subsidiary.

            (f) The sale or other disposition by the Corporation or any subsidiary of any shares or other securities whatsoever issued by any subsidiary except to the Corporation, one or more of its wholly-owned subsidiaries and/or the issuing subsidiary for retirement unless prior thereto or at the same time all obligations, indebtedness, shares and other securities whatsoever of such subsidiary owned by the Corporation and any one or more of its subsidiaries are sold or disposed of; provided, however, that the Corporation may sell or otherwise dispose of funded debt of a wholly-owned subsidiary if the provisions of subparagraph (c)(ii) above are complied with at the time of any such sale or disposition.

            (g) The amendment, alteration or repeal of any of the provisions of the Articles of Incorporation or of any certificate or statement amendatory thereof or supplementary thereto, which affects adversely the rights and preferences of the Preferred Stock or of the holders thereof; provided, however, that if any such amendment, alteration or repeal affects adversely the rights and preferences of any particular series of Preferred Stock without proportionately affecting adversely the rights and preferences of the outstanding shares of all series, then like consent by the holders of at least two-thirds ( ) in amount of the Preferred Stock of such particular series at the time outstanding shall also be necessary for effecting or validating any such amendment, alteration or repeal.

            (h) The sale, lease or conveyance by the Corporation of all or substantially all of its property or business or the voluntary parting with the control thereof, or the voluntary liquidation, dissolution or winding up of the business of the Corporation, or the merger or consolidation of the Corporation and any other corporation, except with a wholly-owned subsidiary corporation; provided, however, that this restriction shall not prevent any of the foregoing if simultaneously therewith all outstanding shares of the Preferred Stock shall be redeemed or called for redemption and the redemption price deposited with a bank or trust company has hereinafter provided in paragraph (7) of this Article, or otherwise retired.

       (7) At the option of the Board of Directors, the Corporation may at any time or from time to time redeem the whole or any part of the Preferred Stock by paying therefor in cash $100 per share and an amount equal to unpaid cumulative dividends accrued thereon to and including the date of redemption, and, in the case of shares of any series entitled to a premium, the amount of such premium, such sum being sometimes hereinafter referred to as the "redemption price". Redemption may be made of shares of one or more particular series or of all series as the Board of Directors shall determine. In case of the redemption of only part of the outstanding shares of any series, such redemption shall be effected by lot or pro rata in such manner as the Board of Directors may determine. At least thirty (30) days previous notice by mail, postage prepaid, shall be given to the holders of record of the Preferred Stock to be redeemed, such notice to be addressed to each such shareholder at his post office address as shown by the records of the Corporation. On or after the date of redemption stated in such notice, each holder of Preferred Stock called for redemption shall surrender his certificate for such stock to the Corporation at the place designated in such notice and shall thereupon be entitled to receive payment of the redemption price.
In case less than all shares represented by such surrendered certificates are redeemed, a new certificate shall be issued representing the unredeemed shares. If such notice of redemption shall have been duly given, and if on or before the redemption date funds adequate for the redemption shall have been set aside so as to be and continue available therefor, then, notwithstanding that certificates representing any shares of Preferred Stock so called for redemption shall not have been surrendered, the dividends thereon shall cease to accrue after the date of redemption and all rights with respect to the shares so called for redemption shall forthwith after such redemption date cease except only the right of the holders to receive the redemption price without interest. At any time after giving notice of redemption as aforesaid, of all or any part of the Preferred Stock, the Corporation may deposit with a bank or trust company in the City and State of New York having a capital and surplus aggregating not less than $5,000,000 as a trust fund for the benefit of holders of shares called for redemption, an amount in cash sufficient to pay the redemption price of such shares. From and after the making of such deposit such shares shall not be deemed to be outstanding for any purpose, and the rights of the holders thereof shall be limited to the right to receive the redemption price upon the surrender of the certificates. Any money deposited by the Corporation for the redemption of the Preferred Stock and unclaimed at the end of a period of six years from the date of such deposit shall be repaid to the Corporation upon its request, expressed in a resolution of its Board of Directors, after which repayment the holders of the Preferred Stock shall look only to the Corporation for payment of the redemption price. Subject to the provisions hereof the Board of Directors shall have authority to prescribe the manner in which the Preferred Stock shall be redeemed from time to time. No shares of Preferred Stock redeemed shall be reissued or otherwise disposed of and no Preferred Stock shall be issued in lieu thereof and the Corporation shall from time to time cause all shares redeemed to be retired in the manner provided by law.

       (8) Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the Preferred Stock shall be entitled, before any distribution is made to the Common Stock or any shares of the Corporation ranking junior to the Preferred Stock, to be paid the sum of $100 per share, and an amount equal to all unpaid cumulative dividends, whether earned or declared or not, which have accrued thereon to the date of distribution upon liquidation, and, if such liquidation, dissolution or winding up is voluntary, in the case of shares of any series entitled to a premium, the amount of such premium; and the Preferred Stock shall not be entitled to any further payment. In case the net assets of the Corporation are insufficient to pay all outstanding shares of Preferred Stock of all series the full amount to which they are respectively entitled, then the entire net assets of the Corporation shall be distributed ratably to all outstanding shares of Preferred Stock of all series in proportion to their full preferential amounts (including cumulative dividends and premium, if any) to which each such share is entitled.

       (9) Except as otherwise specifically provided in this Article or as otherwise expressly required by law, the Preferred Stock shall not have any rights to vote for the election of directors or for any other purpose and the Preferred Stock shall not be entitled to any notice of any meeting of shareholders, provided, however, that if and whenever four quarterly dividends (whether or not consecutive) payable on the Preferred Stock shall be in default, in whole or in part, then the holders of the Preferred Stock, voting separately as a class, shall, at the next annual meeting of shareholders and thereafter, be solely entitled to elect one-third of the total number of directors of the Corporation (or if one-third of the total number results in a fraction, then the next higher integral number of directors) and the holders of the Common Stock, voting separately as a class shall be solely entitled to elect the remaining directors.

       At any meeting at which the holders of the Preferred Stock shall be entitled to elect directors, the holders of a majority of the then outstanding shares of the Preferred Stock, whether present in person or by proxy, shall be sufficient to constitute a quorum for the election of, and a plurality of the votes of the holders of the Preferred Stock so present at any such meeting at which there shall be such a quorum, shall be sufficient to elect the directors to be elected by the holders of the Preferred Stock.

       In case of any vacancy or vacancies in the Board of Directors through death, resignation, disqualification, removal or other causes occurring among the directors elected at any time by the holders of the Common Stock, the remaining director(s) elected by the vote of the holders of the Common Stock, although less than a majority of the directors elected by the Common Stock, may elect a successor(s) to hold office for the unexpired term of the director(s) whose place shall be vacant and until the next election of directors by shareholders. In case of any such vacancy or vacancies in the Board of Directors occurring among the directors elected by the holders of the Preferred Stock, the remaining directors(s) elected by the vote of the holders of the Preferred Stock, although less than a majority of the directors elected by the Preferred Stock, may elect a successor(s) to hold office for the unexpired term of the director(s) whose place shall be vacant and until the next election of directors by shareholders.

       Upon the payment in full of all dividends in default on the Preferred Stock at the time of such payment, and provided also that the quarter-yearly dividend on the Preferred Stock for the current quarter-yearly dividend period shall have been paid or declared and set apart in full for such payment, and provided also that all payments in default under the requirements of the sinking fund, if any, for the Preferred Stock have been paid in full, the voting powers of the holders of the Preferred Stock for the election of directors shall terminate and such voting powers shall continue exclusively in the holders of the Common Stock, always subject, however, to the same provisions for the vesting of such voting powers in the holders of the Preferred Stock in cash of any future similar default or defaults in the payment of dividends.

       The holders of shares of stock entitled to vote in the election of directors of the Corporation shall not be entitled to cumulate votes for the purpose of such election.

       (10) No holder of Preferred Stock shall be entitled, as such, as a matter of right, to subscribe for or purchase any part of any new or additional issue of shares of the Corporation of any class whatsoever, or of securities convertible into shares of the Corporation of any class whatsoever, whether now or hereafter authorized, or whether issued for cash, property or services.

       (11) For the purpose of this Article the following terms shall have the following meanings unless the context shall otherwise indicate:

            (a) Consolidated Net Earnings: The term "consolidated net earnings" shall mean the balance remaining after deducting from the consolidated earnings and other income and profits (excluding gains from the sale, conversion or write-up of capital assets, less tax adjustments attributable thereto, and excluding for any accounting period beginning after December 31, 1944, all refunds of taxes attributable to transactions consummated prior to that date) of the Corporation and its subsidiaries, all expenses, charges and reserves (excluding losses from the sale, conversion or write-down of capital assets, less tax adjustments attributable thereto, and excluding for any accounting period beginning after December 31, 1944 any taxes paid, or reserves therefor, attributable to transactions consummated prior to that date) of every character which may properly be deducted in determining consolidated profit and loss in accordance with generally accepted principles of accounting. For the purpose of this paragraph the term "capital assets" shall mean all assets other than current assets and shall include investments in securities.

            (b) Consolidated Current Assets: The term "consolidated current assets" shall mean such assets of the Corporation and its subsidiaries as may properly be so classified in accordance with generally accepted principles of accounting, consolidated in accordance with such principles, but excluding, however, the aggregate amount of such assets subject to purchase money mortgages or any other purchase money liens expressly excluded by the provisions of subparagraph (e) below from the determination of consolidated funded debt of the Corporation and its subsidiaries.

            (c) Current Liabilities: The term "current liabilities" shall mean such liabilities as may properly be so classified in accordance with generally accepted principles of accounting, including the aggregate amount of all purchase money mortgages and all other purchase money liens (whether or not the Corporation or any one or more of its subsidiaries shall be personally liable for the payment thereof) to the extent of payments on account thereof due within one year from the date as of which the determination of current liabilities is made. The term "consolidated current liabilities" shall mean the consolidated current liabilities of the Corporation and its subsidiaries, consolidated in accordance with generally accepted principles of accounting.

            (d) Consolidated Net Current Assets: The term "consolidated net current assets" shall mean the consolidated current assets of the Corporation and its subsidiaries less the consolidated current liabilities of the Corporation and its subsidiaries.

            (e) Funded Debt: The term "funded debt" shall mean all debt maturing by its terms more than one year from the date as of which the determination of funded debt is made and such other debt as may properly be classified as funded debt in accordance with generally accepted principles of accounting, but excluding, however, the aggregate amount of all purchase money mortgages and all other purchase money liens payable by their terms more than one year from the date as of which the determination of funded debt is made, if neither the Corporation nor any subsidiary shall be personally liable for the payment thereof. The term "consolidated funded debt" shall mean all funded debt of the Corporation and its subsidiaries, consolidated in accordance with generally accepted principles of accounting.

            (f) Tangible Assets: The term "tangible assets" shall mean all assets at their net balance sheet values (after deducting related depreciation and other valuation reserves), including, without limitation, indebtedness and securities owned (including claims for post-war refunds of excess profit taxes) and prepaid expenses, excluding, however, treasury shares, rights in patents, trademarks and copyrights, goodwill, unamortized debt discount and expense and other items of similar nature and excluding the aggregate amount of such assets subject to purchase money mortgages or any other purchase money liens expressly excluded by the provisions of subparagraph (e) above from the determination of consolidated funded debt of the Corporation and its subsidiaries.

            (g) Net Tangible Assets: The term "net tangible assets" shall mean tangible assets less current liabilities and less all other liabilities (including all reserves) other than funded debt and all purchase money mortgages and other purchase money liens expressly excluded by the provisions of subparagraph (e) above from the determination of funded debt. The term "consolidated net tangible assets" shall mean the net tangible assets of the Corporation and its subsidiaries, consolidated in accordance with generally accepted principles of accounting.

            (h) Subsidiary: The term "subsidiary" or "subsidiaries" shall be deemed to mean and include any corporation not less than 66-2/3% of the voting shares (not including shares having voting power only upon the happening of an event of default) of which is at the time owned, directly or indirectly, by the Corporation.

            (i) Wholly-Owned Subsidiary: The term "wholly-owned subsidiary" shall be deemed to mean and include any corporation, of which all shares (except directors' qualifying shares) of every class whatsoever and all option rights and securities convertible into or evidencing the right to purchase any such shares are at the time owned by the Corporation and/or by one or more other corporations of which all such shares, option rights and convertible securities are at the time owned by the Corporation.

       Whenever in this Article reference is made to shares of the Corporation ranking prior to or junior to, or on a parity with, the Preferred Stock, such reference shall be deemed to apply to shares ranking prior or junior to, or on a parity with, the Preferred Stock as to dividends or assets.

       The Board of Directors may, but shall not be required to, obtain the certificate of any firm of independent, certified or public accountants selected by it (who may be the accountants who regularly audit the books of the Corporation) in regard to any computations referred to in this Article, and said certificate shall be conclusive evidence as to such computations and any computations so made shall be binding upon and conclusive as to all shareholders of the Corporation.


                       CLASS A PREFERRED STOCK

       (12) Unless the context demands otherwise, reference to "Preferred Stock" shall not be deemed to refer to "Class A Preferred Stock" and references to "Class A Preferred Stock" shall not be deemed to refer to "Preferred Stock."

       (13) Subject to all the rights, privileges, preferences and priorities of the Preferred Stock, as set forth above, up to 1,000,000 shares of Class A Preferred Stock without par value may be issued by the Board of Directors in one or more series. Class A Preferred Stock in each such series shall have full, limited, multiple, fractional or no voting rights, and such designations, preferences, qualifications, privileges, limitations, restrictions, options, conversion rights, and other special or relative rights as shall be fixed from time to time by resolution of the Board of Directors providing for the issue of such shares.

       (14) Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, after the Preferred Stock has been paid in full the sum of $100 per share and an amount equal to all unpaid cumulative dividends, whether earned or declared or not, accrued thereon to the date of distribution upon liquidation, and, in the case of shares of any series entitled to premiums, the amount of such premium, the Class A Preferred Stock shall be paid in full all amounts to which it is entitled on redemption including accrued but unpaid dividends and premiums if any, to the extent that remaining net assets of the Corporation are available for such payment.

                             COMMON STOCK

       (15) The Common Stock is junior to the Preferred Stock and the Class A Preferred Stock and is subject to all the rights, privileges, preferences and priorities of the Preferred Stock and the Class A Preferred Stock as herein set forth.

       (16) Subject to all the rights of the Preferred Stock and the Class A Preferred Stock, dividends may be paid on the Common Stock as and when declared by the Board of Directors out of the surplus of the Corporation legally available for the payment thereof.

       (17) Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, after the Preferred Stock has been paid in full the sum of $100 per share and an amount equal to all unpaid cumulative dividends, whether earned or declared or not, accrued thereon to the date of distribution upon liquidation, and, in the case of shares of any series entitled to a premium, the amount of such premium, and after the Class A Preferred Stock shall be paid in full all amounts to which it is entitled upon redemption, including accrued but unpaid dividends and premiums, if any, the remaining net assets of the Corporation shall be distributed pro rata to the Common Stock.

       (18) Except to the extent that any resolution of the Board of Directors providing for the issue of any series of Class A Preferred Stock expressly provides for voting rights with respect to such series of Class A Preferred Stock, and except to the extent, if any, that the law may prohibit the denial by the Articles of Incorporation as amended of the right to vote to the Preferred Stock or the Class A Preferred Stock and except as expressly provided in the Articles of Incorporation as amended with respect to the Preferred Stock, the Common Stock shall have the exclusive voting rights for the election of directors and for all other purposes, each holder of Common Stock on the date fixed for determining shareholders entitled to vote being entitled to one vote for each share thereof held of record by him, with the right of cumulative voting in all elections of directors as provided in paragraph (9) of this Article; and, except as otherwise required by law or as expressly provided in the Articles of Incorporation as amended or in any resolution of the Board of Directors providing for the issue of any series of Class A Preferred Stock, any action whatsoever shall be effective or valid if taken or authorized by the affirmative vote or a majority in number of the aggregate number of votes to which the holders of all of the shares of Common Stock shall be entitled without any vote or consent by the holders of the Preferred Stock or the Class A Preferred Stock; provided, however, that this provision shall not be construed to require the authorization by such affirmative vote of the Common Stock in any case where under the laws applicable to this Corporation the action in question may be taken without such authorization.

       (19) No holder of Common Stock shall be entitled, as such, as a matter of right, to subscribe for or purchase any new or additional issue of shares of Preferred Stock or Class A Preferred Stock or of any new class of shares or of any option rights or securities convertible into or evidencing the right to purchase Preferred Stock or Class A Preferred Stock or any such new class of shares, whether now or hereafter authorized, or whether issued for cash, property or services. The Corporation may, in any manner permitted by law, issue shares of Common Stock, whether now or hereafter authorized, or of any new class of Common Stock, or option rights or securities convertible into or evidencing the right to purchase such shares, for any consideration other than money without first offering the same for subscription to the holders of the then outstanding Common Stock and no holder of Common Stock shall be entitled, as such, as a matter of right, to subscribe for or purchase any such shares, option rights or convertible securities so to be issued.


                       $4.75 PREFERRED STOCK

       Article Fifth.

       (1) There is established a series of the Preferred Stock of the Corporation, the designation of which shall be "$4.75 Preferred Stock"; and the relative rights and preferences of such series are hereby fixed and determined as follows:

            (a)  The rate of dividends upon the shares of $4.75
Preferred Stock shall be $4.75 per annum.

            (b) The premium payable upon the redemption of shares of the $4.75 Preferred Stock, otherwise than by the sinking fund, shall be $1 per share.

            (c)  The premium payable on shares of the $4.75 Preferred
Stock in the event of voluntary liquidation, dissolution or winding up of the Corporation shall be $1 per share.

            (d)  The $4.75 Preferred Stock shall be entitled to the
benefit of a sinking fund as set forth in this paragraph (d). On or before September 1 of each year (herein called the "sinking fund payment date") commencing with the year 1946, so long as any shares of $4.75 Preferred Stock remain outstanding, the Corporation shall make available as a sinking fund for the redemption of the $4.75 Preferred Stock a sum of money equal to 10% of the consolidated net earnings of the Corporation and its subsidiaries (as defined in paragraph (11) of Article Fourth of the Articles of Incorporation of the Corporation, as amended) for the twelve months' period ended December 31 next preceding the sinking fund payment date after deducting from said consolidated net earnings an amount equal to the full dividend requirements for such twelve months' period on all shares of $4.75 Preferred Stock outstanding during such period; but in no event shall such sum of money be in excess of an amount sufficient to so redeem on October 15 next following 4% of the largest amount of $4.75 Preferred Stock at any time outstanding prior to such September 1. Such sinking fund payments shall be cumulative. The money made available as a sinking fund shall be applied to the redemption on said October 15 of shares of $4.75 Preferred Stock determined by lot at the following prices plus in
each case accrued dividends to the redemption date;   $2 if redeemed on or
before October 15, 1950, and $1 if redeemed thereafter; provided, however, that if the moneys in the sinking fund on any September 1 (including the payment made on that date) shall not be sufficient to redeem at least 250 shares, then the Corporation, at its election, need not redeem any shares on the next succeeding October 15 and such moneys shall be added to the next sinking fund payment unless used in the meantime to purchase shares of $4.75 Preferred Stock at the best prices obtainable by the Corporation considering the amount purchased, not exceeding, however, the then applicable sinking fund redemption price. In any year the Corporation, instead of making available all or part of said sum in cash, may surrender to the sinking fund, not later than September 1, shares of $4.75 Preferred Stock which, after being outstanding, have been purchased or otherwise acquired by the Corporation and have not previously been surrendered to the sinking fund and the Corporation shall be credited against the cash sinking fund requirements of that year with a sum equal to the cost of such shares, not exceeding, however, the redemption price as of the next succeeding October 15.

       No sinking fund payment shall be made if there is an existing default in the payment of dividends on the $4.75 Preferred Stock, except that $4.75 Preferred Stock purchased by the Corporation prior to any existing default may be surrendered to the sinking fund. During the continuance of any such default in the payment of dividends no moneys in the sinking fund shall be used to purchase or redeem $4.75 Preferred Stock except moneys required to redeem shares of $4.75 Preferred Stock designated for redemption in any notice of redemption given prior to any such default and purchases pursuant to a pro rata offering to the holders of all outstanding $4.75 Preferred Stock. No $4.75 Preferred Stock surrendered to the sinking fund shall be reissued or otherwise disposed of and no $4.75 Preferred Stock shall be issued in lieu thereof and the Corporation may from time to time cause all shares so surrendered to be retired in the manner provided by law. After all shares of $4.75 Preferred Stock have been so retired any balance remaining in the sinking fund shall become part of the general funds of the Corporation.

       The provisions of paragraph (7) of Article Fourth of the Articles of Incorporation of the Corporation, as amended, relating to the method of redemption of $4.75 Preferred Stock shall be applicable to the redemption of shares by the sinking fund.

       (2) Of the one hundred thirty-six thousand five hundred sixty-six (136,566) shares of Preferred Stock authorized by the Articles of Incorporation of the Corporation, as heretofore amended, thirty-six thousand five hundred sixty-six (36,566) shares are hereby assigned to the series established by Section 1 of this Article, designated "$4.75 Preferred Stock," and established as said series.

                                                            PUBLICKER
INDUSTRIES INC.                         Exhibit 11
                 AND SUBSIDIARY COMPANIES

                 CALCULATION OF EARNINGS PER SHARE
                             (Unaudited)


                                                 Year Ended december 31,
                                            1996(a)        1995(b)      1994(b)

                                           (in thousands except per share data)

Income (loss) from continuing operations    $ (3,704) $ (5,266)    $ (5,052)
Add - Interest savings, net
  of tax effect                                  187         -            -
Adjusted income (loss) from
continuing operations                         (3,517)   (5,266)      (5,052)

Income and gains from discontinued operations 14,699     4,975        2,763

Adjusted net income (loss)                  $ 11,182    $ (291)    $ (2,289)


Average common shares                         15,294    14,761       14,523
Add - Stock options and
  common stock purchase warrants               1,778         -            -
Adjusted common shares                        17,072    14,761       14,523


Earnings (loss)  per common share
  Continuing operations                      $  (.21)   $ (.36)     $  (.34)

Discontinued operations                          .86       .34          .19
                                               $ .65    $ (.02)      $ (.15)



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











                                                PUBLICKER INDUSTRIES INC.
                                        Exhibit 21
  AND SUBSIDIARY COMPANIES

  LIST OF SIGNIFICANT SUBSIDIARIES




                                               State of Jurisdiction
Subsidiary                                      of Incorporation

Boxsterview, Inc.                                          Delaware
Continental Distilling Corporation                         Delaware
Darkrats, Inc.                                             Delaware
Fentronics, Inc.                                           Delaware
Greenwald Industries, Inc.                                 Delaware
Hanten Acquisition Co.                                     Delaware
Kidde Systems, Inc.                                        Delaware
LTA Disposition Corporation                                Delaware
Nevco Housewares, Inc.                                     Delaware
Orr-Schelen-Mayeron & Associates, Inc.                    Minnesota
Publicker Chemical Corporation                            Louisiana
Publicker Gasohol, Inc.                                    Delaware
Publicker, Inc.                                            Delaware
Rouglas-Dandall, Inc.                                      Delaware
Sagrocry, Inc.                                         Pennsylvania

                                            PUBLICKER INDUSTRIES INC.
                                      Exhibit 23
                      AND SUBSIDIARY COMPANIES

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

Stamford, Connecticut
March 27, 1997