Form 10-K/A
period 1996-12-31
PUBLICKER INDUSTRIES INC
filed 1997-04-30
CIK 81050

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549

                        FORM 10-K/A

                      Amendment No. 1
                              _________________
     (Mark One)

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

       Documents Incorporated By Reference: None


                         PART III

     Items 10,11, 12 and 13 are hereby amended in their entirety as follows:

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
     REGISTRANT

                                  The Company currently has six
     directors, all of whom were elected at the Annual Meeting of Shareholders held on August 21, 1996. All directors serve until the next election of directors or until their successors are chosen and have qualified.

                                  Set forth below as to each
     director nominated for reelection as a director of the Company is information regarding age (as of March 31, 1997), position with the Company, principal occupation, business experience, period of service as a director of the Company and directorships currently held.

                                  HARRY I. FREUND: Age 57;
     Director of the Company since April 12, 1985. Chairman of the Board since December 1985. Since 1975, Mr. Freund has been Chairman of Balfour Investors Inc. (formerly known as Balfour Securities Corporation), a merchant banking firm that had previously been engaged in a general brokerage business. Mr. Freund is also Vice Chairman of the Board of Directors of Glasstech, Inc and Vice Chairman of the Board of Directors of Equitable Bag Co., Inc.

                                  JAY S. GOLDSMITH: Age 53;
     Director of the Company since April 12, 1985. Vice Chairman of the Board since December 1985. Since 1975, Mr. Goldsmith has been President of Balfour Investors Inc. Mr. Goldsmith is also Chairman of the Board of Directors of Glasstech, Inc and Chairman of the Board of Directors of Equitable Bag Co., Inc.

                                  DAVID L. HERMAN: Age 83;
     Director of the Company since April 12, 1985. Mr. Herman was President and Chief Executive Officer of the Company from March 31, 1986 until March 8, 1995. Prior to 1986, Mr. Herman was an independent consultant advising clients on the reorganization of businesses and potential acquisitions. Prior thereto, Mr. Herman was the sole owner of Darman Tool and Manufacturing Company, a private company engaged in the manufacture of appliances and photocopying machines. Mr. Herman is a director of Equitable Bag Co., Inc.

                                  CLIFFORD B. COHN: Age 45;
     Director of the Company since July 31, 1980. Vice President of Government Affairs of the Company from April 1, 1982 to November 20, 1984. Since 1977, Mr. Cohn has been engaged in the private practice of law in Philadelphia, Pennsylvania. Mr. Cohn is a director of Glasstech, Inc.

                                  L. G. SCHAFRAN: Age 58; Director
     of the Company since December 3, 1986. Mr. Schafran is the Managing General Partner of L. G. Schafran & Associates, a real estate investment and advisory firm established in October 1984. For more than five years prior thereto, Mr. Schafran was a senior officer in The Palmieri Company, specializing in the acquisition, management and disposition of distressed properties. Mr. Schafran is a director of Glasstech, Inc., Capsure Holdings Corp.,
     Dart Group Corp. and its two publicly traded affiliates: Trak Auto Corp. and Crown Books Corp. Mr. Schafran is also a trustee of National Income Realty Trust, Chairman of the Board of Delta-Omega Technologies, Inc. and Chairman of the Executive Committee of Dart Group Corp.

     JAMES J. WEIS: Age 48; President, Chief Executive Officer and Director of the Company since March 8, 1995. Mr. Weis joined the Company in September 1984 as Assistant to the President and was elected Vice President in November 1984, Chief Financial Officer and Secretary in April 1986, Executive Vice President - Finance in August 1989 and President, Chief Executive Officer and Director in March 1995.

                                  The information with respect to
     the executive officers of the Company required by this item is set forth in Item 1A of this Form 10-K.







     ITEM  11.  EXECUTIVE COMPENSATION

                                  The following tables set forth
     information concerning the cash compensation, stock options and retirement benefits provided to the Company's executive officers. The notes to these tables provide more specific information concerning compensation. The Company's compensation policies are discussed in the Compensation Committee Report on Executive Compensation.

              Summary Compensation Table
                  Annual Compensation            Long-Term Compensation
                                                 Awards        Payouts
                                                         Other      Restricted
                                                         Annual        Stock
Name and Principal Position Year   Salary   Bonus(1)   Compensation    Awards
James J. Weis               1996  $325,000  $200,000      $ -         $  -
President, Chief Executive  1995   315,737   130,000        -            -
Officer and Director        1994   233,750   100,000        -            -

                              Options/                            All Other
                             SAR's (#)(2)     LTIP Payouts      Compensation
                             100,000          $     -            $9,698  (3)
                             100,000                -             9,641  (3)
                              60,000                -             8,728  (3)


                                                          Other    Restricted
                                                          Annual      Stock
Antonio L. DeLise (5)        Year  Salary     Bonus(1) Compensation   Awards
Vice President, Chief
Financial Officer and        1996   149,561    85,000        -           -
Secretary                    1995    98,438    40,000        -           -

                               Options/                             All Other
                              SAR's (#)(2)    LTIP Payouts        Compensation
                               50,000               -               8,148 (4)
                               25,000               -               2,100 (4)




(1)Reflects bonus earned during the fiscal year. In some instances all or a portion of the bonus was paid during the next fiscal year.
(2)Options to acquire shares of Common Stock.
(3)Consists of $4,750, $4,620 and $4,620 in contributions to the Company's 401(k) plan for 1996, 1995 and 1994, respectively, and $4,948 $5,021 and $4,108 for term life and disability insurance premiums paid on behalf of Mr. Weis for 1996, 1995 and 1994, respectively.
(4)Consists of $4,750 in contributions to the Company's 401(k) plan for 1996 and $3,398 and $2,100 for term life and disability insurance payments paid on behalf of Mr. DeLise for 1996 and 1995, respectively.
(5)Mr. DeLise joined the Company in April 1995.



                      Stock Options Granted During 1996

                                                           Potential
                              Realizable Value
                 Individual Grants
                                                  Potential Realizable Value
                   % of Options                    at Assumed Annual Rates of
           Options  Granted to all Exercise Price  Stock Price Appreciation
Name    Granted(3) Employees Per Share Expiration  For Five Year Option Term (1)
                                                      Date    5%          10%
James J. Weis        100,000     54.1%   $1.5625   8/21/01  $43,169     $95,392

Antonio L. DeLise     50,000     27.0%    1.5625   8/21/01   21,584     47,696

All Shareholders(2)      N/A      N/A        N/A       N/A 6,630,578 14,651,844

Named officers' gain as % N/A     N/A        N/A       N/A      .98%      .98%
of all shareholders' gain


     (1)     The potential gain is calculated from the closing price of
                  Common Stock of $1.5625 per share on August 21, 1996, the date of grant to executive officers. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall market conditions. There can be no assurance that the amounts reflected in this table will be achieved.
     (2)     Based on the number of shares outstanding at December 31, 1996.
     (3)     Options granted under the Company's 1993 Long-Term Incentive Plan expire five years from the date of grant.


                 Aggregated Stock Options Exercised in 1996
                   and December 31, 1996 Option Values
             Exercised in 1996          Unexercised at December 31, 1996
       Shares     Value   Number of Options Value ofIn-the-Money Options (1)
    Acquired  Realized Exercisable Unexercisable   Exercisable    Unexercisable
Name of Executive
James J. Weis 60,000  $ 86,250   320,000    -       $  -             $    -

Antonio L. DeLise  -         -    75,000    -          -                  -




(1)These values are based on the December 31, 1996 closing price for the Company's stock on the OTC Bulletin Board of $1.4375 per share.



                 Retirement Income Plan

          Effective December 31, 1993, benefits under the Publicker Retirement Plan (the "Plan") were frozen. Accordingly, Plan participants will accumulate no additional credited service, and earnings subsequent to December 31, 1993 will no longer have an impact on accumulated benefits. The annual benefits payable upon retirement for Mr. Weis is $23,831. The foregoing amount is based on a straight life annuity. Retirement benefits are payable at age 65 to married employees in the form of a 50% joint and survivor annuity with their spouses, at a reduced amount, unless they elect to receive a straight life annuity. Single employees receive a straight life annuity. The foregoing benefit amount is not subject to any deduction for Federal Insurance Contributions Act or other offset amounts.

                   Stock Option Plans

          Under the 1991 Stock Option Plan for directors, officers and key employees adopted by shareholders of the Company in 1992, the Company has been authorized to grant nonqualified stock options to purchase up to 750,000 shares of Common Stock. Under the 1993 Long-Term Incentive Plan and the Non-employee Director Stock Option Plan adopted by shareholders of the Company in 1994, the Company may grant stock options, restricted stock options, stock appreciation rights, performance awards and other stock-based awards equivalent to up to 3,550,000 shares of Common Stock. To date, the Company has granted only stock options pursuant to such plans.

          The plans are administered by the Board of Directors of the Company. Subject to the express provisions of the plans, the Board of Directors has full and final authority to determine the terms of all options granted under the plans including (a) the purchase price of the shares covered by each option, (b) whether any payment will be required upon grant of the option, (c) the individuals to whom, and the time at which, options shall be granted, (d) the number of shares to be subject to each option, (e) when an option can be exercised and whether in whole or in installments, (f) whether the exercisability of the options is subject to risk of forfeiture or other condition and (g) whether the stock issued upon exercise of an option is subject to repurchase by the Company, and the terms of such repurchase.

           Under the 1991 Stock Option Plan, the term of options shall be for such period as the Board of Directors shall determine, but shall not in any event exceed 12 years from the date of the option's grant. Under the 1993 Long-Term Incentive Plan, the term of options granted shall be prescribed by the Board of Directors, provided, however, that no stock option may be exercised after five years from the date it is granted. Under the Non-employee Director Stock Option Plan, on July 1 of each year commencing with July 1, 1994, the Chairman of the Board and Vice Chairman of the Board shall each automatically receive an option to purchase for five years 125,000 shares of common stock and each other non-employee director shall automatically receive an option to purchase for five years 30,000 shares of common stock.

          During the year ended December 31, 1996, no stock options were granted to any executive officers of the Company other than options granted under the 1993 Long-Term Incentive Plan. During such year, the Company granted 100,000 options to Mr. Weis and 50,000 options to Mr. DeLise. During 1996, the following directors and officers exercised options: Mr. Freund -- 125,000; Mr. Goldsmith -- 125,000; Mr. Weis -- 60,000; Mr. Cohn -- 30,000; and Mr. Schafran -- 30,000.

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

          In the event the Company discontinues the services (as defined below) of one of the above-named individuals as a director or officer, as the case may be, following a change in control, the individual will be entitled to receive in a lump sum within 10 days of the date of discontinuance, a payment equal to 2.99 times the individual's average annual compensation for the shorter of (i) the five years preceding the change in control, or (ii) the period the individual received compensation from the Company for personal services. Assuming a change in control of the Company and the discontinuance of an individual's services were to occur at the present time, payments in the following amounts (assuming there are no excess parachute payments, as defined below) would be made pursuant to the change in control agreements: Mr. Freund --
     $891,207; Mr. Goldsmith -- $891,207; Mr. Herman -- $560,593 and Mr.
     Weis -- $1,278,402. In the event any such payment, either alone or together with others made in connection with the individual's discontinuance, is considered to be an "excess parachute payment"
     (as defined in the Internal Revenue Code of 1986, as amended (the "Code")), the individual is entitled to receive an additional payment in an amount which, when added to the initial payment, results in a net benefit to the individual (after giving effect to excise taxes imposed by Section 4999 of the Code and income taxes on such additional payment) equal to the initial payment before such additional payment. The Company shall be deemed to have discontinued an individual's services if any of the following occurs: (i) he is terminated as an employee of the Company for any reason other than conviction of a felony or any act of fraud or embezzlement, his disability for six consecutive months or his death, (ii) failure to elect and maintain him in the office which he now occupies, (iii) failure of the Board of Directors to include him in the slate of directors recommended to stockholders, (iv) a reduction in his salary or fringe benefits, (v) a change in his place of employment or excessive travel or (vi) other substantial, material and adverse changes in conditions under which the individual's services are to be rendered. Since the change in control agreements would require large cash payments to be made by any person or group effecting a change in control of the Company absent the assent of a majority of the Continuing Directors, these agreements may discourage hostile takeover attempts of the Company.

          The change in control agreements would have expired on December 1, 1996 but have been and will continue to be automatically extended for a period of one year on each December 1, unless terminated by either party prior to any such December 1. In the event a change in control occurs during the term of any of the agreements, including any extension thereof, the term of such agreements shall automatically be extended to three years from the date of such change in control.

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

          Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K in whole or in part, the following report and the Performance Graph shall not be incorporated by reference into any such filing.

     COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

          The Compensation Committee of the Board of Directors, consisting entirely of outside directors, approves all of the policies under which compensation is paid or awarded to the Company's executive officers. The present members of the Compensation Committee are Jay
     S. Goldsmith, Clifford B. Cohn and L. G. Schafran. The Company's compensation program for executive officers currently consists of salary and bonuses and periodic grants of qualified and nonqualified stock options. The elements of this program have different purposes. Salary and bonus payments are primarily designed to reward current and past performance, while stock option grants are designed to provide strong incentives for long-term future performance, and are generally forfeited should the executive officer leave the Company before retirement. All stock option grants are made under the Company's stock option plans which have been approved by the Company's shareholders. The granting of stock options is directly linked to the shareholders' interests since the value of the grants will increase or decrease based upon the future price of the Company's stock.

          In determining the executive compensation to be paid or granted during 1996, the Committee considered several factors. These included the assessment of the future objectives and challenges facing the Company as well as the subsidiary dispositions which were consummated in 1996. In view of the Company's efforts to achieve profitability, the Committee's actions have been guided less on quantitative measures of operating results than on other goal-directed endeavors such as the Company's acquisitions and dispositions, elimination and rationalization of underperforming operations and the efforts of the executive personnel to bring about improvements in the operations and profitability of the Company's subsidiaries. The Committee's decisions concerning the compensation of individual executive officers during 1996 were made in the context of historical practices and the current competitive environment together with the need to attract and retain highly qualified executives who will be best able to achieve the successes needed by the Company. The Committee also considered the fact that the Company has had only two executive officers and the effect this has on their workload and diversity of responsibilities.

     BASES FOR CHIEF EXECUTIVE OFFICER COMPENSATION

          In 1996, Mr. Weis received total cash payments of $525,000 in salary and bonus (as shown in the Summary Compensation Table above). In addition, options to purchase 100,000 shares of Common Stock were granted to Mr. Weis during 1996 under the Company's 1993 Long-Term Incentive Plan. The Compensation Committee considered the 1996 compensation appropriate in light of his performance with respect to implementing strategic initiatives for the Company. The Committee noted Mr. Weis' considerable efforts to revitalize the Company, his direct involvement in the significant transactions of the Company during 1996 and his knowledge and historical perspective of the Company's problems and issues.

          This report is submitted by the members of the Compensation Committee of the Board of Directors.

                                   Compensation Committee
                                   Jay S. Goldsmith
                                   Clifford B. Cohn
                                   L. G. Schafran

FIVE YEAR PERFORMANCE GRAPH: 1991 - 1996

          The annual changes for the five year period from 1991 through 1996 are based on the assumption that $100 had been invested in Publicker common stock and each index on December 31, 1991 (as required by SEC rules), and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarters. The total cumulative dollar returns shown in the graphs represent the value that such investments would have had on December 31, 1996.

                 1991 1992 1993 1994 1995 1996
     Publicker    100  107  147  253  253  153
     Peer Group   100  134  142  106  106  115
     Composite    100  104  119  118  153  185
     *Based on Media General Composite Group
     **Based on Media General Multi-industry Group of 13 companies with market capitalization of under $100 million.



          The peer group index is based on all companies contained in the Multi-industry Group of Media General Financial Services with a market capitalization of under $100 million as of December 31, 1996. The returns of each component issuer of the peer group have been weighted according to the respective issuer's stock market capitalization at the beginning of each period for which a return is indicated. This group was selected since the diversity of the Company's operations does not place it within any more specific industry group. In addition, the market capitalization criteria was applied to eliminate from comparison those multi-industry companies that are extremely large. The resulting peer group consists of the following thirteen companies for 1996: American Pacific Corp., ARC International Corp., Autocam Corp., Intelect Communications System Ltd., Met-Pro Corporation, Pacific Dunlop Ltd. ADR, Prime Equities International, Quixote Corp., SL Industries Inc., Somerset Group Inc., TCC Industries, Inc., Triton Group Ltd. and Tyler Corp. There were no additions to this peer group during 1996. Drew Industries Inc. was removed from the peer group for 1996.

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

          Messrs. Freund, Goldsmith, Herman and Weis are each party to an agreement with the Company providing for payments to them under certain circumstances following a change in control of the Company. See "Employment and Change in Control Agreements."

          On March 8, 1995, following Mr. Herman's retirement as President of the Company, the Company and Mr. Herman entered into an informal Consulting Agreement pursuant to which Mr. Herman will render consulting services to the Board of Directors of the Company. The Consulting Agreement has an indefinite term and provides for a monthly consulting fee at a rate of $20,000 per year. The services to be rendered to the Company by Mr. Herman include consultation on acquisitions and divestitures, litigation and other matters. The Consulting Agreement is terminable at any time by the Company or Mr. Herman.

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

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The Compensation Committee of the Board of Directors, which consists entirely of outside directors, reviews the compensation of key employees of the Company. The present members of the Compensation Committee are Jay S. Goldsmith (Chairman), Clifford B. Cohn and
     L.G. Schafran. See "Item 13 Certain Relationships and Related Party Transactions".



     ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

                       Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of March 31, 1997, except as otherwise noted, the beneficial ownership of the Company's Common Stock by each person who owns of record or is known by the Company to own beneficially more than 5% of the Common Stock of the Company. All information with respect to beneficial ownership has been furnished to the Company by the respective shareholders of the Company.



                                        Amount and Nature of
Name and Address of Beneficial Owner    Beneficial Ownership(1) Percent of Class
     Harry I. Freund                      2,225,772 (2)          13.7%
     c/o Balfour Investors, Inc.
     620 Fifth Avenue
     Rockefeller Center
     New York, NY  10020


     Jay S. Goldsmith                     2,227,272  (3)          13.7%
     c/o Balfour Investors, Inc.
     620 Fifth Avenue
     Rockefeller Center
     New York, NY  10020


     Kirr, Marbach & Company LLC          1,149,100  (4)           7.9%
     621 Washington Street
     P.O. Box 1729
     Columbus, IN 47201-1729


     Foreign & Colonial Management        1,112,750  (5)           7.7%
     Limited and Hypo Foreign & Colonial Management (Holdings)
     Limited
     Exchange House
     Primrose Street
     London EC2 ANY, England




     (1) Calculated in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

     (2) Includes shares of Common Stock which may be acquired by Mr. Freund within 60 days as follows: 500,000 shares through the exercise of stock options and l,064,960 shares through the exercise of stock purchase warrants. Also includes 310,875 shares that may be deemed to be owned beneficially by Mr. Freund which are held by Balfour Investors Inc. ("Balfour") for its clients in discretionary accounts, as to which Mr. Freund disclaims beneficial ownership. Messrs. Freund and Goldsmith are Chairman and President, respectively, and the only shareholders of Balfour. The discretionary clients of Balfour have the sole power to vote and direct the vote of the shares held in their account. Balfour and its discretionary clients have shared power to dispose of or direct the disposition of the shares held in such clients' accounts. At present, Balfour has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the Company's Common Stock for all of its discretionary clients. Also includes options to purchase 200,000 shares of Common Stock held by Mr. Freund, the expiration of which has been extended by five years to April 12, 2000. The common stock purchase warrants, which were to expire on December 15, 1996 or December 17, 1996, have been extended subject to the approval of the Company's shareholders.

     (3) Includes shares of Common Stock which may be acquired by Mr. Goldsmith within 60 days as follows: 500,000 shares through the exercise of stock options and 1,034,240 shares through the exercise of stock purchase warrants. Also includes 1,500 shares of Common Stock and 30,720 shares which may be acquired through the exercise of stock purchase warrants held by Mr. Goldsmith's spouse over which Mr. Goldsmith has shared voting and investment power but as to which he disclaims any beneficial interest, and includes
           310,875 shares that may be deemed to be owned beneficially by Mr. Goldsmith which are held by Balfour for its clients in discretionary accounts as to which Mr. Goldsmith disclaims beneficial ownership (see Note 2 above). Also includes options to purchase 200,000 shares of Common Stock held by Mr. Goldsmith, the expiration of which has been extended by five years to April
           12, 2000. The common stock purchase warrants, which were to expire on December 15, 1996 or December 17, 1996, have been extended subject to the approval of the Company's shareholders.


     (4) Based on a statement on Schedule 13G filed with the Securities and Exchange Commission on February 10, 1997, and Amendment No. 1 thereto
          filed on April 8, 1997.   Kirr, Marbach & Company LLC ("Kirr Marbach")
          is a general partner in three limited partnerships, 621 Partners, L.P., R. Weil & Associates L.P. and Appleton Associates L.P., which hold the shares. Kirr Marbach has sole power to vote and direct the vote and sole power to dispose or to direct the disposition of such shares held by the partnerships.

     (5) Based on a statement on Schedule 13G filed with the Securities and Exchange Commission on February 3, 1995. Foreign & Colonial Management Limited and Hypo Foreign & Colonial Management (Holdings) Limited have shared power to vote and direct the vote and shared power to dispose or to direct the disposition of such shares.



     SECURITY OWNERSHIP OF MANAGEMENT

 The following information is furnished as of March 31, 1997 with respect to each class of equity securities of the Company beneficially owned by all directors and nominees, and by all directors, nominees and officers as a group.

          The information concerning the directors, nominees and officers and their security holdings has been furnished by them to the
     Company.
                              Beneficial Ownership of Shares as of
                                         Common Stock as of      Percent
Name                    Position         March 31, 1997  (1)    of Class (1)

Harry I. Freund    Director and Chairman   2,225,772 (1)          13.7%
                     of the Board

Jay S. Goldsmith   Director and Vice       2,227,272  (3)          13.7%
                   Chairman of the Board

James J. Weis      President, Chief          384,500  (4)           2.6%
                   Executive Officer and
                   Director

Clifford B. Cohn   Director                  250,949  (5)           1.7%

David L. Herman    Director                  281,200  (6)           1.9%

L.G. Schafran      Director                  322,690  (7)           2.2%

Antonio L. DeLise Vice President, Chief      75,000   (8)         Less than 1%
                  Financial Officer and
                  Secretary

All directors, nominees and officers as
a group (7 persons)                         5,767,383 (9)             30.1%




     (1) Calculated in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.
     (2) See Note 2 to the table under "Security Ownership of Certain Beneficial Owners".
     (3) See Note 3 to the table under "Security Ownership of Certain Beneficial Owners".
     (4) Includes 320,000 shares which may be acquired by Mr. Weis within 60 days through the exercise of stock options.
     (5) Includes 220,000 shares which may be acquired by Mr. Cohn within 60 days through the exercise of stock options.
     (6) Includes shares of Common Stock which may be acquired by Mr. Herman within 60 days as follows: 180,000 shares through the exercise of stock options and 51,200 shares through the exercise of stock purchase warrants. The common stock purchase warrants, which were to expire on December 15, 1996 or December 17, 1996, have been extended subject to the approval of the Company's shareholders.
     (7) Includes shares of Common Stock which may be acquired by Mr. Schafran within 60 days as follows: 220,000 shares through the exercise of stock options and 10,240 shares through the exercise of stock purchase warrants. Also includes 11,250 shares of Common Stock and 51,200 shares that may be acquired through the exercise of stock purchase warrants held by Mr. Schafran's spouse over which Mr. Schafran has shared voting and investment power but as to which he disclaims any beneficial interest. The common stock purchase warrants, which were to expire on December 15, 1996 or December 17, 1996, have been extended subject to the approval of the Company's shareholders.
     (8) Consists of shares which may be acquired by Mr. DeLise within 60 days through the exercise of stock options.
     (9) Includes shares of Common Stock which may be acquired by such persons within 60 days as follows: 2,415,000 shares through the exercise of stock options and 2,242,560 shares through the exercise of stock purchase warrants. The common stock purchase warrants, which were to expire on December 15, 1996 or December 17, 1996, have been extended subject to the approval of the Company's shareholders.

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Employment and Change of Control Agreements" and "Information concerning the Board of Directors" in Item 11 and Notes 2 and 3 to the table under "Security Ownership of Certain Beneficial Owners" in Item 12 for information with respect to information required by this Item.






                         SIGNATURE

                Pursuant to the requirements of Section 13 or 15 (d) of the
               Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized.


                                       PUBLICKER INDUSTRIES INC.
                                            (Registrant)

Date  April 29, 1997                    By:  /s/ JAMES J. WEIS
                                        James J. Weis, President,
                                        Chief Executive Officer and
                                        Director