Form 10-Q
period 1997-03-31
PUBLICKER INDUSTRIES INC
filed 1997-05-14
CIK 81050

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                         _________________

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

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

Yes   X    No      .


Number of shares of Common Stock outstanding as of March 31, 1997: 14,498,585




                          PUBLICKER INDUSTRIES INC.
                           AND SUBSIDIARY COMPANIES

                      CONSOLIDATED BALANCE SHEETS AS OF
                     MARCH 31, 1997 AND DECEMBER 31, 1996
                          (in thousands of dollars)

                                                     March 31,   December 31,
                                                        1997         1996
                                                         (unaudited)
                                                            ASSETS

Current assets:
  Cash, including short-term investments of $15,688
    in 1997 and $18,173 in 1996                           $  15,766  $18,318
  Trade receivables, less allowance for doubtful accounts
    (1997 - $54; 1996 - $92)                                      3,552    3,008
   Inventories                                                2,098    2,506
   Other                                                        626      667
    Total current assets                                     22,042   24,499

Property, plant and equipment:
   Land                                                         234      234
   Buildi  ngs                                                2,326    2,326
   Machinery and equipment                                    3,370    3,322
   Less - accumulated depreciation                           (1,913)  (1,778)
                                                              4,017    4,104
  Goodwill                                                    2,732    2,752
  Other assets                                                1,622    1,740
                                                           $ 30,413 $ 33,095

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term obligations, including current maturities     $ 123    $ 489
   Trade accounts payable                                   1,136    1,564
   Accrued liabilities                                      5,111    5,012
    Total current liabilities                               6,370    7,065

  Long-term debt                                            1,244    1,273
  Other non-current liabilities                            10,945   10,761
    Total liabilities                                      18,559   19,099

Shareholders' equity:
 Common shares, $0.10 par value,
  Authorized, 40,000,000 shares
  Issued - 16,058,937 shares in 1997 and 16,037,937 in 1996 1,606    1,604
   Additional paid-in capital                              48,263   48,240
   Accumulated deficit (since January 1, 1984)            (32,695) (31,737)
   Common shares held in treasury, at cost                 (5,320)  (4,111)
    Total shareholders' equity                             11,854   13,996

                                                         $ 30,413 $ 33,095



                         PUBLICKER INDUSTRIES INC.
                         AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
            FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
              (in thousands of dollars except per share data)
                                (unaudited)

                                                      Three Months Ended
                                                         March 31,
                                                       1997     1996


Sales and revenues:
      Sales of goods                                $     4,115  $    3,736
      Revenues from services                              1,713       2,005
                                                          5,828       5,741
Costs and expenses:
      Cost of sales                                       2,889       3,508
      Cost of services                                    1,245       1,530
      General and administrative expenses                 1,942       2,475
      Selling expenses                                      300         268
      Special charge                                          -         995
                                                          6,376       8,776
Income (loss) from operations                              (548)     (3,035)

Other (income) expenses:
      Interest income                                      (194)        (10)
      Interest expense                                      108         354
      Cost of pensions - nonoperating                       226         184
      Other costs                                           270         143
                                                            410         671

Income (loss) from continuing operations
         before income taxes                               (958)     (3,706)
Income tax benefit                                            -       1,556
Income (loss) from continuing operations                   (958)     (2,150)

Discontinued operations:
      Income from discontinued operations                     -         885
      Gain on sale of discontinued operations                 -       8,764
Net income (loss)                                        $ (958)   $  7,499

Earnings (loss) per common share:
      Continuing operations                              $ (.06)     $ (.13)
      Discontinued operations                                 -         .59
                                                         $ (.06)      $ .46
Common shares used in calculation of
      earnings per share                             15,152,960  16,443,702






                         PUBLICKER INDUSTRIES INC.
                         AND SUBSIDIARY COMPANIES

              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED MARCH 31, 1997
                (in thousands of dollars except share data)
                                (unaudited)



                                        Accumulated
                        Common Shares   Additional Deficit  Common    Share-
                         Shares          Paid-in   Since   Treasury   holders'
                         Issued  Amount  Capital   1-1-84  Shares (1) Equity

Balance -
December 31, 1996   16,037,937  $ 1,604  $ 48,240 $(31,737) $(4,111)  $13,996

Issuance of
common shares           21,000        2        23        -        -        25

Purchase of treasury shares  -        -         -        -   (1,209)   (1,209)

Net loss                     -        -         -     (958)       -      (958)

Balance -
March 31, 1997      16,058,937   $1,606   $48,263 $(32,695) $(5,320)  $11,854


(1) Represents 1,560,352 and 678,352 of common shares held in treasury at March 31, 1997 and December 31, 1996, respectively.

                          PUBLICKER INDUSTRIES INC.
                           AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                          (in thousands of dollars)
                                 (unaudited)
                                                             Three Months Ended
                                                                   March 31,
                                                               1997      1996

Cash flows from operating activities:
   Income (loss) from continuing operations                   $(958)   $(2,150)
   Adjustments to reconcile income (loss) to net cash provided by
         (used in) continuing operations:
   Income tax benefit                                             -     (1,556)
   Depreciation and amortization                                275        170
   Changes in operating assets and liabilities:
    Trade receivables                                          (544)        60
    Inventories                                                 408        193
    Other current assets                                         41        (82)
    Other assets                                                 (2)       116
    Trade accounts payable                                     (428)       536
    Accrued liabilities                                        (603)     1,055
    Other non-current liabilities                               184       (123)
       Net cash provided by (used in) continuing operations
                                                             (1,627)    (1,781)

  Income from discontinued operations                             -      9,649
  Adjustments to reconcile income to net cash provided by (used in)
     discontinued operations:
    Gain on sale of discontinued operations                       -    (13,658)
    Charge in lieu of income taxes                                -      5,535
    Increase in net assets of discontinued operations          (443)    (1,795)
  Net cash provided by (used in) discontinued operations       (443)      (269)
       Net cash provided by (used in) operating activities   (2,070)    (2,050)

Cash flows from investing activities:
        Proceeds from sale of discontinued operations         1,145     30,600
        Capital expenditures                                    (48)      (297)
       Net cash provided by (used in) investing activities    1,097     30,303

Cash flows from financing activities:
   Repayments under revolving credit lines                        -     (4,312)
   Repayments of term loans and notes payable                  (395)      (964)
   Proceeds from the issuance of common shares                   25        535
   Purchase of treasury stock                                (1,209)         -
       Net cash provided by (used in) financing activities   (1,579)    (4,741)


 Net increase (decrease) in cash                             (2,552)    23,512
 Cash - beginning of period                                  18,318        874
 Cash - end of period                                       $15,766   $ 24,386



Note 1 - BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Publicker Industries Inc. and subsidiary companies as of March 31, 1997 and the results of their operations and their cash flows for the three months ended March 31, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Cash Flow Information
  Cash paid for interest during the three months ended March 31, 1997 and 1996 was approximately $48,000 and $70,000, respectively. Cash paid for income taxes was $115,000 for the three months ended March 31, 1996. No cash was paid for income taxes during the first three months of 1997.

Net Income (Loss) Per Common Share
       Net income (loss) per common share in 1996 was computed using the weighted average number of common shares and the dilutive effect of share equivalents (stock options and warrants) outstanding during the period using the modified treasury method. The effect of stock options and warrants on the computation for 1997 were not included as they were antidilutive.

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS with basic EPS for which common stock equivalents are not considered in the computation and also revises the computation of diluted EPS. The statement is effective for financial statements issued for periods ending after December 15, 1997. Had EPS been determined in accordance with SFAS No. 128, the Company's basic and diluted EPS for the three months ended March 31, 1996 would have been $.50 and $.47, respectively. The application of SFAS No. 128 would have no effect on EPS reported in 1997.

Note 2 - DISCONTINUED OPERATIONS

    In 1996, the Company completed the sale of substantially all of the assets of Masterview Window Company, Inc. ("Masterview"), Fenwal Electronics, Inc. ("Fenwal") and Bright Star Industries Incorporated ("Bright Star"). The aggregate sales price for the dispositions was $47,771,000. A portion of the sale prices amounting to $1,919,000 at December 31, 1996, were held in escrow to cover potential purchase price adjustments, indemnity claims and certain environmental remediation activities. In the first quarter of 1997, an additional $1,145,000 in cash was received principally relating to the finalization of the Masterview purchase price adjustment.

       Masterview, Fenwal and Bright Star have been reflected as discontinued operations in the accompanying 1996 financial statements. Net sales of discontinued operations for the three months ended March 31, 1996 were
$12,654,000.   The aggregate pre-tax gain on sale of discontinued operations recorded in the first quarter of 1996 of $15,110,000 was offset by a provision for income taxes of $6,346,000, of which $4,894,000 was credited directly to paid-in-capital due to the utilization of pre-corporate reorganization tax loss carryforwards. The pre-tax income from discontinued operations in 1996 of $1,526,000 was offset by a provision for income taxes of $641,000 which was also credited directly to paid-in-capital (see Note 6).


Note 3 -   DEBT

   In 1995, the Company entered into a three year $17,060,000 credit agreement ("Loan Agreement"). The Loan Agreement provided for a revolving credit line ("Revolver"), term promissory notes ("Term Notes") and a credit facility for future capital expenditure financing. The Loan Agreement was secured by substantially all of the Company's assets. In connection with the sale of discontinued operations, the outstanding borrowings under the Revolver and the Term Loans related to Masterview, Fenwal and Bright Star were repaid. On February 28, 1997, the Company repaid the remaining balances outstanding under the Revolver and Term Notes and terminated the Loan Agreement. The Company recorded a charge associated with the termination amounting to $210,000 in the first quarter of 1997.

    In April 1996, the Company redeemed all of its outstanding 13% Subordinated Notes due December 15, 1996. The redemption price was equal to the principal amount of $7,500,000, plus accrued interest to the redemption date.


Note 4 - INVENTORIES

       Inventories at March 31, 1997 and December 31, 1996, consisted of the following:

                                         March 31,     December 31,
                                             1997           1996
                                                 (in thousands)

       Raw materials and supplies         $ 1,411        $ 1,589
       Work in process                        260            250
       Finished goods                         427            667
                                          $ 2,098        $ 2,506


Note 5 - STOCKHOLDERS' EQUITY

       In August 1996, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The Board of Directors increased the Company's share repurchase authorization to 2,000,000 shares in March 1997. Through March 31, 1997, the Company repurchased 1,002,200 shares of common stock under the buy-back program for an aggregate cost of $1,403,000.

Note 6 - INCOME TAXES

       As of March 31, 1997, approximately $90,000,000 of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1997 through 2010, were available to offset future taxable income. As a result of a corporate revaluation during 1984, tax benefits resulting from the utilization in subsequent years of net operating loss carryforwards existing as of the date of the corporate revaluation will be excluded from the results of operations and directly credited to additional paid-in capital when realized. As of March 31, 1997, approximately $12,000,000 of the Company's U.S. tax loss carryforwards predated the corporate revaluation.

       As of March 31, 1997, deferred tax assets of approximately $34,000,000 relating to the tax benefit of the Company's U.S. tax loss carryforwards were offset by a full valuation allowance. As of March 31, 1997, approximately $4,000,000 of deferred tax assets predated the corporate revaluation. Subsequent adjustments to the valuation allowance with respect to the deferred tax assets which predated the corporate revaluation would be directly credited to additional paid-in capital.

    For the three months ended March 31, 1996, the Company recorded a charge in lieu of income taxes of $3,979,000 and a provision for income taxes currently payable of $1,452,000. The charge in lieu of income taxes relates to the utilization of net operating loss carryforwards which existed as of January
1, 1984, the date of the corporate revaluation. Such taxes will never be paid or payable and, accordingly, an amount equal to the charge has been credited to additional paid-in capital. No income tax provision or benefit was recognized in 1997 because the tax benefit associated with the Company's operating losses were offset in full by an increase in the valuation allowance.

Note 7 - ENVIRONMENTAL LITIGATION

       On April 12, 1996, a Consent Decree among the Company, the Environmental Protection Agency, the U.S. Department of Justice and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the U.S. District Court for the Eastern District of Pennsylvania which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. The Company had previously funded $4,500,000 into a court administered escrow account. Following the entry of the Consent Decree, additional payments totaling $4,850,000 were made in April and May of 1996.
In April 1997, the Company made additional payments totaling $796,000 plus interest. Further payments totaling $4,204,000 plus interest will be made to the United States and Commonwealth of Pennsylvania over the next five years.

Note 8 - SPECIAL CHARGE

  During the fourth quarter of 1995, the Company decided to move the operations of its Greenwald Industries, Inc. subsidiary from a leased facility in Brooklyn, New York to a newly acquired facility in Chester, Connecticut.
A special charge of $995,000 was recorded in the first quarter of 1996 which included $637,000 in severance costs associated with 110 terminated employees, $210,000 for lease termination costs and $148,000 for costs through March 31, 1996, related to plant and employee relocation, recruiting and training new personnel and for temporary living allowances. The move was completed by April 30, 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Operating Results - First Quarter
     Publicker's consolidated sales of $5,828,000 for the first quarter of 1997 increased by approximately 2% from $5,741,000 for the first quarter of 1996. The improvement in sales was due to a volume increase at the Company's manufacturing segment which was largely offset by a volume reduction at the Company's services segment. Cost of sales and services decreased from $5,038,000 in 1996 to $4,134,000 in 1997 principally as a result of manufacturing efficiency improvements. General and administrative expenses for the first quarter of 1997 decreased by approximately 22% to $1,942,000 from $2,475,000 in 1996 as a result of overhead expense reductions. The
Company's pre-tax loss from operations for the first quarter of 1997 totaled $548,000 compared to a loss of $3,035,000 for the first quarter of 1996.

  The Company reported a net loss of $958,000, or $.06 per share, for the first quarter of 1997 compared to net income of $7,499,000, or $.46 per share, for the first quarter of 1996. The 1996 first quarter results included a loss from continuing operations of $2,150,000, or $.13 per share, and income and gains from discontinued operations of $9,649,000, or $.59 per share.

     Sales for the Company's manufacturing segment (which consists of one subsidiary company, Greenwald Industries, Inc.) for the first quarter of 1997 were $4,115,000 compared to $3,736,000 for the first quarter of 1996. The increase in sales was due to a 2% increase in selling prices and an 8% increase in volume. This segment had income from operations of $674,000 for the first quarter of 1997 compared to a loss from operations of $1,494,000 for the same period in 1996. The 1996 results were negatively impacted by a $995,000 special charge associated with Greenwald's move to a new facility in early 1996, a $372,000 writedown of certain obsolete inventories and a disruption in business activities caused by the move.

 Revenues for the Company's services segment (which consists of one subsidiary company, Orr-Schelen-Mayeron & Associates, Inc.) decreased by approximately 15% to $1,713,000 for the first quarter of 1997 compared to $2,005,000 for the first quarter of 1996. A 1% increase in OSM's fee schedule was more than offset by a reduction in production employee headcount versus 1996.
The services segment had a loss from operations for the first quarter of 1997 of $210,000 compared to a $395,000 loss for the same period in 1996.


Liquidity
     During the first three months of 1997, cash, including short-term investments, decreased by $2,552,000 to $15,766,000 at March 31, 1997. Operating activities consumed cash of $2,070,000, investing activities provided cash of $1,097,000 and financing activities consumed cash of $1,579,000. Operating activities principally consisted of the loss from continuing operations coupled with an increase in working capital. Investing activities consisted of additional proceeds of $1,145,000 received from the sale of discontinued operations offset by capital expenditures of $48,000. Financingactivities consisted of repayments of the Company's revolving credit line and term loans of $395,000 and treasury stock purchases of $1,209,000 offset by $25,000 of proceeds from the issuance of common shares upon the exercise of stock options.

     In October 1995, the Company entered into a three year $17,060,000 Loan Agreement. The Loan Agreement was secured by substantially all of the Company's assets. On February 28, 1997, the Company repaid the remaining balances outstanding under the Revolver and Term Notes and terminated the Loan
Agreement.


     On April 12, 1996, the Consent Decree that settles the Company's environmental litigation with the United States and the Commonwealth of Pennsylvania was entered by the U.S. District Court for the Eastern District of Pennsylvania, and became effective. The Company previously funded $4,500,000 into a court administered escrow account. Following the entry of the Consent Decree, additional payments totaling $4,850,000 were made in April and May of 1996. In April 1997, the Company made additional payments totaling $796,000 plus interest. Further payments totaling
$4,204,000 plus interest will be made to the United States and the Commonwealth of Pennsylvania over a six year period.

     In August 1996, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The Board of Directors increased the Company's share repurchase authorization to
2,000,000 shares in March 1997.   Through March 31, 1997, the Company
repurchased 1,002,200 shares of common stock under the buy-back program for an aggregate cost of $1,403,000. An additional 860,900 shares were repurchased in April 1997 for an aggregate cost of $1,189,000.

     During the first three months of 1997, the Company's capital expenditures totaled $48,000. The Company anticipates that its level of capital expenditures for 1997 will be less than those of 1996. The Company has not entered into any material commitments for acquisitions or capital expenditures and retains the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 1997 with its available cash resources as well as through capital equipment financing.

     At March 31, 1997, approximately $90 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1997 through 2010, were available to offset future taxable income.

Outlook
    The Company's primary objective for 1997 is to identify a suitable acquisition candidate. As mentioned above, in 1996 and 1997, the Company met its obligations under the terms of the settlement of its environmental litigation and also repaid the balances outstanding under the Revolver and Term Notes. As of April 30, 1997, the Company had approximately $13,000,000 on hand. The Company intends to use such funds, together with other potential indebtedness, to finance the acquisition purchase price. The Company has not yet identified any potential acquisition candidates or determined the amount or source of any indebtedness which would be incurred to finance future acquisitions.

    Special Note Regarding Forward Looking Statements: A number of statements contained in this discussion and analysis are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and unccertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include, but are not limited to: Greenwald's dependence on the mechanical coin meter market and its potential vulnerability to technological obsolescence; OSM's dependence on key personnel and general economic conditions in the Midwest; and the Company's ability to successfully implement its business strategy including the identification, financing and consummation of an acquisition.

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

       Exhibit 27: Financial data schedule

       (b) Reports on Form 8-K: None

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



Date: May 14, 1997                          /s/ James J. Weis

                                            James J. Weis, President and
                                            Chief Executive Officer


                                           /s/ Antonio L. DeLise

                                           Antonio L. DeLise, Vice President

                                           Finance, Principal Financial and
                                          Accounting Officer

Exhibit 11
                                      PUBLICKER INDUSTRIES INC.

                 AND SUBSIDIARY COMPANIES

             CALCULATION OF EARNINGS PER SHARE
                        (Unaudited)


                                              Three Months Ended March 31,
                                                 1997(b)       1996(a)
                                         (in thousands except per share data)

Income (loss) from continuing operations         $(958)     $(2,150)

Add - Interest savings, net
   of tax effect                                     -           26

Adjusted income (loss) from continuing operations (958)      (2,124)


Income and gains from discontinued operations        -        9,649

Adjusted net income (loss)                       $(958)      $7,525



Average common shares                           15,153       15,034

Add - Stock options and
   common stock purchase warrants                    -        1,409
Adjusted common shares                          15,153       16,443


Earnings (loss)  per common share
   Continuing operations                         $(.06)       $(.13)

   Discontinued operations                           -          .59

                                                 $(.06)        $.46



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