Form 10-K/A
period 1996-12-31
PUBLICKER INDUSTRIES INC
filed 1997-05-28
CIK 81050

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549

                        FORM 10-K/A

                      Amendment No. 2
                              _________________
     (Mark One)

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

     Number of shares of Common Stock outstanding as of January 31, 1997: 15,380,585

       Documents Incorporated By Reference: None



     The Form 10-K of Publicker Industries Inc. is amended for purposes of attaching the Financial Data Schedule as Exhibit 27.



                         SIGNATURE

                      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized.


                               PUBLICKER INDUSTRIES INC.
                               (Registrant)

                                Date   May 28, 1997
                                By:  /s/ JAMES J. WEIS

                                James J. Weis President,
                                Chief Executive Officer and
                                Director