Form 10-Q
period 1997-06-30
PUBLICKER INDUSTRIES INC
filed 1997-08-12
CIK 81050

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                         _________________

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997

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

           One Post Road, Fairfield, Connecticut 06430
             (Address of principal executive offices)

                          (203) 254-3900
       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No      .


Number of shares of Common Stock outstanding as of June 30, 1997: 13,562,685




                          PUBLICKER INDUSTRIES INC.
                           AND SUBSIDIARY COMPANIES

                      CONSOLIDATED BALANCE SHEETS AS OF
                     JUNE 30, 1997 AND DECEMBER 31, 1996
                          (in thousands of dollars)

                                                            June 30,   December
31,
                                                             1997         1996
                                                           (unaudited)
                                                                  ASSETS

Current assets:
  Cash, including short-term investments of $12,713 in 1997 and
   $18,173 in 1996                                       $ 12,762  $18,318
  Trade receivables, less allowance for doubtful accounts
  (1997 - $60; 1996 - $92)                                  4,324    3,008
   Inventories                                              2,095    2,506
   Other                                                      564      667
    Total current assets                                   19,745   24,499

Property, plant and equipment:
   Land                                                       234      234
   Buildings                                                2,326    2,326
   Machinery and equipment                                  3,409    3,322
   Less - accumulated depreciation                         (1,983)  (1,778)
                                                            3,986    4,104
  Goodwill                                                  2,712    2,752
  Other assets                                              1,654    1,740
                                                          $28,097  $33,095

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term obligations, including current maturities    $  123   $  489
   Trade accounts payable                                   1,370    1,564
   Accrued liabilities                                      4,983    5,012
    Total current liabilities                               6,476    7,065

  Long-term debt                                            1,213    1,273
  Other non-current liabilities                             9,868   10,761
    Total liabilities                                      17,557   19,099

Shareholders' equity:
 Common shares, $0.10 par value,
  Authorized, 40,000,000 shares
    Issued - 16,058,937 shares in 1997 and 16,037,937
         in 1996                                            1,606    1,604
   Additional paid-in capital                              48,263   48,240
   Accumulated deficit (since January 1, 1984)            (32,721) (31,737)
   Common shares held in treasury, at cost                 (6,608)  (4,111)
    Total shareholders' equity                             10,540   13,996

                                                           $28,097 $33,095



                         PUBLICKER INDUSTRIES INC.
                         AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
              (in thousands of dollars except per share data)
                                (unaudited)

                                        Three Months Ended    Six Months Ended
                                         June 30,             June 30,
                                          1997       1996*      1997    1996*


Sales and revenues:
Sales of goods                       $      4,957 $  3,742   $   9,072  $ 7,478
Revenues from services                      2,212    2,589       3,925    4,594
                                            7,169    6,331      12,997   12,072
Costs and expenses:
      Cost of sales                         3,476    2,755      6,365    6,263
      Cost of services                      1,414    1,593      2,659    3,123
      General and administrative expenses   1,855    2,218      3,797    4,693
      Selling expenses                        296      292        596      560
      Special charge                            -      637          -    1,632
                                            7,041    7,495     13,417   16,271
Income (loss) from operations                 128   (1,164)      (420)  (4,199)

Other (income) expenses:
      Interest income                        (156)    (160)      (350)    (170)
      Interest expense                         92      240        200      594
      Cost of pensions - nonoperating         199      186        425      370
      Other costs                              19     (115)       289       28
                                              154      151        564      822

Income (loss) from continuing operations
         before income taxes                  (26)  (1,315)      (984)  (5,021)
Income tax benefit                              -      553          -    2,109
Income (loss) from continuing operations      (26)    (762)      (984)  (2,912)

Discontinued operations:
      Income (loss) from discontinued operations-      403          -    1,288
      Gain on sale of discontinued operations   -        -          -    8,764
Net income (loss)                           $ (26)  $ (359)   $  (984) $ 7,140

Earnings (loss) per common share:
      Continuing operations                 $   -   $ (.04)    $ (.07)  $ (.17)
      Discontinued operations                   -      .02          -      .61
                                            $   -    $(.02)    $ (.07)   $ .44
Common shares used in calculation of
  earnings per share          13,819,785   16,631,346   14,484,628  16,432,181

*Restated for discontinued operations




                        PUBLICKER INDUSTRIES INC.
                         AND SUBSIDIARY COMPANIES

              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED JUNE 30, 1997
                (in thousands of dollars except share data)
                                (unaudited)



                                                  Accumulated
                        Common Shares   Additional Deficit  Common    Share-
                     Shares              Paid-in   Since   Treasury   holders'
                     Issued    Amount    Capital   1-1-84  Shares (1) Equity

Balance -
December 31, 1996 16,037,937    $1,604   $48,240 $(31,737)   $(4,111) $13,996

Issuance of
common shares         21,000         2        23        -          -       25

Purchase of
treasury shares            -         -         -        -     (2,497)  (2,497)

Net loss                   -         -         -     (984)         -     (984)

Balance -
June 30, 1997     16,058,937    $1,606   $48,263 $(32,721)   $(6,608) $10,540


(1) Represents 2,496,252 and 678,352 of common shares held in treasury at June 30, 1997 and December 31, 1996, respectively.

                          PUBLICKER INDUSTRIES INC.
                           AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                          (in thousands of dollars)
                                 (unaudited)
                                                             Six Months Ended
                                                                June 30,
                                                           1997        1996*

Cash flows from operating activities:
  Income (loss) from continuing operations                $(984)    $(2,912)
  Adjustments to reconcile income (loss) to net cash provided by
         (used in) continuing operations:
   Income tax benefit                                         -      (2,109)
   Depreciation and amortization                            427         436
   Changes in operating assets and liabilities:
    Restricted cash                                           -       4,500
    Trade receivables                                    (1,316)       (455)
    Inventories                                             411         667
    Other current assets                                    103         186
    Other assets                                            (34)        175
    Trade accounts payable                                 (194)       (198)
    Accrued liabilities                                    (578)     (8,699)
    Other non-current liabilities                          (893)     (1,050)
       Net cash provided by (used in) continuing operations
                                                         (3,058)     (9,459)

  Income from discontinued operations                         -      10,052
  Adjustments to reconcile income to net cash provided by (used in)
     discontinued operations:
    Gain on sale of discontinued operations                   -     (13,658)
    Charge in lieu of income taxes                            -       5,827
    Increase in net assets of discontinued operations      (611)     (3,328)
  Net cash provided by (used in) discontinued operations   (611)      (1,107)
  Net cash provided by (used in) operating activities    (3,669)     (10,566)

Cash flows from investing activities:
   Proceeds from sale of discontinued operations          1,160       30,740
   Capital expenditures                                    (149)        (877)
       Net cash provided by (used in) investing activities1,011       29,863

Cash flows from financing activities:
   Redemption of 13% Subordinated Notes                       -       (7,500)
   Repayments of revolving credit lines                       -       (2,928)
   Repayments of term loans and notes payable              (426)      (1,359)
   Proceeds from the issuance of common shares               25          591
   Purchase of treasury stock                            (2,497)         (26)
 Net cash provided by (used in) financing activities     (2,898      (11,222)


 Net increase (decrease) in cash                         (5,556)       8,075
 Cash - beginning of period                              18,318          874
 Cash - end of period                                  $ 12,762     $  8,949

*Restated for discontinued operations

Note 1 - BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Publicker Industries
Inc. and subsidiary companies as of June 30, 1997 and the results of their operations and their cash flows for the three and six months ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Cash Flow Information
       Cash paid for interest during the six months ended June 30, 1997 and 1996 was approximately $349,000 and $531,000, respectively. Cash paid for income taxes was $912,000 for the six months ended June 30, 1996. No cash was paid for income taxes during the first six months of 1997.

Net Income (Loss) Per Common Share
       Net income (loss) per common share for 1996 was computed using the weighted average number of common shares and the dilutive effect of share equivalents (stock options and warrants) outstanding using the modified treasury method. The effect of stock options and warrants on the computation for 1997 were not included as they were antidilutive.

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS with basic EPS for which common stock equivalents are not considered in the computation and also revises the computation of diluted EPS. The statement is effective for financial statements issued for periods ending after December 15, 1997. Had EPS been determined in accordance with SFAS No. 128, the Company's basic and diluted EPS for the three and six months ended June 30, 1996 would have been as follows:

                          Three Months Ended     Six Months Ended
                             June 30, 1996         June 30, 1996
       Basic EPS                 $ (.02)              $ .47
       Diluted EPS               $ (.02)              $ .46

The application of SFAS No. 128 would have no effect on EPS reported for 1997.

Note 2 - DISCONTINUED OPERATIONS

       In 1996, the Company completed the sale of substantially all of the assets of Masterview Window Company, Inc. ("Masterview"), Fenwal Electronics, Inc. ("Fenwal") and Bright Star Industries Incorporated ("Bright Star"). The aggregate sales price for the dispositions was $47,771,000. A portion of the sales prices amounting to $1,919,000 at December 31, 1996, was held in escrow to cover potential purchase price adjustments, indemnity claims and certain environmental remediation activities. In the first six months of 1997, an additional $1,160,000 in cash was received principally relating to the finalization of the Masterview purchase price adjustment.

       Masterview, Fenwal and Bright Star have been reflected as discontinued operations in the accompanying 1996 financial statements. Net sales of discontinued operations for the six months ended June 30, 1996 were
$18,893,000.   The aggregate pre-tax gain on sale of discontinued
operations recorded in the first quarter of 1996 of $15,110,000 was offset by a provision for income taxes of $6,346,000, of which $4,894,000 was credited directly to paid-in-capital due to the utilization of pre-corporate reorganization tax loss carryforwards. The pre-tax income from discontinued operations in 1996 of $2,221,000 was offset by a provision for income taxes of $933,000 which was also credited directly to paid-in-capital (see Note 6).


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


Note 4 - INVENTORIES

       Inventories at June 30, 1997 and December 31, 1996, consisted of the following:

                                           June 30,     December 31,
                                             1997           1996
                                                 (in thousands)

       Raw materials and supplies         $ 1,216        $ 1,589
       Work in process                        274            250
       Finished goods                         605            667
                                          $ 2,095        $ 2,506


Note 5 - STOCKHOLDERS' EQUITY

       In August 1996, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The Board of Directors increased the Company's share repurchase authorization to 2,000,000 shares in March 1997. Through June 30, 1997, the Company repurchased 1,938,100 shares of common stock under the buy-back program for an aggregate cost of $2,691,000.

       In connection with an offering of 13% Subordinated Notes in December 1986, the Company issued 3,600,000 warrants ("Warrants") to purchase shares of the Company's common stock for five years, which period was subsequently extended by five years. In addition, the Company issued 1,200,000 Underwriter's Warrants to purchase the Company's common stock for five years, which period was subsequently extended by five years.
Each Warrant and Underwriter Warrant entitled its holder to purchase
1.024 shares of common stock for $1.95 per share (subject to adjustment in certain circumstances). Unexercised warrants were to expire on December 15, 1996 (December 17, 1996, in the case of the Underwriter's Warrants).


       On November 8, 1996, the Company's Board of Directors, acting upon the recommendation of a special committee of disinterested directors, determined it would be in the Company's best interests to modify the Warrants and Underwriter's Warrants owned by any holder who exercises, at the current exercise price of $1.95 per share of common stock, 25% of the warrants owned on December 15, 1996 (December 17, 1996, in the case of the Underwriter's Warrants). Shareholders of the Company subsequently approved the modification on July 2, 1997 ("Approval Date").
The modification resulted in the following changes to the holder's unexercised Warrants and Underwriter's Warrants (i.e., the 75% balance of the warrants owned on December 15, 1996 or December 17, 1996, as the case may be) (the "Remaining Modified Warrants"):

   (a)Five-Year Extension     The expiration date of the  Remaining
      Modified Warrants  was extended to July 2, 2002.

   (b)Increased Exercise Price    The exercise price of the Remaining
      Modified Warrants was increased from $1.95 per share to (i) $2.00 per share, during the year ending on the first anniversary of the Approval Date, (ii) $2.10 per share, during the year ending on the second anniversary of the Approval Date, (iii) $2.20 per share, during the year ending on the third anniversary of the Approval Date, (iv) $2.30 per share, during the year ending on the fourth anniversary of the Approval Date, and (v) $2.40 per share, during the year ending on the fifth anniversary of the Approval Date.

       Under the terms of the modification, in order to retain the Warrants and Underwriter's Warrants, each holder must make an exercise election within 30 days from the date of the notice mailing.

       As of July 2, 1997, a total of 2,257,050 warrants were outstanding entitling the warrant holders to purchase, subject to shareholder approval, an aggregate of 2,311,220 shares of common stock. Members of the Company's Board of Directors hold 2,190,000 warrants. A charge to income of approximately $840,000 will be recorded in the third quarter of 1997 based on the fair value of the Remaining Modified Warrants as of the Approval Date.

Note 6 - INCOME TAXES

       As of June 30, 1997, approximately $90,000,000 of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1997 through 2010, were available to offset future taxable income. As a result of a corporate revaluation during 1984, tax benefits resulting from the utilization in subsequent years of net operating loss carryforwards existing as of the date of the corporate revaluation will be excluded from the results of operations and directly credited to additional paid-in capital when realized. As of June 30, 1997, approximately $12,000,000 of the Company's U.S. tax loss carryforwards predated the corporate revaluation.

       As of June 30, 1997, deferred tax assets of approximately $34,000,000 relating to the tax benefit of the Company's U.S. tax loss carryforwards were offset by a full valuation allowance. As of June 30, 1997, approximately $4,000,000 of deferred tax assets predated the corporate revaluation. Subsequent adjustments to the valuation allowance with respect to the deferred tax assets which predated the corporate revaluation would be directly credited to additional paid-in capital.

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

Note 8 - SPECIAL CHARGE

       During the fourth quarter of 1995, the Company decided to move the operations of its Greenwald Industries, Inc. subsidiary from a leased facility in Brooklyn, New York to a newly acquired facility in Chester, Connecticut. A special charge of $1,632,000 was recorded in the first six months of 1996 which included $668,000 in severance costs associated with 110 terminated employees, $246,000 for lease termination costs and $718,000 for costs through June 30, 1996, related to plant and employee relocation, recruiting and training new personnel and for temporary living allowances. The move was completed by April 30, 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Operating Results - Second Quarter
     Publicker's consolidated sales and revenues of $7,169,000 for the second quarter of 1997 increased by approximately 13% from $6,331,000 for the second quarter of 1996. The improvement in sales was due to a volume increase at the Company's manufacturing segment which was partially offset by a volume reduction at the Company's services segment. Cost of sales and services increased from $4,348,000 in 1996 to $4,890,000 in 1997 principally as a result of the sales and revenues improvement. General and administrative expenses for the second quarter of 1997 decreased by approximately 16% to $1,855,000 from $2,218,000 in 1996 as a result of overhead expense reductions. The Company's pre-tax loss from continuing operations for the second quarter of 1997 totaled $26,000 compared to a loss of $1,315,000 for the second quarter of 1996.

     The Company reported a net loss of $26,000 for the second quarter of 1997 compared to a net loss of $359,000, or $.02 per share, for the second quarter of 1996. The 1996 second quarter results included a net loss from continuing operations of $762,000, or $.04 per share, and income from discontinued operations of $403,000, or $.02 per share.

     Sales for the Company's manufacturing segment (which consists of one subsidiary company, Greenwald Industries, Inc.) for the second quarter of 1997 were $4,957,000 compared to $3,742,000 for the second quarter of 1996. The increase in sales was due to a 2% increase in selling prices and a 30% increase in volume. This segment had income from operations of $844,000 for the second quarter of 1997 compared to a loss from operations of $159,000 for the same period in 1996. The 1996 results were negatively impacted by a $637,000 special charge associated with Greenwald's move to a new facility in early 1996 and a disruption in business activities caused by the move.

     Revenues for the Company's services segment (which consists of one subsidiary company, Orr-Schelen-Mayeron & Associates, Inc.) decreased by approximately 15% to $2,212,000 for the second quarter of 1997 compared to $2,589,000 for the second quarter of 1996. A 1% increase in OSM's fee schedule was more than offset by a reduction in production employee headcount versus 1996. The services segment had income from operations for the second quarter of 1997 of $98,000 compared to income of $257,000 for the same period in 1996.

Operating Results - Six months
     Publicker's consolidated sales and revenues of $12,997,000 for the first six months of 1997 increased by approximately 8% from $12,072,000 for the first six months of 1996. The improvement in sales was due to a volume increase at the Company's manufacturing segment which was partially offset by a volume reduction at the Company's services segment. Cost of sales and services decreased from $9,386,000 in 1996 to $9,024,000 in 1997 as manufacturing efficiency improvements more than offset the effect of the sales and revenues increase. General and administrative expenses for the first six months of 1997 decreased by approximately 19% to $3,797,000 from $4,693,000 in 1996 as a result of overhead expense reductions. The Company's pre-tax loss from continuing operations for the first six months of 1997 totaled $984,000 compared to a loss of $5,021,000 for 1996.

     The Company reported a net loss of $984,000, or $.07 per share, for the first six months of 1997 compared to net income of $7,140,000, or $.44 per share, for 1996. The 1996 results included a net loss from continuing operations of $2,912,000, or $.17 per share, and income and gains from discontinued operations of $10,052,000, or $.61 per share.

     Sales for the Company's manufacturing segment for the first six months of 1997 were $9,072,000 compared to $7,478,000 for 1996. The increase in sales was due primarily to a volume improvement. This segment had income from operations of $1,518,000 for the first six months of 1997 compared to a loss from operations of $1,653,000 for the same period in 1996. The 1996 results were negatively impacted by a $1,632,000 special charge associated with Greenwald's move to a new facility in early 1996, a $372,000 writedown of certain obsolete inventories and a disruption in business activities caused by the move.

     Revenues for the Company's services segment decreased by approximately 15% to $3,925,000 for the first six months of 1997 compared to $4,594,000 for 1996. The revenue decrease was principally due to a reduction in production employee headcount versus 1996. The services segment had a loss from operations for the first six months of 1997 of $112,000 compared to a $138,000 loss for the same period in 1996.

Liquidity
     During the first six months of 1997, cash, including short-term investments, decreased by $5,556,000 to $12,762,000 at June 30, 1997. Operating activities consumed cash of $3,669,000, investing activities provided cash of $1,011,000 and financing activities consumed cash of $2,898,000. Operating activities principally consisted of the loss from continuing operations, the annual payment under the settlement of the environmental litigation and an increase in working capital. Investing activities consisted of additional proceeds of $1,160,000 received from the sale of discontinued operations offset by capital expenditures of $149,000. Financing activities consisted of repayments of the Company's revolving credit line and term loans of $426,000 and treasury stock purchases of $2,497,000 offset by $25,000 of proceeds from the issuance of common shares upon the exercise of stock options.

       On April 12, 1996, the Consent Decree that settles the Company's environmental litigation with the United States and the Commonwealth of Pennsylvania was entered by the U.S. District Court for the Eastern District of Pennsylvania, and became effective. The Company previously funded $4,500,000 into a court administered escrow account. Following the entry of the Consent Decree, additional payments totaling $4,850,000 were made in April and May of 1996. In April 1997, the Company made additional payments totaling $796,000 plus interest. Further payments totaling $4,204,000 plus interest will be made to the United States and the Commonwealth of Pennsylvania over the next five years.

       In August 1996, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The Board of Directors increased the Company's share repurchase authorization
to 2,000,000 shares in March 1997.   Through June 30, 1997, the Company
repurchased 1,938,100 shares of common stock under the buy-back program for an aggregate cost of $2,691,000.

       During the first six months of 1997, the Company's capital expenditures totaled $149,000. The Company anticipates that its level of capital expenditures for 1997 will be less than those of 1996. The Company has not entered into any material commitments for acquisitions or capital expenditures and retains the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 1997 with its available cash resources as well as through capital equipment financing.

       At June 30, 1997, approximately $90 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1997 through 2010, were available to offset future taxable income.

       On July 2, 1997, the Company's shareholders approved the modification to certain outstanding warrants to purchase common stock (see Note 5 to the Notes to the Consolidated Financial Statements). If all of the warrant holders exercise the requisite 25% of their warrants prior to the conclusion of the election period, the Company would realize proceeds of approximately $1.1 million from the issuance of 577,805 shares of common stock.

Outlook
       The Company's primary objective for 1997 is to identify a suitable acquisition candidate. As mentioned above, in 1996 and 1997, the Company met its obligations under the terms of the settlement of its environmental litigation and also repaid the remaining balances outstanding under the Revolver and Term Notes and terminated the Loan Agreement. As of June 30, 1997, the Company had approximately $12,700,000 in cash on hand. The Company intends to use such funds, together with other potential indebtedness, to finance the acquisition purchase price. The Company has not yet identified any potential acquisition candidates or determined the amount or source of any indebtedness which would be incurred to finance future acquisitions.

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

       Exhibit 27: Financial Data Schedule (EDGAR version only)

       (b) Reports on Form 8-K: None

                    PUBLICKER INDUSTRIES INC.
                    AND SUBSIDIARY COMPANIES

                           SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      PUBLICKER INDUSTRIES INC.
                                      (Registrant)



Date: August 12, 1997                 /s/ James J. Weis
                                      James J. Weis, President and
                                      Chief Executive Officer


                                     /s/ Antonio L. DeLise
                                     Antonio L. DeLise, Vice
                                     President - Finance, Principal
                                     Financial and Accounting Officer

Exhibit 11
                               PUBLICKER INDUSTRIES INC.
                               AND SUBSIDIARY COMPANIES
                          CALCULATION OF EARNINGS PER SHARE
                                     (Unaudited)


                          Three Months Ended June 30,  Six Months Ended June 30,
                                        1997(a)  1996(b)  1997(a)  1996(b)
                                         (in thousands except per share data)

Income (loss) from continuing operations $ (26) $(762)  $(984)  $(2,912)

Add - Interest savings, net
 of tax effect                               -     27       -       48


Adjusted income (loss) from continuing
   operations                              (26)  (735)   (984)  (2,864)

Income and gains from discontinued
   operations                                -    403       -   10,052

Adjusted net income (loss)                $(26) $(332)  $(984)  $7,188


   Average common shares                13,820 15,391  14,485   15,192
Add - Stock options and
   common stock purchase warrants            -  1,240       -    1,240

Adjusted common shares                  13,820 16,631  14,485   16,432



Earnings (loss)  per common share
   Continuing operations               $     -  $(.04) $(.07)   $(.17)

   Discontinued operations                   -    .02      -      .61

                                         $   -  $(.02) $(.07)   $ .44





(a) Earnings per common share is computed using the weighted average number of common shares outstanding during each period. The effect of stock options and warrants were not included as they were antidilutive.

(b) Earnings per common share is computed using the modified treasury method. In accordance with this method, proceeds from the exercise of stock options and warrants are first used to buy back up to 20% of the Company's common stock at the average price for the period. Any remaining proceeds are used to retire debt. An adjustment is made to net income to reflect interest assumed to be saved on the debt retirement, net of income taxes.