Form 10-Q
period 1997-09-30
PUBLICKER INDUSTRIES INC
filed 1997-11-14
CIK 81050

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                         _________________
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                                OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

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

Yes   X    No      .

Number of shares of Common Stock outstanding as of September 30, 1997:
13,705,597


                          PUBLICKER INDUSTRIES INC.
                           AND SUBSIDIARY COMPANIES

                      CONSOLIDATED BALANCE SHEETS AS OF
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                          (in thousands of dollars)

                                                 September 30,     December 31,
                                                      1997             1996
                                                           (unaudited)
                  ASSETS

Current assets:
  Cash, including short-term investments of
      $13,573 in 1997 and $18,173 in 1996                $ 13,545  $18,318
  Trade receivables, less allowance for
      doubtful accounts (1997 - $65; 1996 - $92)            4,069    3,008
   Inventories                                              2,372    2,506
   Other                                                      712      667
    Total current assets                                   20,698   24,499

Property, plant and equipment:
   Land                                                       234      234
   Buildings                                                2,326    2,326
   Machinery and equipment                                  3,514    3,322
   Less - accumulated depreciation                         (2,111)  (1,778)
                                                            3,963    4,104

  Goodwill                                                  2,692    2,752
  Other assets                                              1,649    1,740

                                                         $ 29,002 $ 33,095

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term obligations, including current maturities     $ 123    $ 489
   Trade accounts payable                                   1,243    1,564
   Accrued liabilities                                      4,765    5,012
    Total current liabilities                               6,131    7,065

  Long-term debt                                            1,182    1,273
  Other non-current liabilities                             9,980   10,761
    Total liabilities                                      17,293   19,099

Shareholders' equity:
 Common shares, $0.10 par value,
  Authorized, 40,000,000 shares
    Issued - 16,551,849 shares in 1997 and
        16,037,937 in 1996                                  1,655    1,604
   Additional paid-in capital                              49,922   48,240
   Accumulated deficit (since January 1, 1984)            (32,777) (31,737)
   Common shares held in treasury, at cost                 (7,091)  (4,111)
    Total shareholders' equity                             11,709   13,996

                                                         $ 29,002 $ 33,095


                         PUBLICKER INDUSTRIES INC.
                         AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
              (in thousands of dollars except per share data)
                                (unaudited)

                              Three Months Ended             Nine Months Ended
                                 September 30,                 September 30,
                                1997      1996                 1997      1996


Sales and revenues:
      Sales of goods           $ 4,166   $ 4,393      $ 13,238  $ 11,871
      Revenues from services     2,487     2,261         6,412     6,855
                                 6,653     6,654        19,650    18,726
Costs and expenses:
      Cost of sales               2,830    3,225         9,195     9,488
      Cost of services            1,565    1,606         4,224     4,729
      General and administrative
           expenses               1,783    1,903         5,580     6,596
      Selling expenses              301      324           897       884
      Warrant expense               768        -           768         -
      Relocation charge               -        -             -     1,632
                                  7,247    7,058        20,664    23,329
Income (loss) from operations      (594)    (404)       (1,014)   (4,603)

Other (income) expenses:
      Interest income              (175)    (106)         (525)     (276)
      Interest expense               91      127           291       721
      Cost of pensions-nonoperating 172      185           597       555
      Other costs                   (17)     (20)          272         8
                                     71      186           635     1,008

Income (loss) from continuing
   operations before income taxes  (665)    (590)       (1,649)   (5,611)
Income tax benefit                    -      248             -     2,357
Income (loss) from continuing
   operations                      (665)    (342)       (1,649)   (3,254)

Discontinued operations:
      Income (loss) from
          discontinued operations     -      357             -     1,645
      Gain on sale of discontinued
          operations                 609       -           609     8,764
Net income (loss)                  $ (56)   $ 15       $(1,040)  $ 7,155

Earnings (loss) per common share:
      Continuing operations        $(.05)  $(.02)       $ (.11)   $ (.19)
      Discontinued operations        .05     .02           .04       .62
                                   $   -   $   -        $ (.07)   $  .43
Common shares used in calculation
      of earnings per share    13,598,435 17,229,000   14,222,345 17,047,545




                         PUBLICKER INDUSTRIES INC.
                         AND SUBSIDIARY COMPANIES

              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                (in thousands of dollars except share data)
                                (unaudited)


                                                     Accumulated
                    Common Shares    Additional  Deficit   Common     Share-
                   Shares              Paid-in   Since    Treasury    holders'
                   Issued    Amount    Capital   1-1-84   Shares (1)  Equity

Balance -
Dec. 31,1996      $16,037,937  $1,604  $48,240  $(31,737)  $(4,111)  $13,996

Issuance of
common shares:
Stock option plans     27,000       2      29         -          -      31
Stock purchase
  warrants            486,912      49     885         -          -     934

Expense related to
  on stock purchase
  warrant extension         -       -     768         -          -     768

Purchase of treasury
  shares                    -       -       -         -     (2,980) (2,980)

Net loss                    -       -       -    (1,040)         -  (1,040)

Balance-
Sept. 30, 1997      16,551,849  $1,655 $49,922 $(32,777)   $(7,091)$11,709


(1) Represents 2,846,252 and 678,352 of common shares held in treasury at September 30, 1997 and December 31, 1996, respectively.

                          PUBLICKER INDUSTRIES INC.
                           AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                          (in thousands of dollars)
                                 (unaudited)
                                                           Nine Months Ended
                                                              September 30,
                                                           1997       1996
Cash flows from operating activities:
   Income (loss) from continuing operations              $(1,649)   $(3,254)
   Adjustments to reconcile income (loss) to net cash
     provided by (used in) continuing operations:
       Income tax benefit                                      -     (2,357)
       Depreciation and amortization                         590        602
       Warrant expense                                       768          -
       Changes in operating assets and liabilities:
         Restricted cash                                       -      4,500
         Trade receivables                                (1,061)       (84)
         Inventories                                         134        720
         Other current assets                                (45)       249
         Other assets                                        (29)       260
         Trade accounts payable                             (321)    (1,532)
         Accrued liabilities                                (513)    (8,639)
         Other non-current liabilities                      (781)      (997)
            Net cash provided by (used in)
              continuing operation                        (2,907)   (10,532)

    Income from discontinued operations                      609     10,409
    Adjustments to reconcile income to net cash provided
      by (used in) discontinued operations:
        Gain on sale of discontinued operations                -    (13,658)
        Charge in lieu of income taxes                         -      6,085
        Increase in net assets of discontinued operations   (898)    (3,888)
             Net cash provided by (used in)
               discontinued operations                      (289)    (1,052)
             Net cash provided by (used in) operating
               activities                                 (3,196)   (11,584)

Cash flows from investing activities:
  Proceeds from sale of discontinued operations            1,164     31,923
  Capital expenditures                                      (269)      (997)
              Net cash provided by (used in)
                investing activities                         895     30,926

Cash flows from financing activities:
   Redemption of 13% Subordinated Notes                        -     (7,500)
   Repayments of revolving credit lines                        -     (4,012)
   Repayments of term loans and notes payable               (457)    (1,210)
   Proceeds from the issuance of common shares               965        636
   Purchase of treasury stock                             (2,980)      (113)
             Net cash provided by (used in)
               financing activities                       (2,472)   (12,199)

 Net increase (decrease) in cash                          (4,773)     7,143
 Cash - beginning of period                               18,318        874

 Cash - end of period                                   $ 13,545    $ 8,017

                           PUBLICKER INDUSTRIES INC.
                           AND SUBSIDIARY COMPANIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Publicker Industries Inc. and subsidiary companies as of September 30, 1997 and the results of their operations and their cash flows for the three and nine months ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Cash Flow Information
       Cash paid for interest during the nine months ended September 30, 1997 and 1996 was approximately $381,000 and $579,000, respectively. Cash paid for income taxes was $1,336,000 for the nine months ended September 30, 1996. No cash was paid for income taxes during the first nine months of 1997.

Net Income (Loss) Per Common Share
       Net income (loss) per common share for 1996 was computed using the weighted average number of common shares and the dilutive effect of share equivalents (stock options and warrants) outstanding using the modified treasury method. The effect of stock options and warrants on the computation for 1997 were not included as they were antidilutive.

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS with basic EPS for which common stock equivalents are not considered in the computation and also revises the computation of diluted EPS. The statement is effective for financial statements issued for periods ending after December 15, 1997. Had EPS been determined in accordance with SFAS No. 128, the Company's basic and diluted EPS for the nine months ended September 30, 1996 would have been $.47 and $.45, respectively. The application of SFAS No. 128 would have no effect on EPS reported for 1997 or for the three months ended September 30, 1996.

Note 2 - DISCONTINUED OPERATIONS

       In 1996, the Company completed the sale of substantially all of the assets of Masterview Window Company, Inc. ("Masterview"), Fenwal Electronics, Inc. ("Fenwal") and Bright Star Industries Incorporated ("Bright Star"). The aggregate sales price for the dispositions was $47,771,000. A portion of the sales prices amounting to $1,919,000 at December 31, 1996, was held in escrow to cover potential purchase price adjustments, indemnity claims and certain environmental remediation activities. In the first nine months of 1997, an additional $1,164,000 in cash was received principally relating to the finalization of the Masterview purchase price adjustment.

       Masterview, Fenwal and Bright Star have been reflected as discontinued operations in the accompanying 1996 financial statements. Net sales of discontinued operations for the nine months ended September 30, 1996 were
$24,991,000.   The aggregate pre-tax gain on sale of discontinued operations recorded in 1996 of $15,110,000 was offset by a provision for income taxes of $6,346,000, of which $4,894,000 was credited directly to paid-in-capital due to the utilization of pre-corporate reorganization tax loss carryforwards. The pre-tax income from discontinued operations in 1996 of $2,836,000 was offset by a provision for income taxes of $1,191,000 which was also credited directly to paid-in-capital (see Note 6).


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


Note 4 - INVENTORIES

       Inventories at September 30, 1997 and December 31, 1996, consisted of the following:

                                       September 30,   December 31,
                                             1997           1996
                                                 (in thousands)

       Raw materials and supplies         $ 1,593        $ 1,589
       Work in process                        258            250
       Finished goods                         521            667
                                          $ 2,372        $ 2,506


Note 5 - STOCKHOLDERS' EQUITY

       In August 1996, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The Board of Directors increased the Company's share repurchase authorization to 2,000,000 shares in March 1997 and to 2,300,000 shares in September 1997. Through September 30, 1997, the Company repurchased 2,288,100 shares of common stock under the buy-back program for an aggregate cost of $3,174,000.

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

       On November 8, 1996, the Company's Board of Directors, acting upon the recommendation of a special committee of disinterested directors, determined it would be in the Company's best interests to modify the Warrants and Underwriter's Warrants owned by any holder who exercises, at the current exercise price of $1.95 per share of common stock, 25% of the warrants owned on December 15, 1996 (December 17, 1996, in the case of the Underwriter's Warrants). Shareholders of the Company subsequently approved the modification on July 2, 1997 ("Approval Date"). As of July 2, 1997, a total of 2,257,050 warrants were outstanding entitling the warrant holders to purchase an aggregate of 2,311,220 shares of common stock. Members of the Company's Board of Directors held 2,190,000 warrants.

       The modification resulted in the following changes to the holders' unexercised Warrants and Underwriter's Warrants (i.e., the 75% balance of the warrants owned on December 15, 1996 or December 17, 1996, as the case may be) (the "Remaining Modified Warrants"):

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

        In September 1997, a total of 486,912 shares of common stock were issued pursuant to the exercise of 475,500 warrants. The total proceeds received amounted to $934,000. As of September 30, 1997, there are 1,426,500
Remaining Modified Warrants. A non-cash charge to income of $768,000 was recorded in the third quarter of 1997 based on the fair value of the Remaining Modified Warrants.

Note 6 - INCOME TAXES

       As of September 30, 1997, approximately $90,000,000 of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1997 through 2010, were available to offset future taxable income. As a result of a corporate revaluation during 1984, tax benefits resulting from the utilization in subsequent years of net operating loss carryforwards existing as of the date of the corporate revaluation will be excluded from the results of operations and directly credited to additional paid-in capital when realized. As of September 30, 1997, approximately $12,000,000 of the Company's U.S. tax loss carryforwards predated the corporate revaluation.

       As of September 30, 1997, deferred tax assets of approximately $30,000,000 relating to the tax benefit of the Company's U.S. tax loss carryforwards were offset by a full valuation allowance. As of September 30, 1997, approximately $4,000,000 of deferred tax assets predated the corporate revaluation. Subsequent adjustments to the valuation allowance with respect to the deferred tax assets which predated the corporate revaluation would be directly credited to additional paid-in capital.

       For the nine months ended September 30, 1996, the Company recorded a charge in lieu of income taxes of $3,728,000 and a provision for income taxes currently payable of $1,452,000. The charge in lieu of income taxes relates to the utilization of net operating loss carryforwards which existed as of January 1, 1984, the date of the corporate revaluation. Such taxes will never be paid or payable and, accordingly, an amount equal to the charge has been credited to additional paid-in capital. No income tax benefit was recognized in 1997 because the tax benefit associated with the Company's operating losses were offset in full by an increase in the valuation allowance. In the third quarter of 1997, the Company reversed $609,000 of tax reserves provided in 1996 relating to the sales of certain subsidiaries.


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

Note 8 - SPECIAL CHARGE

       During the fourth quarter of 1995, the Company decided to move the operations of its Greenwald Industries, Inc. subsidiary from a leased facility in Brooklyn, New York to a newly acquired facility in Chester, Connecticut. A special charge of $1,632,000 was recorded in the first nine months of 1996 which included $668,000 in severance costs associated with 110 terminated employees, $246,000 for lease termination costs and $718,000 for costs through September 30, 1996, related to plant and employee relocation, recruiting and training new personnel and for temporary living allowances. The move was completed by April 30, 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Operating Results - Third Quarter
     Publicker's consolidated sales and revenues of $6,653,000 for the third quarter of 1997 were unchanged from $6,654,000 for the third quarter of 1996. Cost of sales and services decreased from $4,831,000 in 1996 to $4,395,000 in 1997 principally as a result of manufacturing productivity improvements. General and administrative expenses for the third quarter of 1997 decreased by approximately 6% to $1,783,000 from $1,903,000 in 1996 as a result of overhead expense reductions. The Company's pre-tax loss from operations for the third quarter of 1997 totaled $665,000 compared to a loss of $590,000 for the third quarter of 1996. A non-cash charge to income of $768,000 was recorded in the third quarter of 1997 related to the extension and modification of certain common stock purchase warrants. Excluding this charge, the Company reported income from continuing operations in the third quarter of 1997 of $103,000.

     The Company reported a net loss of $56,000 for the third quarter of 1997 compared to a net income of $15,000 for the third quarter of 1996. The 1997 results included a loss from continuing operations of $665,000, or $.05 per share, and income from discontinued operations of $609,000 or $.05 per share. The income from discontinued operations relates to the reversal of certain tax reserves provided in 1996 on the sale of several subsidiaries. The 1996 third quarter results included a loss from continuing operations of $342,000, or $.02 per share, and income from discontinued operations of $357,000, or $.02 per share.

     Sales for the Company's manufacturing segment (which consists of one subsidiary company, Greenwald Industries, Inc.) for the third quarter of 1997 were $4,166,000 compared to $4,393,000 for the third quarter of 1996. The decrease in sales was due to a 7% decrease in volume offset by a 2% increase in selling prices. This segment had income from operations of $805,000 for the third quarter of 1997 compared to $663,000 for the same period in 1996.

     Revenues for the Company's services segment (which consists of one subsidiary company, Orr-Schelen-Mayeron & Associates, Inc.) increased by approximately 10% to $2,487,000 for the third quarter of 1997 compared to $2,261,000 for the third quarter of 1996. The improvement was due to a 1% increase in OSM's fee schedule coupled with an increase in production employee headcount and chargeability versus 1996. The services segment had income from operations for the third quarter of 1997 of $205,000 compared to income of $97,000 for the same period in 1996.

Operating Results - Nine months
     Publicker's consolidated sales of $19,650,000 for the first nine months of 1997 increased by approximately 5% from $18,726,000 for the first nine months of 1996. The improvement in sales was due to a volume increase at the Company's manufacturing segment which was partially offset by a volume reduction at the Company's services segment. Cost of sales and services decreased from $14,217,000 in 1996 to $13,419,000 in 1997 as manufacturing productivity improvements more than offset the effect of increased sales and revenues. General and administrative expenses for the first nine months of 1997 decreased by approximately 15% to $5,580,000 from $6,596,000 in 1996 as a result of overhead expense reductions. The Company's pre-tax loss from operations for the first nine months of 1997 totaled $1,649,000 compared to a loss of $5,611,000 for 1996.

     The Company reported a net loss of $1,040,000, or $.07 per share, for the first nine months of 1997 compared to net income of $7,155,000, or $.43 per share, for 1996. The 1997 results included a loss from continuing operations of $1,649,000, or $.11 per share, and income from discontinued operations of $609,000, or $.04 per share. The 1996 results included a loss from continuing operations of $3,254,000, or $.19 per share, and income and gains from discontinued operations of $10,409,000, or $.62 per share.

     Sales for the Company's manufacturing segment for the first nine months of 1997 were $13,238,000 compared to $11,871,000 for 1996. The increase in sales was due primarily to a volume improvement. This segment had income from operations of $2,323,000 for the first nine months of 1997 compared to a loss from operations of $990,000 for the same period in 1996. The 1996 results were negatively impacted by a $1,632,000 special charge associated with Greenwald's move to a new facility in early 1996, a $372,000 writedown of certain obsolete inventories and a disruption in business activities caused by the move.

     Revenues for the Company's services segment decreased by approximately 6% to $6,412,000 for the first nine months of 1997 compared to $6,855,000 for 1996. The revenue decrease was principally due to a reduction in production employee headcount versus 1996. The services segment had income from operations for the first nine months of 1997 of $93,000 compared to a $41,000 loss for the same period in 1996.

Liquidity
     During the first nine months of 1997, cash, including short-term investments, decreased by $4,773,000 to $13,545,000 at September 30, 1997. Operating activities consumed cash of $3,196,000, investing activities provided cash of $895,000 and financing activities consumed cash of $2,472,000.
Operating activities principally consisted of the loss from continuing operations, the annual payment under the settlement of the environmental litigation and an increase in working capital. Investing activities consisted of additional proceeds of $1,164,000 received from the sale of discontinued operations offset by capital expenditures of $269,000. Financing activities consisted of repayments of the Company's term loans and notes payable of $457,000 and treasury stock purchases of $2,980,000 offset by $965,000 of proceeds from the issuance of common shares upon the exercise of common stock purchase warrants and stock options.

     On April 12, 1996, a Consent Decree that settled the Company's environmental litigation with the United States and the Commonwealth of Pennsylvania was entered by the U.S. District Court for the Eastern District of Pennsylvania, and became effective. The Company previously funded $4,500,000 into a court administered escrow account. Following the entry of the Consent Decree, additional payments totaling $4,850,000 were made in April and May of 1996. In April 1997, the Company made additional payments totaling $796,000 plus interest. Further payments totaling $4,204,000 plus interest will be made to the United States and the Commonwealth of Pennsylvania over the next five years.

     In August 1996, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The Board of Directors increased the Company's share repurchase authorization to 2,000,000
shares in March 1997 and to 2,300,000 shares in September 1997.   Through
September 30, 1997, the Company repurchased 2,288,100 shares of common stock under the buy-back program for an aggregate cost of $3,174,000.

     During the first nine months of 1997, the Company's capital expenditures totaled $269,000. The Company anticipates that its level of capital expenditures for 1997 will be less than those of 1996. The Company has not entered into any material commitments for acquisitions or capital expenditures and retains the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 1997 with its available cash resources as well as through capital equipment financing.

     At September 30, 1997, approximately $90 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1997 through 2010, were available to offset future taxable income.


Outlook
     The Company's primary objective for 1997 is to identify a suitable acquisition candidate. As mentioned above, in 1996 and 1997, the Company met its obligations under the terms of the settlement of its environmental litigation and also repaid the remaining balances outstanding under the Revolver and Term Notes and terminated the Loan Agreement. As of September 30, 1997, the Company had approximately
$13,500,000 in cash on hand. The Company intends to use such funds, together with other potential indebtedness, to finance the acquisition purchase price. The Company has not yet identified any potential acquisition candidates or determined the amount or source of any indebtedness which would be incurred to finance future acquisitions.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 2, 1997, an annual meeting of the shareholders of the Company was held at which directors were elected to serve until their successors shall have been elected and shall have qualified. Shareholders approved modifications to certain outstanding warrants to purchase common stock of the Company. The appointment of the Company's outside auditors for the year ending December 31, 1997 was also ratified. The number of votes cast for, against or withheld/ abstained and the number of broker non-votes with regard to each nominee or matter are set forth below:

                                                   Withheld/    Broker
                             For        Against     Abstained   Non-votes
Election of directors:
    Harry I. Freund       10,618,430      N/A       247,543        -
    Jay S. Goldsmith      10,608,430      N/A       257,543        -
    Clifford B. Cohn      10,614,329      N/A       251,644        -
    David L. Herman       10,618,257      N/A       247,716        -
    L.G. Schafran         10,619,532      N/A       246,441        -
    James J. Weis         10,613,533      N/A       252,440        -

Approval of modification
    to certain outstanding
    warrants                9,619,016    274,900    368,760      603,297

    Ratification of
    Auditors               10,780,532     63,571     21,870        -


ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

       (a) Exhibits required by Item 601 of Regulation S-K.

       Exhibit 11: Calculation of earnings per share

       Exhibit 27: Financial Data Schedule (EDGAR version only)

       (b) Reports on Form 8-K:

         Form 8-K dated August 15, 1997 relating to Amendment No.1 to Warrant Agreements between Registrant and Harry I. Freund and Jay
         S. Goldsmith

                      PUBLICKER INDUSTRIES INC.
                       AND SUBSIDIARY COMPANIES

                              SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.


                                            PUBLICKER INDUSTRIES INC.
                                            (Registrant)



Date: November 14, 1997                     /s/ James J. Weis

                                            James J. Weis, President and
                                            Chief Executive Officer


                                            /s/ Antonio L. DeLise
                                            Antonio L. DeLise, Vice President-
                                            Finance, Principal Financial and
                                            Accounting Officer


                                                                    Exhibit 11
                         PUBLICKER INDUSTRIES INC.
                          AND SUBSIDIARY COMPANIES

                    CALCULATION OF EARNINGS PER SHARE
                               (Unaudited)


                     Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                               1997(a)  1996(b)              1997(a)   1996(b)
                               (in thousands except per share data)

 Income (loss) from continuing
    operations                 $ (665)  $ (342)           $ (1,649) $ (3,254)

Add - Interest savings, net
   of tax effect                    -        53                  -       118

Adjusted income (loss) from
   continuing operations           (665)   (289)            (1,649)   (3,136)

Income and gains from
   discontinued operations          609     357                609    10,409

Adjusted net income (loss)       $  (56)  $  68           $ (1,040)  $ 7,273


Average common shares            13,598  15,453             14,222    15,271
Add - Stock options and
   common stock purchase warrants     -   1,776                  -     1,776

Adjusted common shares           13,598  17,229             14,222    17,047



Earnings (loss)  per common share
   Continuing operations         $ (.05) $ (.02)            $ (.11)   $ (.19)

   Discontinued operations          .05     .02                .04       .62

                                 $    -  $    -             $ (.07)   $  .43





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