Form 10-K
period 1997-12-31
PUBLICKER INDUSTRIES INC
filed 1998-03-20
CIK 81050

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                               _________________
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                                        OR

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

              One Post Road, Fairfield, Connecticut 06430
           (Address of principal executive offices)  (Zip code)

Registrant's telephone number, including area code: (203) 254-3900

   Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class                  Name of each exchange on which registered
         None                                          None


Securities Registered Pursuant To Section 12(g) of the Act:

Common Stock ($.10 par value)
Rights to Purchase Class A
Preferred stock, First Series

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

As of January 31, 1998, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $17,348,000.

Number of shares of Common Stock outstanding as of January 31, 1998:
13,040,097

                Documents Incorporated By Reference


Part III, Items 10, 11, 12 and 13 are incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the 1998 Annual Meeting of Shareholders.

                              PART I

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

 In an offering that commenced in August 1985, the Company made a pro rata distribution to its shareholders of rights to buy additional common stock. Under the rights offering, the Company received net proceeds of approximately $5,137,000. This amount was primarily used to reduce outstanding accounts payable and accrued liabilities. By the end of 1985, the Company's working capital deficit had been reduced to less than $1,000,000 and shareholders' equity had increased to $12,900,000.

Issuance of Subordinated Notes - 1986
 In December 1986, the Company issued $30,000,000 principal amount of 13% Subordinated Notes (the "Subordinated Notes") which, together with the proceeds from asset dispositions, provided the Company with funds to commence an acquisition program. Under the terms of the Subordinated Notes, the Company was required to make annual sinking fund payments of 25% of the principal amount of the Subordinated Notes beginning December of 1993. In April 1996, the Company prepaid the remaining $7,500,000 that was due in December 1996.

Environmental Litigation
 When the Company departed from its historical business of manufacturing and selling alcohol, in 1985 it ceased operations at its alcohol manufacturing plant and bulk liquid storage facility in Philadelphia, Pennsylvania. In March 1986, the Company sold the facility for $3,000,000. The purchaser of the facility, a wrecking company, commenced demolition at the site and was in the process of dismantling the facility when it filed for bankruptcy in January 1987. In June 1987, a fire occurred at the facility which gave rise to suspicion that there had been releases of hazardous substances at the facility. The United States Environmental Protection Agency (the "EPA") began conducting remedial actions at the facility in 1987. In December 1990, the EPA commenced an action in the United States District Court, Eastern District of Pennsylvania (the "Court"), against the Company and two other parties seeking recovery of costs incurred by the EPA and other federal agencies in responding to releases or threatened releases of hazardous substances at the facility. The Commonwealth of Pennsylvania intervened as a second plaintiff in 1993, seeking recovery of costs allegedly incurred by the Pennsylvania Department of Environmental Protection ("PADEP") in responding to such releases or threatened releases at the facility. In October 1995, the parties agreed on a proposed consent decree
(the "Consent Decree") setting forth the terms of a settlement of this litigation (the "Settlement"). The Consent Decree was entered by the Court in April 1996 and is considered final.

 Under the terms of the Settlement, in April 1995, the Company deposited
$4,500,000 with the clerk of the Court.   Following the entry of the Consent
Decree, additional payments totaling $4,850,000 were made in April and May of 1996. In April 1997, the Company made additional payments totaling $796,000 plus interest. Further payments totaling $4,204,000 plus interest will be made to the United States and Commonwealth of Pennsylvania over the next five years. These payments settle of all of the EPA's and PADEP's claims against the Company and the Company's counterclaims against the EPA relating to the Philadelphia site, subject only to certain "reopener" provisions in the event of future discovery of certain defined types of presently unknown conditions or information pertaining to the site. During 1993, the Company recorded a liability of $14,350,000 which covered the costs of Settlement.

Acquisitions and Dispositions - 1987 to 1996
 Beginning in 1987, the Company entered a period of acquiring and disposing of businesses. In September 1987, the Company acquired Golding Industries, Inc. ("Golding") for $25,000,000 in cash. It subsequently sold Golding in March 1989 for an aggregate sales price of $43,500,000. In late 1990 and early 1991, the Company completed the acquisition of ten businesses from a subsidiary of Hanson PLC for an aggregate purchase price of $31,800,000.

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

 This series of dispositions left the Company with the following businesses:
Bright Star Industries Incorporated ("Bright Star"), Fenwal Electronics, Inc. ("Fenwal"), Masterview Window Company, Inc. ("Masterview"), Greenwald Industries,Inc. ("Greenwald") and Orr-Schelen-Mayeron & Associates, Inc. ("OSM"). On February 16, 1996, the Company sold substantially all of the assets of Bright Star, a manufacturer and distributor of flashlights and lanterns, for $5,540,000, to a company formed by an affiliate of BancBoston Capital and an investor group. On March 29, 1996, the Company sold substantially all of the assets of Fenwal, a designer and manufacturer of negative temperature coefficient thermistors and thermistor assemblies, for $26,483,000, to Elmwood Sensors, Inc., an affiliate of BTR Dunlop, Inc. On October 31, 1996, the Company completed the sale of substantially all of the assets of Masterview, a manufacturer of aluminum windows and doors, for $15,748,000 to an affiliate of BancBoston Capital. In each instance, the buyer also assumed certain liabilities, including accounts payable, accrued liabilities and obligations under leases, contracts and agreements. The sales of Bright Star, Fenwal and Masterview resulted in an aggregate pre-tax gain of $22,042,000. Following such sales, the Company's businesses consist of Greenwald and OSM. See "Description of Business."

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

    Future Business Acquisitions-- For the fiscal years ended December 31, 1995, 1994 and 1993, the Company reported net losses of approximately $300,000, $2,300,000 and $9,400,000, respectively. The Company recognized the need to improve earnings per share for shareholders. In evaluating the financial condition of the Company and considering ways in which the Company could improve operating results, the Board of Directors concluded that the Company is more likely to be able to generate significant income through the acquisition of new businesses. The sales of Bright Star, Fenwal and Masterview generated capital for the acquisition of such businesses.

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

     Favorable Sale Market-- The Company believed that the market for corporate acquisitions was favorable to sellers. This belief was based on several factors having the combined effect of increased sale prices.
     These factors included a high level of activity in the mergers and acquisition market in recent years and a substantial amount of available equity capital and a willing institutional lending market providing financing for acquisitions.

 As mentioned above, in 1996 and 1997, the Company met its obligations under the terms of the Settlement of the environmental litigation, accelerated the final payment due under the Subordinated Notes and repaid the remaining balances outstanding under the Revolver and Term Notes and terminated the Loan
Agreement. As of February 28, 1998, the Company had approximately $12,000,000 in cash on hand. The Company intends to use such funds, together with other specific borrowings, to seek out and acquire one or more businesses. While the Company is continually reviewing and considering potential acquisition candidates, it has not yet identified any potential acquisition candidates or determined the amount or source of any indebtedness which would be incurred to finance future acquisitions.

Description of Business

 The Company operates in two business segments: manufacturing and services. Detailed descriptions and general developments of the business conducted by each segment follows:

Manufacturing
 The Company's manufacturing segment consists of one subsidiary company - Greenwald Industries, Inc. Greenwald designs and manufactures coin meter systems used primarily in the commercial laundry appliance industry. In addition, Greenwald's products are also sold to the vending, amusement and car wash industries. Greenwald's sales are made to original equipment manufacturers as well as distributors and route operators. Established in 1954, Greenwald has developed an outstanding reputation and believes that it is the leading
manufacturer in its market.   In February 1998, Greenwald entered into a joint
venture to develop, manufacture and market smart card systems for the commercial laundry appliance industry. The primary raw materials used by Greenwald include rolled and strip steel, metal stamped parts and certain electronic components,
all of which are readily available from multiple sources.   Certain of
Greenwald's products are manufactured overseas under the Company's patented designs and proprietary tooling. The Company believes that an interruption in the supply of imported products would have a negative short-term impact. However, production of such products can be sourced from other vendors. The Company expects a continuing shift from mechanical coin meter systems to electronic and smart card systems. Greenwald successfully competes against several other companies due to its reputation for selling higher quality coin handling equipment at competitive prices. Among Greenwald's customers are several large original equipment manufacturers. Greenwald experiences a certain degree of seasonality with sales declines typically occurring during the summer months. Greenwald's office and manufacturing operations are located in Chester, Connecticut.

Services
 The Company's services segment consists of one subsidiary company - Orr-Schelen-Mayeron & Associates, Inc. OSM provides general engineering, design and architectural services. OSM is headquartered in Minneapolis, Minnesota and its primary customer base is located in the midwestern United States. OSM's capabilities include all facets of engineering of general construction projects as well as environmental, transportation and water resource management engineering services. OSM is one of the largest firms of its type in the Minneapolis area. Competition for OSM's services are characterized primarily by reputation, quality of work and cost effectiveness. As of December 31, 1997 and 1996, OSM had contract backlogs of approximately $3,400,000 and $4,400,000, respectively. Substantially all of OSM's backlog is expected to be completed in 1998.



Employees

 As of December 31, 1997, the Company had approximately 220 employees engaged in manufacturing operations, engineering, marketing, sales, service, and administrative activities.

Segment Information

 During 1997, the Company operated in two business segments: manufacturing and services. Information about the Company's operations by segment for the years ended December 31, 1997, 1996 and 1995 is presented in the following table. For 1997, 1996 and 1995 the Company had export sales of approximately $1,003,000, $805,000 and $1,259,000, respectively. Such sales were primarily to Canada.

            Financial Information Relating to Industry
                 Segments and Classes of Products
                    (in thousands of dollars)


                                         1997            1996           1995

Net sales to unaffiliated customers:
     Manufacturing                     $17,039         $15,486        $16,680
     Services                            9,095           8,657         10,276
                                       $26,134         $24,143        $26,956

Income (loss) from operations:1
      Manufacturing 2                   $3,090           $(286)        $1,926
     Services                              283            (366)          (524)
     Corporate and other 3              (4,338)         (4,754)        (3,885)
                                         $(965)        $(5,406)       $(2,483)

Identifiable Assets:
     Manufacturing                      $9,614          $8,823         $9,110
     Services                            4,226           3,316          4,006
     Corporate and other                14,331          20,956         22,442
                                       $28,171         $33,095        $35,558

Depreciation and Amortization Expense:
     Manufacturing                        $434            $337           $241
     Services                              248             258            281
     Corporate and other                    80             189            198
                                          $762            $784           $720

Capital Expenditures
     Manufacturing                        $312          $1,109         $2,197
     Services                               49              57            162
     Corporate and other                    20              38            396
                                          $381          $1,204         $2,755


(1) Before interest income, interest expense and items of a nonoperating nature.

(2) The 1996 loss from operations for the manufacturing segment includes a special charge of $1,596,000 associated with Greenwald's plant relocation.

(3) The 1997 loss from operations for Corporate includes a non-cash charge of $768,000 related to the modification and extension of certain common stock purchase warrants.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT   (See Item 10 herein)

  The following table sets forth information about the executive officers of the Company as of February 28, 1998. The business address of each executive officer is the address of the Company, One Post Road, Fairfield, Connecticut 06430, and each executive officer is a United States citizen.

 Name                 Age        Office and Position

 James J. Weis        49         President, Chief Executive Officer
                                 and Director

 Antonio L. DeLise    36         Vice President, Chief Financial Officer
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

ITEM 2.  PROPERTIES

Operating Properties
  The Company owns and leases various properties that are suitable and adequate for its present needs. All of the Company's facilities are generally being fully utilized.

Greenwald Industries, Inc.
   Greenwald owns a building of approximately 119,000 square feet containing manufacturing and office space in Chester, CT. This facility includes 27 acres of land. The building and land are subject to a mortgage serving a promissory note.

Orr-Schelen-Mayeron & Associates, Inc.
  OSM leases approximately 38,000 square feet of office space in Minneapolis, Minnesota under a lease expiring in 2002.

Executive Offices
  The Company's executive offices are located in approximately 1,000 square feet of space in Fairfield, Connecticut, and are occupied under a lease expiring in May 2002. The Company also maintains approximately 2,600 square feet of office space, for general corporate purposes, in New York City under a lease expiring in 2004.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.





                           PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS


  (a)On July 11, 1996, the New York Stock Exchange ("NYSE") announced that trading in the Company's common stock would be suspended before the opening of trading on August 1, 1996. The
     NYSE staff indicated that its decision to delist was based on consideration of certain qualitative listing criteria, including the reduction in operations due to recent and proposed subsidiary sales, as well as the Company's failure to meet certain quantitative listing criteria, including average net income for the prior three years and net tangible assets. On August 1, 1996, the Company's common stock began trading on the OTC Bulletin Board under the symbol PLKR. The Company filed an appeal of the NYSE staff decision. On November 11, 1996, the NYSE Board of Directors' Committee for Review affirmed the staff decision to delist the Company's common stock. The Securities and Exchange Commission by order dated January 27, 1997 granted the application of the NYSE for removal of the common stock of the Company from listing and registration on the NYSE under the Securities and Exchange Act of 1934.

     The high and low sales prices of the Company's common stock during 1997 and 1996 are shown below:

                               1997                 1996
                          High      Low       High        Low

     First Quarter      $1 1/2    $1 3/8     $2 7/8      $2 1/8
     Second Quarter      1 3/8     1 3/16     2 1/2       1 7/8
     Third Quarter       1 11/16   1 1/4      2           1 1/4
     Fourth Quarter      1 11/16   1 5/16     1 3/4       1 3/8


  (b) There were approximately 3,000 registered holders of record of common stock of the Company as of January 31, 1998.

  (c) The Company did not pay dividends on its common stock during the prior five fiscal years and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

 The selected financial data of the Company presented below for the five year period ended December 31, 1997, have been derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

                                   Year Ended December 31,
                             1997      1996       1995       1994     1993
                             (In thousands, except per share amounts)
Income Statement Data:
 Net sales                 $26,134    $24,143    $26,956   $27,899   $26,716
 Income (loss) from
   operations1                (965)2   (5,406)3   (2,483)   (1,700)   (3,216)
 Income (loss) from
   continuing operations    (1,688)2   (3,704)3   (5,266)4  (5,052)5 (21,698)6
 Income from discontinued
   operations                    -      1,916      4,975     2,763     3,944
 Gain on sale of discontinued
   operations, net             609     12,783          -         -     8,307
    Net income (loss)      $(1,079)   $10,995     $ (291)  $(2,289)   (9,447)

Per common share:
 Income (loss) from continuing
   operations                $(.12)     $(.24)     $(.36)   $(.34)    $(1.50)
 Income from discontinued
   operations                  .04        .96        .34      .19        .85
 Net income (loss)           $(.08)      $.72      $(.02)   $(.15)     $(.65)


                                             December 31,
                               1997      1996       1995     1994       1993
                                                (In thousands)
Balance Sheet Data:
  Working capital             $13,608   $17,434    $2,113   $15,753   $29,461
  Total assets                 28,171    33,095    35,558    38,514    48,932
  Total debt7                   1,272     1,762    10,556    14,869    22,082
  Other non-current
    liabilities                 9,604    10,761    11,390    16,509    21,555
  Shareholders' equity8        10,873    13,996    (2,594)   (2,616)     (340)


(1) Represents income (loss) before interest income, interest expense and items of a nonoperating nature.

(2) The 1997 loss from operations includes a non-cash charge of $768,000 related to the modification and extension of certain common stock purchase warrants. The loss from continuing operations also includes cost of pensions - nonoperating of $768,000 and other costs of $270,000.

(3) The 1996 loss from operations includes a special charge of $1,596,000 associated with Greenwald's plant relocation. Loss from continuing operations also includes cost of pensions - nonoperating of $769,000 and legal settlements and other income of $156,000.

(4) Includes cost of pensions - nonoperating of $744,000, other costs of $365,000 and a gain from repurchase of notes of $75,000.

(5) Includes cost of pensions - nonoperating of $768,000, other costs of $507,000 and a gain from repurchase of notes of $640,000.

(6) Includes cost of pensions - nonoperating of $776,000, other costs of $14,791,000 and a gain from repurchase of notes of $370,000.

(7) Includes current maturities of long term debt and revolving credit line borrowings.

(8) No dividends on common shares have been declared or paid during the last five years.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  For the year ended December 31, 1997, the Company's consolidated sales increased by 8% to $26,134,000 compared to $24,143,000 for 1996. The increase in sales was due to a 6% volume improvement coupled with a 2% price increase. Cost of sales and services decreased from $18,046,000 in 1996 to $17,610,000 in 1997 as manufacturing productivity improvements more than offset the effect of
increased sales and revenues.   General and administrative expenses for the year
ended December 31, 1997 decreased by approximately 15% to $7,483,000 from $8,763,000 for 1996 as a result of overhead expense reductions. Selling expenses were $1,238,000 in 1997 compared to $1,144,000 in 1996.

  The Company's loss from operations for 1997 totaled $965,000 compared to $5,406,000 for 1996. A non-cash charge of $768,000 was recorded in 1997 related to the extension and modification of certain common stock purchase warrants. Excluding this charge, the loss from operations for 1997 was $197,000. The 1996 loss from operations was negatively impacted by a $1,596,000 special charge associated with Greenwald Industries plant relocation, a $372,000 write down of certain obsolete inventories and a disruption in business activities caused by the move.

  Interest income increased to $696,000 for 1997 compared to $476,000 for 1996 due to higher amounts of cash investments. Interest expense decreased to $381,000 during 1997 compared to $847,000 for 1996 due to repayments of the Company's Subordinated Notes and Revolver and Term Notes in 1996 and 1997.

  The Company reported a net loss of $1,079,000, or $.08 per share, for 1997 compared to net income of $10,995,000, or $.72 per share, for 1996. The 1997 results included a loss from continuing operations of $1,688,000, or $.12 per share, and income from discontinued operations related to the reversal of certain tax reserves of $609,000, or $.04 per share. The 1996 results included a loss from continuing operations of $3,704,000, or $.24 per share, and income from discontinued operations principally related to the gains on the disposition of several subsidiaries of $14,699,000, or $.96 per share.

  Sales for the Company's manufacturing segment (which consists of one subsidiary company - Greenwald) totaled $17,039,000 as compared to $15,486,000 in 1996. The 10% increase in sales was primarily due to volume improvements. This segment had income from operations of $3,090,000 in 1997 compared to a loss from operations of $286,000 in the prior year. The 1996 results were negatively impacted by the move costs discussed above.

  Revenues for the Company's services segment (which consists of one subsidiary company - OSM) increased by 5% to $9,095,000 for 1997 from $8,657,000 in 1996.
 The revenue increase was primarily due to an increase in production employees and billable salaries. The services segment had income from operations of $283,000 for 1997 compared to a loss from operations of $366,000 for 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  For the year ended December 31, 1996, the Company had consolidated sales of $24,143,000 compared to $26,956,000 for 1995. The decrease in sales was due to a 13% decrease in volume offset by a 3% increase in selling prices. Cost of sales and services decreased by approximately 10% from $20,012,000 in 1995 to $18,046,000 in 1996 principally due to reduced sales volume. General and administrative expenses for the year ended December 31, 1996 increased by approximately 6% to $8,763,000 from $8,234,000 for 1996. The increase related
to higher consulting and professional fees.    Selling expenses of $1,144,000 in
1996 were comparable to $1,193,000 in 1995. The Company's loss from operations for 1996 totaled $5,406,000 compared to $2,483,000 for 1995.

  Interest income and interest expense were favorably impacted in 1996 by the proceeds received from the sales of several businesses. Interest income increased to $476,000 for 1996 compared to $138,000 for 1995 due to higher amounts of cash investments. Interest expense decreased to $847,000 during 1996 compared to $1,887,000 for 1995 due to repayments of the Company's Subordinated Notes and Revolver and Term Notes in 1996.

  The Company reported net income of $10,995,000, or $.72 per share, for 1996 and a net loss of $291,000, or $.02 per share for 1995. The 1996 results included a loss from continuing operations of $3,704,000, or $.24 per share, and income and gains from discontinued operations of $14,699,000, or $.96 per share. The 1995 results included a loss from continuing operations of $5,266,000, or $.36 per share, and income from discontinued operations of $4,975,000 or $.34 per share.

  Sales for the Company's manufacturing segment totaled $15,486,000 as compared to $16,680,000 in 1995. The sales decline was attributable to a disruption in business activities caused by Greenwald's move to a newly acquired facility in Chester, Connecticut in early 1996. The move was completed by April 30, 1996. This segment had a loss from operations of $286,000 for 1996 compared to income of $1,926,000 for the prior year. The decrease in operating income of $2,212,000 was primarily attributable to a $1,596,000 special charge associated with Greenwald's move, a $372,000 write down of certain obsolete inventories and a disruption in business activities caused by the move.

  Revenues for the Company's services segment decreased by 16% to $8,657,000
for 1996 from $10,276,000 in 1995.   The revenue decline was primarily due to a
significant reduction in production employee headcount versus 1995. The services segment had a loss from operations of $366,000 for 1996 as compared to a loss of $524,000 for 1995 as a result of a high level of employee turnover and non-billable time and loss recognition on a number of contracts.

  In 1996, the Company completed the sale of substantially all of the assets of Masterview Window Company, Inc., Fenwal Electronics, Inc. and Bright Star Industries Incorporated. The aggregate sales price for the dispositions was $47,771,000. The aggregate pre-tax gain on sale of discontinued operations recorded in 1996 of $22,042,000 was offset by a provision for income taxes of $9,259,000, of which $6,468,000 was credited directly to paid-in-capital due to the utilization of pre-corporate reorganization tax loss carryforwards.

Liquidity

  During the year ended December 31, 1997, cash, including short-term investments, decreased by $5,241,000. Operating activities consumed cash of $3,046,000, investing activities provided cash of $1,107,000 and financing activities consumed cash of $3,302,000. Operating activities principally consisted of the loss from continuing operations coupled with a reduction in accrued liabilities associated with the environmental payments to the United States and Commonwealth of Pennsylvania. Investing activities consisted of additional proceeds of $1,488,000 from the sale of discontinued operations offset by capital expenditures of $381,000. Financing activities consisted of repayments of the Company's term loans and note payable of $490,000 and repurchases of common stock of $3,770,000 offset by $958,000 of proceeds from the issuance of common stock upon the exercise of common stock purchase warrants and stock options.

  In April 1996, the Consent Decree that settled the Company's environmental litigation with the EPA and PADEP was entered by the Court and became final. The Company had previously funded $4,500,000 into a court administered escrow account. Following the entry of the Consent Decree, additional payments totaling
$4,850,000 were made.   In April 1997, the Company made additional payments
totaling $796,000 plus interest. Further payments totaling $4,204,000 plus interest will be made to the EPA and PADEP over the next five years.

  In August 1996, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The Board of Directors increased the Company's share repurchase authorization to 3,300,000 in 1997. Through December 31, 1997, the Company had repurchased 2,882,000 shares of common stock under the buy-back program for an aggregate cost of $3,964,000.

  During 1997, the Company's capital expenditures totaled $381,000. The Company anticipates that its level of capital expenditures for 1998 will be comparable to those of 1997. The Company has not entered into any material commitments for acquisitions or capital expenditures and has the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 1998 with its available cash resources and its other cash flows as well as through capital equipment financing.

  At December 31, 1997, approximately $79,000,000 of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1998 through 2012, were available to offset future taxable income.

Year 2000

  The Company has begun modifying and upgrading its existing computer systems to process transactions in the year 2000 and beyond. While management expects all systems to be year 2000 compliant, there can be no assuarnce that all such modifications will be successful. Anticipated spending for these modifications and upgrades are not expected to have a significant impact on the Company's on-going results of operations.

Outlook

  The Company's primary objective for 1998 is to identify a suitable acquisition candidate or candidates. As mentioned above, in 1996 and 1997, the Company met its obligations under the terms of the settlement of its environmental litigation, made the final payment under the Subordinated Notes and repaid the remaining balances outstanding under the Revolver and Term Notes and terminated the Loan Agreement. As of February 28, 1998, the Company had approximately $12,000,000 in cash on hand. The Company intends to use such funds, together with other potential borrowings, to seek out and acquire one or more businesses. While the Company is continually reviewing and considering potential acquisition candidates, it has not yet identified any specific acquisition candidates or determined the amount or source of any indebtedness which would be incurred to finance future acquisitions.

  Special Note Regarding Forward-Looking Statements: A number of statements contained in this discussion and analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: Greenwald's dependance on the mechanical coin meter market and its potential vulnerability to technological obsolescence; OSM's dependence on key personnel and general economic conditions in the Midwest; and the Company's ability to successfully implement its acquisition strategy including the identification, financing and consummation of any acquisition transaction.


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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 1998 Annual Meeting of Shareholders.

  The information with respect to the executive officers of the Company required by this item is set forth in Item 1A of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

  The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 1998 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 1998 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 1998 Annual Meeting of Shareholders.

                             PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) Financial Statements, Financial Statement Schedules and Exhibits.

    1) Financial Statements - See accompanying Index to Consolidated Financial Statements, Page F-1.

    2) Financial Statement Schedules - None

    3) Exhibits:
        3.1 Amended and Restated Articles of Incorporation, amended and restated through August 27, 1996. Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1996, dated March 19, 1997.
        3.2 By-Laws as amended through July 17, 1990. Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1990, dated March 28, 1991.
        3.3 Certificate of Designation, Preferences and Rights of Class A Preferred Stock, First Series. Incorporated by reference from the Registrant's Registration Statement on Form 8-A, dated September 26, 1988.
        4.1 Form of option to purchase common stock of the Registrant issued in connection with the Stock Purchase Agreement dated April 12, 1985, among the Registrant, Balfour Securities Corporation and the Purchasers. Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1994, dated March 31, 1995.
        4.2  Form of Warrant Agreement, dated 1986 between the Registrant and
             J. Henry Schroder Bank & Trust Company, as Warrant Agent. Incorporated by reference from the Registrant's Registration Statement on Form S-1, dated October 8, 1986.
        4.3 Form of Amendment No. 1 to Warrant Agreement, dated August 13, 1997, between the Registrant and Publicker Industries Inc., successor to J. Henry Schroder Bank & Trust Company, as Warrant Agent. Incorporated by reference from the Registrant's Form 8-K, filed on August 15, 1997.
        4.4  Form of Warrant Agreement, dated 1986 between the Registrant and
             Drexel Burnham Lambert Incorporated.    Incorporated by
             reference from the Registrant's Registration Statement on Form S-1, dated October 8, 1986.
        4.5 Form of Amendment No. 1 to Warrant Agreement, dated August 13, 1997, between the Registrant and Harry I. Freund and Jay S. Goldsmith. Incorporated by reference from the Registrant's
             Form 8-K, filed on August 15, 1997.
        4.6 Rights Agreement, dated as of August 9, 1988, between the Registrant and Mellon Financial Services Corporation #17, as
             Rights Agent. Incorporated by reference from the Registrant's Registration Statement on Form 8-A, dated September 26, 1988.
       10.1 Agreements dated as of August 1987 between the Registrant and Harry I. Freund, Jay S. Goldsmith, David L. Herman, and James
             J. Weis concerning a change in control of the Registrant. Incorporated by reference from the Registrant's Form 8
             Amendment to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987, dated December 7, 1987, filed on December 18, 1987.
       10.2 Publicker Industries Inc. 1991 Stock Option Plan. Incorporated by reference from the Registrant's Form 8 Amendment to the Registrant's Form 10-K for the year ended December 31, 1991, dated August 14, 1992.
       10.3  Employment Agreement between the Registrant and Mr. James J.
             Weis dated February 17, 1987. Incorporated by reference from the Registrant's Form 8 Amendment to the Registrant's Form 10-K for the year ended December 31, 1991, dated August 14, 1992.
       10.4 Publicker Industries Inc. 1993 Long-Term Incentive Plan. Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1993, dated March 29, 1994.
       10.5 Publicker Industries Inc. Non-employee Director Stock Option Plan. Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1993, dated March 29, 1994.
       10.6  Consulting Arrangement between the Registrant and Harry I.
             Freund and Jay S. Goldsmith. Incorporated by reference from the Registrant's Form 10-K/A for the year ended December 31, 1995, dated May 15, 1996.
       10.7 Asset Purchase Agreement dated March 29, 1996 among Fenwal Electronics, Inc., Registrant, as sellers, and Elmwood Sensors, Inc. as buyer. Incorporated by reference from Registrant's
             Form 8-K dated April 15, 1996.
       10.8 Asset Purchase Agreement dated August 16, 1996 among Masterview Window Company, Inc., Registrant, Hanten
             Acquisition Co., as sellers, and Masterview Acquisition Corp., as buyer. Incorporated by reference from Registrant's Form 10-Q for the quarter ended September 30, 1996, dated November 14, 1996.
       21.1  Subsidiaries of Registrant.  Filed herewith.
       23.1 Consent letter from Independent Public Accountants. Filed herewith.
       27.1  Financial Data Schedule (EDGAR version only).  Filed herewith.

(b) Reports on Form 8-K
    None




                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                    PUBLICKER INDUSTRIES INC.
                                           (Registrant)

 Date   March 20, 1998              By:/s/ JAMES J. WEIS
                                    James J. Weis, President,
                                    Chief Executive Officer and
                                    Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date   March 20, 1998               By:/s/ JAMES J. WEIS
                                     James J. Weis, President,
                                     Chief Executive Officer and
                                     Director

 Date   March 20, 1998               By:/s/ ANTONIO L. DELISE
                                     Antonio L. DeLise, Vice President,
                                     Chief Financial Officer, Secretary and
                                     Principal Financial and Accounting Officer

 Date   March 20, 1998               By:/s/ CLIFFORD B. COHN
                                     Clifford B. Cohn, Director

 Date   March 20, 1998               By:/s/ HARRY I. FREUND
                                     Harry I. Freund, Director

 Date   March 20, 1998               By:  /s/ JAY S. GOLDSMITH
                                     Jay S. Goldsmith, Director

 Date   March 20, 1998               By:/s/ DAVID L. HERMAN
                                     David L. Herman, Director

 Date   March 20, 1998               By:/s/ L. G. SCHAFRAN
                                     L. G. Schafran, Director

                    PUBLICKER INDUSTRIES INC.
                     AND SUBSIDIARY COMPANIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of independent public accountants                             F-2

Consolidated balance sheets as of December 31, 1997 and 1996         F-3

Consolidated statements of income (loss) for the years ended
  December 31, 1997, 1996 and 1995                                   F-4

Consolidated statements of shareholders' equity for the years
  ended December 31, 1997, 1996 and 1995                             F-5

Consolidated statements of cash flows for the years ended
  December 31, 1997, 1996 and 1995                                   F-6

Notes to consolidated financial statements                     F-7 through F-15



  All schedules required by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

                  PUBLICKER INDUSTRIES INC.
                     AND SUBSIDIARY COMPANIES

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Publicker Industries Inc.:

We have audited the accompanying consolidated balance sheets of Publicker Industries Inc. (a Pennsylvania corporation) and subsidiary companies as of December 31, 1997 and 1996, and the related consolidated statements of income
(loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Publicker Industries Inc. and subsidiary companies as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.







                                              Arthur Andersen LLP



Stamford, Connecticut
January 30, 1998

                           PUBLICKER INDUSTRIES INC.
                            AND SUBSIDIARY COMPANIES

                       CONSOLIDATED BALANCE SHEETS AS OF
                           DECEMBER 31, 1997 AND 1996

                                                      1997          1996
                                            (in thousands except per share data)
                    ASSETS

Current assets:
 Cash, including short-term investments of
   $11,779 in 1997 and $18,173 in 1996 (Note 1)     $13,077        $18,318
 Trade receivables, less allowance for doubtful
   accounts (1997 - $68; 1996 - $92) (Note 1)         3,935          3,008
 Inventories (Note 1)                                 2,461          2,506
 Other                                                  691            667
        Total current assets                         20,164         24,499

Property, plant and equipment (Note 1):
 Land                                                   234            234
 Buildings and leasehold improvements                 2,331          2,326
 Machinery and equipment                              3,555          3,322
 Less - accumulated depreciation                     (2,197)        (1,778)
                                                      3,923          4,104

Goodwill (Note 1)                                     2,672          2,752
Other assets (Note 6)                                 1,412          1,740
                                                    $28,171        $33,095


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt (Note 3)        $134          $489
   Trade accounts payable                              1,091         1,564
   Accrued liabilities (Notes 6 and 10)                5,331         5,012
      Total current liabilities                        6,556         7,065

  Long-term debt (Note 3)                              1,138         1,273
  Other non-current liabilities (Notes 6 and 10)       9,604        10,761
     Total liabilities                                17,298        19,099

Shareholders' equity (Notes 4 and 7):
 Common shares, $0.10 par value,
   Authorized - 40,000,000 shares Issued - 16,551,849
     shares in 1997 and 16,037,937 shares in 1996      1,655         1,604
 Additional paid-in capital                           49,915        48,240
 Accumulated deficit (since January 1, 1984)         (32,816)      (31,737)
 Common shares held in treasury, at cost              (7,881)       (4,111)
     Total shareholders' equity                       10,873        13,996
                                                     $28,171       $33,095


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                       PUBLICKER INDUSTRIES INC.
                       AND SUBSIDIARY COMPANIES

               CONSOLIDATED STATEMENTS OF INCOME (LOSS)
         FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                           1997          1996          1995
                                         (in thousands except per share data)

Sales and revenues:
    Sales of goods                       $17,039        $15,486       $16,680
    Revenues from services                 9,095          8,657        10,276
                                          26,134         24,143        26,956
Costs and expenses:
    Cost of sales                         11,705         11,894        12,774
    Cost of services                       5,905          6,152         7,238
    General and administrative expenses    7,483          8,763         8,234
    Selling expenses                       1,238          1,144         1,193
    Warrant expense (Note 7)                 768              -             -
    Relocation charge (Note 11)                -          1,596             -
                                          27,099         29,549        29,439
Income (loss) from operations               (965)        (5,406)       (2,483)

Other (income) expenses:
    Interest income                         (696)          (476)         (138)
    Interest expense                         381            847         1,887
    Cost of pensions-nonoperating (Note 6)   768            769           744
    Other (income) expense                   270           (156)          290
                                             723            984         2,783

Income (loss) from continuing operations
  before income taxes                     (1,688)        (6,390)       (5,266)

Income tax benefit                             -          2,686             -

Income (loss) from continuing operations  (1,688)        (3,704)       (5,266)

Discontinued operations (Note 2):
   Income from discontinued operations,
      net of income taxes                      -          1,916         4,975
   Gain on sale of discontinued
      operations, net of income taxes        609         12,783             -
Net income (loss)                        $(1,079)       $10,995         $(291)

Basic earnings (loss) per common share
  (Note 1):
    Continuing operatio  ns                $(.12)         $(.24)        $(.36)
    Discontinued operations                  .04            .96           .34
                                           $(.08)          $.72         $(.02)


The accompanying notes to consolidated financial statements are an integral part of these statements.

                           PUBLICKER INDUSTRIES INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                    Common Shares   Additional   Accumulated   Common   Share-
                   Shares             Paid-in      Deficit    Treasury  holders'
                   Issued    Amount   Capital    Since 1-1-84  Shares   Equity

                              (in thousands except share data)



Balance -
December 31, 1994    14,950,937  $1,495  $41,942   $(42,441)  $(3,612)  $(2,616)

Issuance of Common
 Shares                 455,000      46      546          -         -       592

Purchase of Common
 Shares                       -       -        -          -      (279)     (279)

Net loss                      -       -        -       (291)        -      (291)



Balance -
December 31, 1995    15,405,937   1,541    42,488   (42,732)   (3,891)   (2,594)

Issuance of Common
  Shares                632,000      63       583         -         -       646

Purchase of Common
  Shares                      -       -         -         -      (220)     (220)

Net income                    -       -         -    10,995         -    10,995

Charge in lieu of income
  taxes (Note 5)              -       -     5,169         -         -     5,169

Balance -
December 31, 1996    16,037,937   1,604    48,240   (31,737)   (4,111)   13,996

Issuance of Common
 Shares:
   Stock option plans    27,000       2        29         -         -        31
   Stock purchase
   warrants             486,912      49       878         -         -       927

Expense related to
 extension of common
 stock purchase warrants      -       -       768         -         -       768

Purchase of Common Shares     -       -         -         -    (3,770)   (3,770)

Net loss                      -       -         -    (1,079)        -    (1,079)

Balance-
December 31, 1997    16,551,849  $1,655   $49,915  $(32,816)  $(7,881)  $10,873


(1) Represents common shares held in treasury of 3,440,252 at December 31, 1997, 678,352 at December 31, 1996, and 545,027 at December 31, 1995.

The accompanying notes to consolidated financial statements are an integral part of these statements.



                         PUBLICKER INDUSTRIES INC.
                         AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                         1997         1996          1995
                                                 (in thousands)
Cash flows from operating activities:
 Loss from continuing operations        $(1,688)     $(3,704)      $(5,266)
 Adjustments to reconcile loss to
  net cash used in continuing operations:
   Warrant expense                          768            -             -
   Income tax benefit                         -       (2,686)            -
   Depreciation and amortization            762          784           720
   Gain on sale of assets                     -         (290)            -
   Gain from repurchase of notes              -            -           (75)
   Changes in operating assets and
    liabilities (Note 1)                 (2,560)      (5,408)       (2,804)
          Net cash used in continuing
          operations                     (2,718)     (11,304)       (7,425)

  Income from discontinued operations       609       14,699         4,975
  Adjustments to reconcile income to
    net cash provided by (used in)
    discontinued operations:
     Gain on sale of discontinued
      operations                           (609)     (19,251)            -
     Charge in lieu of income taxes           -        7,855             -
     Increase in net assets of
       discontinued operations             (328)      (6,931)         (679)
         Net cash provided by (used in)
         discontinued operations           (328)      (3,628)        4,296
           Net cash used in operating
           activities                    (3,046)     (14,932)       (3,129)

Cash flows from investing activities:
  Proceeds from sale of discontinued
   operations                             1,488       45,852         2,240
  Proceeds from sale of assets                -          601             -
  Capital expenditures                     (381)      (1,204)       (2,755)
           Net cash provided by (used in)
           investing activities           1,107       45,249          (515)

Cash flows from financing activities:
  Repurchase or redemption of 13%
   Subordinated Notes                         -       (7,500)       (7,425)
  Borrowings (repayments) under
   revolving credit lines                     -       (3,502)        1,475
  Proceeds from issuance of term
   loans and notes payable                    -            -         4,163
  Repayment of term loans and
   notes payable                           (490)      (2,297)        (282)
  Proceeds from the issuance of
   common shares                            958          646          592
  Purchase of treasury stock             (3,770)        (220)        (279)
           Net cash used in financing
           activities                    (3,302)     (12,873)      (1,756)

Net increase (decrease) in cash          (5,241)      17,444       (5,400)
Cash - beginning of period               18,318          874        6,274
Cash - end of period                    $13,077      $18,318         $874



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

Inventories
  Inventories are recorded at cost, determined on a first-in, first-out, or FIFO, basis and do not exceed net realizable values. Inventories at December 31, 1997 and 1996 consisted of the following:

                                          1997          1996
                                            (in thousands)
 Raw materials and supplies              $1,407        $1,589
 Work in process                            282           250
 Finished goods                             772           667
                                         $2,461        $2,506

Depreciation and amortization
  Property, plant and equipment are stated at cost. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization is computed using the straight-line method over estimated useful lives of 3 to 7 years for machinery and equipment and 7 to 39 years for buildings and leasehold improvements.

  Goodwill is amortized on a straight-line basis over a forty-year period. Accumulated amortization was $553,000 and $472,000 as of December 31, 1997 and 1996, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of non-discounted cash flows and operating income for each subsidiary having a goodwill balance. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 1997.

Revenue Recognition
  Revenues are generally recorded when title passes to the customer. One of the Company's businesses performs services under long-term contracts. Revenues on long-term contracts are recognized under the percentage-of-completion method of accounting. The percentage-of-completion method of reporting income from contracts takes into account the cost, estimated earnings and revenue to date on contracts not yet completed. The amount of revenue recognized is the portion of the total contract price that the cost expended to date bears to the anticipated final total cost, based on current estimates of costs to complete. Contract cost includes all materials, labor, overhead and subcontract costs related to the projects. In the event a loss on a contract is anticipated, such losses are recorded in full as they are identified. As of December 31, 1997 and 1996, net costs and estimated earnings in excess of billings on uncompleted contracts, which have been classified as trade receivables, totaled $926,000 and $604,000, respectively, all of which are expected to be billed and collected within one year. Net costs and estimated earnings in excess of billings are billable based on the terms of the contract which may include shipment of the Company's product, achievement of contractual milestones or completion of the contract.




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

Cash Flow Information
  Cash paid for interest during 1997, 1996 and 1995 was $413,000, $651,000 and $1,838,000, respectively. Cash paid for income taxes during 1996 was $1,912,000. No income taxes were paid in 1997 and 1995. Changes in operating assets and liabilities consisted of the following:

                                                1997       1996      1995
                                                      (in thousands)

           Restricted cash                     $   -     $4,500    $(4,500)
           Trade receivables                    (927)       809      1,560
           Inventories                            45        381       (167)
           Other current assets                  (24)        48        (85)
           Other assets                          208        134       (947)
           Trade accounts payable               (473)    (1,949)       457
           Accrued liabilities                  (232)    (8,702)     5,997
           Other non-current liabilities      (1,157)      (629)    (5,119)
                                             $(2,560)   $(5,408)   $(2,804)

Earnings (loss) per common share
   During 1997, the Company adopted FASB Statement 128 Earnings Per Share. Basic net income (loss) per common share is based on net income divided by the weighted average number of common shares outstanding during each year (14,057,396 in 1997, 15,294,504 in 1996 and 14,760,586 in 1995). Diluted net
income (loss) per common share assumes issuance of the net incremental shares from stock options and warrants at the later of the beginning of the year or date of issuance. Diluted net income (loss) per share was not computed for 1997, 1996 and 1995 as the effect of stock options and warrants were antidilutive.


Note 2 - DISCONTINUED OPERATIONS

     In 1996, the Company completed the sale of substantially all of the assets of Masterview Window Company, Inc. ("Masterview"), Fenwal Electronics, Inc. ("Fenwal") and Bright Star Industries Incorporated ("Bright Star"). The aggregate sales price for the dispositions was $47,771,000. A portion of the sales prices amounting to $1,919,000 at December 31, 1996, was held in escrow to cover potential purchase price adjustments, indemnity claims and certain environmental remediation activities. During 1997, an additional $1,488,000 in cash was received principally relating to the finalization of the Masterview purchase price adjustment.

     Masterview, Fenwal and Bright Star have been reflected as discontinued operations in the accompanying financial statements. Net sales of discontinued operations for the years ended December 31, 1996 and 1995 were $27,640,000 and $50,530,000, respectively. The aggregate pre-tax gain on sale of discontinued operations recorded in 1996 of $22,042,000 was offset by a provision for income taxes of $9,259,000, of which $6,468,000 was credited directly to paid-in-capital due to the utilization of pre-corporate reorganization tax loss carryforwards. The pre-tax income from discontinued operations in 1996 of $3,303,000 was offset by a provision for income taxes of $1,387,000 which was also credited directly to paid-in-capital (see Note 5).


Note 3 - DEBT

     Debt at December 31, 1997 and 1996 consisted of the following:


                                                1997              1996
                                                    (in thousands)
    Note payable                               $1,272           $1,396

    Loan Agreement Term Notes                       -              366

                                               $1,272           $1,762


     In December 1995, the Company entered into a $1,600,000 note payable in connection with the purchase of a building and land in Chester, Connecticut. The note amortizes on a 120 month straight-line basis, is secured by the building and land and bears a 9% interest rate.

     In 1995, the Company's operating subsidiaries entered into a three year $17,060,000 credit agreement ("Loan Agreement"). The Loan Agreement provided for a revolving credit line ("Revolver"), term promissory notes ("Term Notes") and a credit facility for future capital expenditure financing.  The Loan Agreement
was secured by substantially all of the Company's assets.   In connection with
the sale of businesses in 1996, the outstanding borrowings under the Revolver and the Term Notes related to Masterview, Fenwal and Bright Star were repaid.
In February 1997, the Company repaid the remaining balances outstanding under the Revolver and Term Notes and terminated the Loan Agreement. Upon repayment of the Loan Agreement, or portions thereof, before maturity, the Company paid a prepayment penalty equal to 3% in 1996 and 2% in 1997.

       In December 1986, the Company issued $30 million of 13% Subordinated Notes due December 1996. In April 1996, the Company redeemed all of its remaining 13% Subordinated Notes. The redemption price was equal to the principal amount of $7,500,000, plus accrued interest to the redemption date.

  The annual maturities of the Company's long-term debt are as follows (in thousands):

                     Year
                     1998                  $    134
                     1999                       147
                     2000                       160
                     2001                       176
                     2002                       192
                     Thereafter                 463
                                            $ 1,272

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

     In August, 1996, the Company's shareholders approved an increase in the authorized shares of the Company's common stock, par value $.10 per share, from 30,000,000 to 40,000,000. Also in August, 1996, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The Board of Directors increased the Company's share repurchase authorization to 3,300,000 shares in 1997. Through December 31, 1997, the Company had repurchased 2,882,100 shares of common stock under the buy-back program for an aggregate cost of $3,964,000.

Note 5 - INCOME TAXES

     As of December 31, 1997, approximately $79,000,000 of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1998 through 2012, were available to offset future taxable income. The carryforwards expire as follows (in thousands):

                                  Year
                                  1998             $  5,000
                                  1999                5,000
                                  2000               12,000
                                  2001                9,000
                                  2002               25,000
                                  2003-2012          23,000
                                                   $ 79,000

     As a result of a corporate revaluation during 1984, tax benefits resulting from the utilization in subsequent years of net operating loss carryforwards existing as of the date of the corporate revaluation will be excluded from the results of operations and directly credited to additional paid-in capital when
realized.   As of December 31, 1997, approximately $5,000,000 of the Company's
U.S. tax loss carryforwards predated the corporate revaluation. Approximately $16,000,000 of the Company's U.S. tax loss carryforwards were utilized in 1996.

     No income tax provision or benefit was recognized in 1997 and 1995 because the tax benefit associated with the Company's operating losses were offset in full by an increase in the valuation allowance. In 1997, the Company reversed $609,000 of tax reserves provided in 1996 relating to the sales of certain subsidiaries. The consolidated provision for income taxes for the year ended December 31, 1996, consisted of the following (in thousands):

        Current provision
           Federal                                  $   358
           State                                      2,433
                                                      2,791
        Deferred provision
           Federal                                     (623)
           State                                       (117)
           Change in valuation allowance                740
                                                          -

        Charge in lieu of income taxes                5,169
        Total consolidated income tax provision     $ 7,960







The difference between the federal statutory tax rate and the effective tax rate for 1996 was as follows:

              Federal statutory tax rate                35.0%
              State taxes, net of federal benefit        5.8
              Other, net                                 1.2
              Actual tax rate                           42.0%

The significant temporary differences which gave rise to the deferred tax provision were as follows (in thousands):

              Discontinued operations reserves         $ (893)
              Pension expense                             236
              Other, net                                  (83)
                                                       $ (740)

The components of net deferred taxes are as follows:
                                          1997          1996
                                            (in thousands)
  Net operating loss carryforward      $ 27,749      $ 31,017
  Pension expense                         1,845         1,910
  Discontinued operations reserves          178           851
  Depreciation                              175          (159)
  Other, net                                144           159
                                         30,091        33,778
  Less valuation allowance              (30,091)      (33,778)
  Net deferred taxes                    $     -       $     -

As of December 31, 1997, approximately $2,000,000 of deferred tax assets predated the corporate revaluation. Subsequent adjustments to the valuation allowance with respect to such deferred tax assets would be directly credited to additional paid-in capital.

Note 6 - EMPLOYEE BENEFITS

  The Company and its subsidiaries maintain a 401(k) plan for substantially all of the Company's employees. The assets of the Company's 401(k) plan are held by an outside fund manager and are invested in accordance with the instructions of the individual plan participants. The Company sponsors a defined benefit pension plan which was frozen in 1993. Several other defined benefit plans were terminated in 1996 and 1995. These actions did not have any material effect on the Company's financial statements. The assets of the defined benefit pension plan are managed by an outside trustee and invested primarily in a low duration bond fund.

  The Company's 401(k) contributions totaled $190,000, $156,000 and $181,000 in 1997, 1996 and 1995, respectively. Consolidated pension expense includes amounts related to discontinued product lines and related plant closings in prior years totaling $768,000, $769,000 and $744,000 in 1997, 1996 and 1995,
respectively.


  Net periodic pension cost for Company sponsored defined benefit pension plans for 1997, 1996 and 1995 included the following components:

                                             1997        1996         1995

                                                    (in thousands)
Interest cost on projected benefit
obligation                                 $ 766        $ 1,228       $ 815
Actual return on plan assets                (327)          (759)       (305)
Net amortization and deferral                306            290         221
Net periodic pension cost                  $ 745         $  759       $ 731


The following table sets forth the plans' estimated funded status at December 31, 1997 and 1996.

                                                             1997        1996
                                                              (in thousands)
Accumulated vested and projected benefit obligation        $10,775    $11,220
Plan assets at fair value                                    4,253      4,247
Projected benefit obligation (in excess of)
   less than plan assets                                    (6,522)    (6,973)
Unrecognized net (gain) loss                                  (524)      (461)
Unrecognized net obligation at January 1, 1986,
   net of amortization                                       1,775      2,078
Adjustment to recognize minimum pension liability           (1,251)    (1,502)
    Pension liability                                      $(6,522)   $(6,858)

  A discount rate of 7.25% and expected long-term rate of return of 8% were used in accounting for pensions in 1997, 1996 and 1995.

  As of December 31, 1997, accrued pension liabilities were $6,522,000, of which $1,032,000 was included in accrued liabilities and $5,490,000 was included in other noncurrent liabilities. As of December 31, 1996, accrued pension liabilities were $6,858,000, of which $1,200,000 was included in accrued liabilities and $5,658,000 was included in other noncurrent liabilities. Accrued liabilities also included accrued payroll and other employment related accruals of approximately $1,518,000 and $1,346,000 as of December 31, 1997 and 1996, respectively.

Note 7 - STOCK OPTIONS AND WARRANTS

  At December 31, 1997, the Company has several fixed stock option plans, which are described below. The Company applies APB Opinion 25 Accounting for Stock Issued to Employees and related interpretations in accounting for its plans. The exercise price of each option granted was equal to the market price of the Company's common stock on the date of grant. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost been determined based on the fair value at the grant dates for awards under the fixed option plans consistent with the method of FASB Statement 123 Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             1997        1996       1995
                                       (in thousands except per share data)
   Net income (loss)     As reported       $(1,079)     $10,995     $(291)
                         Pro forma         $(1,253)     $10,470     $(953)

   Earnings per share    As reported         $(.08)       $ .72     $(.02)
                         Pro forma           $(.09)       $ .68     $(.06)

  For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995: dividend yield of zero; risk-free interest rate of approximately 6%; and expected lives of 5 years. The expected volatility rate was 54% in 1997 and 67% in both 1996 and 1995.

  Under the stock option plans for directors, officers and key employees adopted by shareholders of the Company, the Company may grant stock options, restricted stock options, stock appreciation rights, performance awards and other stock-based awards equivalent to up to 4,300,000 shares of common stock. The plans are administered by the Board of Directors of the Company. Subject to the express provisions of the plans, the Board has full and final authority to determine the terms of options granted to key employees under the plans including (a) the purchase price of the shares covered by each option, (b) whether any payment will be required upon grant of the option, (c) the individuals to whom, and the time at which, options shall be granted, (d) the number of shares to be subject to each option, (e) when an option can be exercised and whether in whole or in installments, (f) whether the options are immediately transferable, (g) whether the exercisability of the options is subject to risk of forfeiture or other condition and (h) whether the stock issued upon exercise of an option is subject to repurchase by the Company, and
the terms of such repurchase.   The term of the options granted during 1997,
1996 and 1995 was five years from the date of grant and such options were immediately exercisable. The exercise price of each option granted was equal to the market price of the Company's common stock on the date of grant.
Under the Non-employee Director Stock Option Plan, on July 1 of each year commencing July 1994, the Chairman of the Board and the Vice Chairman of the Board each automatically receives an option to purchase for five years
125,000 shares of common stock and each other non-employee director automatically receives an option to purchase for five years 30,000 shares of common stock.

  A summary of the Company's fixed stock option plans as of December 31, 1997, 1996 and 1995 and changes during the years then ending is presented below:

                              1997               1996                1995

                                  Average           Average            Average
                                  exercise          exercise          exercise
                          Shares   price    Shares   price    Shares    price
Balance at January 1    1,938,500  $1.69  2,068,500  $1.45  1,760,000   $1.29
Granted                   250,000   1.31    525,000   1.85    569,500    1.87
Exercised                 (27,000)  1.15   (592,000)  1.09   (255,000)   1.24
Canceled                  (31,000)  1.58    (63,000)   .89     (6,000)   1.13
Balance at December 31  2,130,500   1.65  1,938,500   1.69  2,068,500    1.45


  All of the options outstanding are immediately exercisable when granted. The weighted average fair value of options granted during 1997, 1996 and 1995 were $.70, $1.21 and $1.16 per share, respectively. The exercise price of stock options outstanding at December 31, 1997 ranges from $1.25 to $2.00 and the weighted average contractual life is approximately 2.4 years.

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

  On November 8, 1996, the Company's Board of Directors, acting upon the recommendation of a special committee of disinterested directors, determined it would be in the Company's best interests to modify the Warrants and Underwriter's Warrants owned by any holder who exercises, at the current exercise price of $1.95 per share of common stock, 25% of the warrants owned on December 15, 1996 (December 17, 1996, in the case of the Underwriter's Warrants). Shareholders of the Company subsequently approved the modification on July 2, 1997 ("the Approval Date"). As of July 2, 1997, a total of 2,257,050 warrants were outstanding entitling the warrant holders to purchase an aggregate of 2,311,220 shares of common stock.

  The modification resulted in the following changes to the holder's unexercised Warrants and Underwriter's Warrants (i.e., the 75% balance of the warrants owned on December 15, 1996 or December 17, 1996, as the case may be) (the "Remaining Modified Warrants"):

       (a)Five-Year Extension - The expiration date of the holder's Remaining Modified Warrants was extended to July 2, 2002.

       (b)Increased Exercise Price - The exercise price of the holder's Remaining Modified Warrants was increased from $1.95 per share to (i) $2.00 per share, during the year ending on the first anniversary of the Approval Date, (ii) $2.10 per share, during the year ending on the second anniversary of the Approval Date, (iii) $2.20 per share, during the year ending on the third anniversary of the Approval Date,
          (iv) $2.30 per share, during the year ending on the fourth anniversary of the Approval Date, and (v) $2.40 per share, during the year ending on the fifth anniversary of the Approval Date.

  In September 1997, a total of 486,912 shares of common stock were issued pursuant to the exercise of 475,500 warrants. The net proceeds received amounted to $927,000. As of December 31, 1997, there are 1,426,500 Remaining Modified Warrants. Members of the Company's Board of Directors hold 1,417,500 of the Remaining Modified Warrants. A non-cash charge to income of $768,000 was recorded in 1997 based on the fair value of the Remaining Modified Warrants.


Note 8  - LEASES

  The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next seven years. Certain of these operating leases provide the Company with the option, after the initial lease term, to either purchase the property or renew the lease. Total rent expense for all operating leases amounted to approximately $882,000 in 1997, $958,000 in 1996, and $1,254,000 in 1995.

  Minimum payments for operating leases having initial or remaining noncancellable terms in excess of one year are as follows (amounts in thousands):

                                                Year
              1998                            $  858
              1999                               870
              2000                               856
              2001                               866
              2002                               701
              Remainder                          363
              Total minimum lease payments    $4,514

  The Company subleases certain office space. Income under these leases is approximately $758,000 for the remainder of the sublease terms.

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


Note 9 - BUSINESS SEGMENT INFORMATION

  Reference is made to Item 1 - Description of Business and Segment Information included elsewhere in this Annual Report on Form 10-K.


Note 10 - ENVIRONMENTAL LITIGATION

  On April 12, 1996, a Consent Decree among the Company, the United States Environmental Protection Agency and the Pennsylvania Department of
Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. The Company had previously funded $4,500,000 into a court administered escrow account. Following the entry of the Consent Decree, additional payments totaling $4,850,000 were made in April and May of 1996. In April 1997, the Company made additional payments totaling $796,000 plus interest. Further payments totaling $4,204,000 plus interest will be made to the United States and Commonwealth of Pennsylvania over the next five years.

Note 11- RELOCATION CHARGE

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









                        PUBLICKER INDUSTRIES INC.                Exhibit 21.1
                        AND SUBSIDIARY COMPANIES

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
































                        PUBLICKER INDUSTRIES INC.              Exhibit 23.1
                         AND SUBSIDIARY COMPANIES

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

Stamford, Connecticut
March 18, 1998