Form 10-K/A
period 1997-12-31
PUBLICKER INDUSTRIES INC
filed 1998-04-30
CIK 81050

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

                         Pennsylvania
 (State or other jurisdiction of incorporation or organization)
                          23-0991870
              (I.R.S. Employer Identification No.)

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

            Documents Incorporated By Reference: None


                            PART III

Items 10, 11, 12 and 13 are hereby amended in their entirety as follows:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The Company currently has six directors, all of whom were elected at the Annual Meeting of Shareholders held on July 2, 1997. All directors serve until the next election of directors or until their successors are chosen and have qualified.

 Set forth below as to each director nominated for reelection as a director of the Company is information regarding age (as of March 31, 1998), position with the Company, principal occupation, business experience, period of service as a director of the Company and directorships currently held.

 HARRY I. FREUND: Age 58; Director of the Company since April 12, 1985. Chairman of the Board since December 1985. Since 1975, Mr. Freund has been Chairman of Balfour Investors Inc. (formerly known as Balfour Securities Corporation), a merchant banking firm that had previously been engaged in a general brokerage business. Mr. Freund is also Chairman of the Board of Directors of Equitable Bag Co., Inc.

 JAY S. GOLDSMITH: Age 54; Director of the Company since April 12, 1985. Vice Chairman of the Board since December 1985. Since 1975, Mr. Goldsmith has been President of Balfour Investors Inc. Mr. Goldsmith is also Vice Chairman of the Board of Directors of Equitable Bag Co., Inc.

 CLIFFORD B. COHN: Age 46; Director of the Company since July 31, 1980. Vice President of Government Affairs of the Company from April 1, 1982 to November 20, 1984. Since 1977, Mr. Cohn has been engaged in the private practice of law in Philadelphia, Pennsylvania. Mr. Cohn is a director of Leslie Fay Company Ltd. and Kasper A.S.L., Ltd.

 DAVID L. HERMAN: Age 84; Director of the Company since April 12, 1985. Mr. Herman was President and Chief Executive Officer of the Company from March 31, 1986 until March 8, 1995. Prior to 1986, Mr. Herman was an independent consultant advising clients on the reorganization of businesses and potential acquisitions. Prior thereto, Mr. Herman was the sole owner of Darman Tool and Manufacturing Company, a private company engaged in the manufacture of appliances and photocopying machines. Mr. Herman is a director of Equitable Bag Co., Inc.

 L. G. SCHAFRAN: Age 59; Director of the Company since December 3, 1986. Mr. Schafran is the Managing General Partner of L. G. Schafran & Associates, a real estate investment and advisory firm established in October 1984. For more than five years prior thereto, Mr. Schafran was a senior officer in The Palmieri Company, specializing in the acquisition, management and disposition of distressed properties. He was Chairman of the Executive Committee of Dart Group Corporation from 1994 to October of 1997 and a director of Dart from 1993 to October 1997. Mr. Schafran is a director of COMSAT Corporation,
Discovery Zone, Inc. and Kasper A.S.L., LTD., a trustee of National Income Realty Trust and Chairman of the Board of Delta-Omega Technologies, Inc.

 JAMES J. WEIS: Age 49; President, Chief Executive Officer and Director of the Company since March 8, 1995. Mr. Weis joined the Company in September 1984 as Assistant to the President and was elected Vice President in November 1984, Chief Financial Officer and Secretary in April 1986, Executive Vice President
- Finance in August 1989 and President, Chief Executive Officer and Director in March 1995.

 The information with respect to the executive officers of the Company required by this item is set forth in Item 1A of this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

 Section 16(a) of the Security Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

 Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that no Form 5s were required for those persons, the Company believes that all filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with during the year ended December 31, 1997.



ITEM  11.  EXECUTIVE COMPENSATION

 The following tables set forth information concerning the cash compensation, stock options and retirement benefits provided to the Company's executive officers. The notes to these tables provide more specific information concerning compensation. The Company's compensation policies are discussed in the Compensation Committee Report on Executive Compensation.


         Summary Compensation Table
                                     Annual Compensation
Name and Principal Position   Year    Salary    Bonus(1)
 James J. Weis                1997   $325,000   $162,500
  President, Chief Executive  1996    325,000    200,000
  Officer and Director        1995    315,737    130,000

                                    Long-Term Comp.
                                       Options/          All Other
                                     SAR's (#)(2)      Compensation
                              1997          -           9,473 (3)
                              1996    100,000           9,698 (3)
                              1995    100,000           9,641 (3)

 Antonio L. DeLise (5)        Year    Salary    Bonus(1)
  Vice President, Chief       1997    163,700    67,000
  Financial Officer and       1996    149,561    85,000
  Secretary                   1995     98,438    40,000

                                   Options/              All Other
                                  SAR's (#)(2)          Compensation
                              1997          -           7,349 (4)
                              1996     50,000           8,148 (4)
                              1995     25,000           2,100 (4)

(1) Reflects bonus earned during the fiscal year. In some instances all or a portion of the bonus was paid during the next fiscal year.
(2) Options to acquire shares of Common Stock.
(3) Consists of $4,750, $4,750 and $4,620 in contributions to the Company's 401(k) plan for 1997, 1996 and 1995, respectively, and $4,723, $4,948, and $5,021 for term life and disability insurance premiums paid on behalf of Mr. Weis for 1997, 1996 and 1995, respectively.
(4) Consists of $4,750 in contributions to the Company's 401(k) plan for 1997 and 1996 and $2,599, $3,398 and $2,100 for term life and disability insurance payments paid on behalf of Mr. DeLise for 1997, 1996 and 1995, respectively.
(5) Mr. DeLise joined the Company in April 1995.


                  Aggregated Stock Options Exercised in 1997
                     and December 31, 1997 Option Values

         Exercised in 1997          Unexercised at December 31, 1997
                                                       Value of In-the-Money
           Shares   Value      Number of Options             options(1)
         Acquired  Realized Exercisable Unexercisable  Exercisable Unexercisable

Name of
Executive

James J.
Weis         -         -       320,000         -          $ -           $ -

Antonio L.
DeLise       -         -        75,000         -            -             -




(1) These values are based on the December 31, 1997 closing price for the Company's stock on the OTC Bulletin Board of $1.375 per share.



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

  During the year ended December 31, 1997, no stock options were granted to any executive officers of the Company.

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

  In the event the Company discontinues the services (as defined below) of one of the above-named individuals as a director or officer, as the case may be, following a change in control, the individual will be entitled to receive in a lump sum within 10 days of the date of discontinuance, a payment equal to 2.99 times the individual's average annual compensation for the shorter of (i) the five years preceding the change in control, or (ii) the period the individual received compensation from the Company for personal services. Assuming a change in control of the Company and the discontinuance of an individual's services were to occur at the present time, payments in the following amounts (assuming there are no excess parachute payments, as defined below) would be made pursuant to the change in control agreements: Mr. Freund -- $913,445;
Mr. Goldsmith -- $913,445; Mr. Herman -- $478,891 and Mr. Weis -- $1,319,683.
In the event any such payment, either alone or together with others made in connection with the individual's discontinuance, is considered to be an "excess parachute payment" (as defined in the Internal Revenue Code of 1986, as amended (the "Code")), the individual is entitled to receive an additional payment in an amount which, when added to the initial payment, results in a net benefit to the individual (after giving effect to excise taxes imposed by Section 4999 of the Code and income taxes on such additional payment) equal to the initial payment before such additional payment. The Company shall be deemed to have discontinued an individual's services if any of the following occurs: (i) he is terminated as an employee of the Company for any reason other than conviction of a felony or any act of fraud or embezzlement, his disability for six consecutive months or his death, (ii) failure to elect and maintain him in the office which he now occupies, (iii) failure of the Board of Directors to include him in the slate of directors recommended to stockholders,(iv) a reduction in his salary or fringe benefits, (v) a change in his place of employment or excessive travel or (vi) other substantial, material and adverse changes in conditions under which the individual's services are to be rendered. Since the change in control agreements would require large cash payments to be made by any person or group effecting a change in control of the Company, absent the assent of a majority of the Continuing Directors, these agreements may discourage hostile takeover attempts of the Company.

  The change in control agreements would have expired on December 1, 1997 but have been and will continue to be automatically extended for a period of one year on each December 1, unless terminated by either party prior to any such December 1. In the event a change in control occurs during the term of any of the agreements, including any extension thereof, the term of such agreements shall automatically be extended to three years from the date of such change in control.

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

  Directors of the Company are elected at each annual meeting of shareholders to hold office until the next annual meeting of shareholders and until their respective successors are duly elected and qualified. Executive officers are elected to hold office until the first meeting of directors following the next annual meeting of shareholders or until their successors are sooner elected by the Board and qualified.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors, which consists entirely of outside directors, reviews the compensation of key employees of the Company. The present members of the Compensation Committee are Jay S. Goldsmith (Chairman), Clifford B. Cohn and L.G. Schafran. See "Item 13. Certain Relationships and Related Transactions."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Security Ownership of Certain Beneficial Owners

   The following table sets forth, as of March 31, 1998, except as otherwise noted, the beneficial ownership of the Company's Common Stock by each person who owns of record or is known by the Company to own beneficially more than 5% of the Common Stock of the Company. All information with respect to beneficial ownership has been furnished to the Company by the respective shareholders of the Company.



Name and Address of          Amount and Nature of
 Beneficial Owner         Beneficial Ownership(1)      Pecent of Class

Harry I. Freund                   2,123,364 (2)           14.8%
c/o Balfour Investors, Inc.
620 Fifth Avenue
Rockefeller Center
New York, NY  10020


Jay S. Goldsmith                  2,196,544 (3)            15.2%
c/o Balfour Investors, Inc.
620 Fifth Avenue
Rockefeller Center
New York, NY  10020


Foreign & Colonial Management     1,112,750 (4)             8.6%
Limited and Hypo Foreign &
Colonial Management (Holdings)Limited
Exchange House
Primrose Street
London EC2 ANY, England



(1) Calculated in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

(2) Includes shares of Common Stock which may be acquired by Mr. Freund within 60 days as follows: 591,912 shares through the exercise of stock options and 660,480 shares through the exercise of stock purchase warrants. Also includes 300,875 shares that may be deemed to be owned beneficially by Mr. Freund which are held by Balfour Investors Inc. ("Balfour") for its clients in discretionary accounts, as to which Mr. Freund disclaims beneficial ownership. Messrs. Freund and Goldsmith are Chairman and President, respectively, and the only shareholders of Balfour. The discretionary clients of Balfour have the sole power to vote and direct the vote of the shares held in their account. Balfour and its discretionary clients have shared power to dispose of or direct the disposition of the shares held in such clients' accounts. At present, Balfour has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the Company's Common Stock for all of its discretionary clients. Also includes options to purchase 200,000 shares of Common Stock held by Mr. Freund, the expiration of which has been extended by five years to April 12, 2000.

(3) Includes shares of Common Stock which may be acquired by Mr. Goldsmith within 60 days as follows: 591,912 shares through the exercise of stock options and 714,240 shares through the exercise of stock purchase warrants. Also includes 1,500 shares of Common Stock held by Mr. Goldsmith's spouse over which Mr. Goldsmith has shared voting and investment power but as to which he disclaims any beneficial interest, and includes 300,875 shares that may be deemed to be owned beneficially by Mr. Goldsmith which are held by Balfour for its clients in discretionary accounts as to which Mr. Goldsmith disclaims beneficial ownership (see Note 2 above). Also includes options to purchase 200,000 shares of Common Stock held by Mr. Goldsmith, the expiration of which has been extended by five years to April 12, 2000.

(4) Based on a statement on Schedule 13G filed with the Securities and Exchange Commission on February 3, 1995. Foreign & Colonial Management Limited and Hypo Foreign & Colonial Management (Holdings) Limited have shared power to vote and direct the vote and shared power to dispose or to direct the disposition of such shares.


                 SECURITY OWNERSHIP OF MANAGEMENT

  The following information is furnished as of March 31, 1998 with respect to each class of equity securities of the Company beneficially owned by all directors and officers, and by all directors and officers as a group.

  The information concerning the directors and officers and their security holdings has been furnished by them to the Company.

                                       Beneficial Ownership of
                                       Shares of Common Stock       Pecent of
Name               Position            as of March 31, 1998(1)      Class(1)

Harry I. Freund    Director and Chairman     2,123,364 (2)             14.8%
                   of the Board

Jay S. Goldsmith   Director and Vice         2,196,544 (3)             15.2%
                   Chairman of the Board

James J. Weis      President, Chief            384,500 (4)              2.9%
                   Executive Officer and
                   Director

Clifford B. Cohn   Director                    273,008 (5)              2.1%

David L. Herman    Director                    303,258 (6)              2.3%

L.G. Schafran      Director                    334,509 (7)              2.5%

Antonio L. DeLise  Vice President, Chief        75,000 (8)         Less than 1%
                   Financial Officer and
                   Secretary

All directors, nominees and
officers as a group (7 persons)              5,690,183 (9)             33.4%




(1) Calculated in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.
(2) See Note 2 to the table under "Security Ownership of Certain Beneficial Owners".
(3) See Note 3 to the table under "Security Ownership of Certain Beneficial Owners".
(4) Includes 320,000 shares which may be acquired by Mr. Weis within 60 days through the exercise of stock options.
(5) Includes 242,059 shares which may be acquired by Mr. Cohn within 60 days through the exercise of stock options.
(6) Includes shares of Common Stock which may be acquired by Mr. Herman within 60 days as follows: 202,058 shares through the exercise of stock options and 38,400 shares through the exercise of stock purchase warrants.
(7) Includes 242,059 shares which may be acquired by Mr. Schafran within 60 days through the exercise of stock options. Also includes 54,050 shares of Common Stock and 38,400 shares that may be acquired through the exercise of stock purchase warrants held by Mr. Schafran's spouse as to which Mr. Schafran disclaims any beneficial interest.
(8) Consists of shares which may be acquired by Mr. DeLise within 60 days through the exercise of stock options.
(9) Includes shares of Common Stock which may be acquired by such persons within 60 days as follows: 2,665,000 shares through the exercise of stock options and 1,451,520 shares through the exercise of stock purchase warrants.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  See "Employment and Change in Control Agreements" and "Information concerning the Board of Directors" in Item 11 and Notes 2 and 3 to the table under "Security Ownership of Certain Beneficial Owners" in Item 12 for information with respect to information required by this Item.






                            SIGNATURE

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized.


                                    PUBLICKER INDUSTRIES INC.

                                    (Registrant)

   Date   April 29, 1998            By:/s/ JAMES J. WEIS

                                    James J. Weis, President,
                                    Chief Executive Officer and
                                    Director