Form 10-Q
period 1998-03-31
PUBLICKER INDUSTRIES INC
filed 1998-06-08
CIK 81050

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                         _________________

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998

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

                One Post Road, Fairfield, CT 06430
             (Address of principal executive offices)

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

Yes   X    No      .


Number of shares of Common Stock outstanding as of March 31, 1998: 12,899,597




                          PUBLICKER INDUSTRIES INC.
                           AND SUBSIDIARY COMPANIES

                      CONSOLIDATED BALANCE SHEETS AS OF
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                          (in thousands of dollars)

                                                      March 31,   December 31,
                                                         1998        1997
                                                           (unaudited)
                           ASSETS

Current assets:
  Cash, including short-term investments of $11,457
   in 1998 and $11,779 in 1997                            $11,981  $13,077
   Trade receivables, less allowance for doubtful accounts  4,046    3,935
   Inventories                                              2,463    2,461
   Other                                                      374      691
    Total current assets                                   18,864   20,164

Property, plant and equipment:
   Land                                                       234      234
   Buildings                                                2,334    2,331
   Machinery and equipment                                  3,798    3,555
   Less - accumulated depreciation                         (2,333)  (2,197)
                                                            4,033    3,923

  Goodwill                                                  2,860    2,672
  Other assets                                              1,398    1,412
                                                          $27,155  $28,171

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                    $  134   $  134
   Trade accounts payable                                   1,170    1,091
   Accrued liabilities                                      4,690    5,331
    Total current liabilities                               5,994    6,556

  Long-term debt                                            1,106    1,138
  Other non-current liabilities                             9,566    9,604
    Total liabilities                                      16,666   17,298

Shareholders' equity:
 Common shares, $0.10 par value,
  Authorized, 40,000,000 shares
    Issued - 16,551,849 shares in 1998 and 1997             1,655    1,655
   Additional paid-in capital                              49,915   49,915
   Accumulated deficit (since January 1, 1984)            (32,894) (32,816)
   Common shares held in treasury, at cost                 (8,187)  (7,881)
    Total shareholders' equity                             10,489   10,873

                                                          $27,155  $28,171



                         PUBLICKER INDUSTRIES INC.
                         AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
              (in thousands of dollars except per share data)
                                (unaudited)



                                                       Three Months Ended
                                                            March 31,
                                                         1998       1997


Sales and revenues:
  Sales of goods                                       $ 4,165     $ 4,115
  Revenues from services                                 2,458       1,713
                                                         6,623       5,828
Costs and expenses:
  Cost of sales                                          2,860       2,889
  Cost of services                                       1,640       1,245
  General and administrative expenses                    1,794       1,942
  Selling expenses                                         332         300
                                                         6,626       6,376
Income (loss) from operations                               (3)       (548)

Other (income) expenses:
  Interest income                                         (149)       (194)
  Interest expense                                          90         108
  Cost of pensions - nonoperating                          227         226
  Other (income) expense                                   (93)        270
                                                            75         410

Net income (loss)                                       $  (78)     $ (958)

Basic earnings (loss) per common share                  $ (.01)     $ (.06)

Weighted average shares outstanding                 13,011,597  15,152,960

















                           PUBLICKER INDUSTRIES INC.
                           AND SUBSIDIARY COMPANIES

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998
                 (in thousands of dollars except share data)
                                 (unaudited)



                                                Accumulated
                     Common Shares    Additional   Deficit   Common     Share-
                     Shares            Paid-in     Since    Treasury    holders'
                     Issued  Amount    Capital     1-1-84  Shares (1)   Equity

Balance -
Dec. 31, 1997      16,551,849  $1,655   $49,915   $(32,816)  $(7,881)  $10,873

Purchase of
treasury shares             -        -        -          -      (306)     (306)

Net loss                    -        -        -        (78)        -       (78)

Balance -
March 31, 1998     16,551,849   $1,655   $49,915  $(32,894)  $(8,187)  $10,489


(1) Represents 3,652,252 and 3,440,352 of common shares held in treasury at March 31, 1998 and December 31, 1997, respectively.

                        PUBLICKER INDUSTRIES INC.
                         AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                        (in thousands of dollars)
                               (unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                         1998          1997

Cash flows from operating activities:
    Net income (loss)                                   $ (78)       $ (958)
    Adjustments to reconcile loss to net cash
      used in continuing operations:
         Depreciation and amortization                    155            275
         Changes in operating assets and
           liabilities, excluding effect of acquisition:
              Trade receivables                          (106)          (544)
              Inventories                                  48            408
              Other current assets                        317             41
              Other assets                                 14             (2)
              Trade accounts payable                       79           (428)
              Accrued liabilities                        (652)        (1,046)
              Other non-current liabilities               (38)           184
                 Net cash used in operating operations   (261)        (2,070)

Cash flows from investing activities:
  Payments for business acquired                         (295)             -
  Proceeds from sale of discontinued operations             5          1,145
  Capital expenditures                                   (207)           (48)
                  Net cash provided by (used in)
                    investing activities                 (497)         1,097

Cash flows from financing activities:
  Repayments of term loans and notes payable              (32)          (395)
  Proceeds from the issuance of common shares               -             25
  Purchase of treasury stock                             (306)        (1,209)
                  Net cash used in financing activities  (338)        (1,579)


 Net decrease in cash                                  (1,096)        (2,552)
 Cash - beginning of period                            13,077         18,318
 Cash - end of period                                $ 11,981       $ 15,766

Note 1 - BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Publicker Industries Inc. and subsidiary companies as of March 31, 1998 and the results of their operations and their cash flows for the three months ended March 31, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Cash Flow Information
  Cash paid for interest during the three months ended March 31, 1998 and 1997 was approximately $34,000 and $42,000, respectively. No cash was paid for income taxes during the first three months of 1998 and 1997.

Earnings (loss) per common share
  During 1997, the Company adopted FASB Statement 128 Earnings Per Share. Basic net income (loss) per common share is based on net income divided by the weighted average number of common shares outstanding during each period (13,011,597 in 1998 and 15,152,960 in 1997). Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options and warrants at the later of the beginning of the year or date of issuance. Diluted net income (loss) per share was not computed for 1998 and 1997 as the effect of stock options and warrants were antidilutive.

Note 2 - INVENTORIES

  Inventories at March 31, 1998, and December 31, 1997, consisted of the following:

                                         March 31,    December 31,
                                            1998           1997
                                               (in thousands)

  Raw materials and supplies              $ 1,432        $ 1,407
  Work in process                             511            282
  Finished goods                              520            772
                                          $ 2,463        $ 2,461


Note 3 - STOCKHOLDERS' EQUITY

  In August 1996, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The Board of Directors increased the Company's share repurchase authorization to 3,300,000 shares in 1997. Through March 31, 1998, the Company repurchased 3,094,100 shares of common stock under the buy-back program for an aggregate cost of $4,270,000. On April 30, 1998, the Company announced the conclusion of the common stock buy-back program.

  In March 1998, the Company initiated an odd-lot buy-back offer allowing holders of less than 100 shares a convenient method of selling their shares of the Company's common stock. A total of 7,112 shares were tendered under the offer which expired on April 3, 1998.


Note 4 - INCOME TAXES

  As of March 31, 1998, approximately $79,000,000 of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1998 through 2012, were available to offset future taxable income. As a result of a corporate revaluation during 1984, tax benefits resulting from the utilization in subsequent years of net operating loss carryforwards existing as of the date of the corporate revaluation will be excluded from the results of operations and directly credited to additional paid-in capital when realized.
As of March 31, 1998, approximately $5,000,000 of the Company's U.S. tax loss carryforwards predated the corporate revaluation.

  As of March 31, 1998, deferred tax assets of approximately $30,000,000, principally relating to the tax benefit of the Company's U.S. tax loss carryforwards, were offset by a full valuation allowance. As of March 31, 1998, approximately $2,000,000 of deferred tax assets predated the corporate revaluation. Subsequent adjustments to the valuation allowance with respect to the deferred tax assets which predated the corporate revaluation would be directly credited to additional paid-in capital.

Note 5 - ENVIRONMENTAL LITIGATION

  On April 12, 1996, a Consent Decree among the Company, the Environmental Protection Agency, the U.S. Department of Justice and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the U.S. District Court for the Eastern District of Pennsylvania which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14,350,000 plus interest to the United States and the Commonwealth of Pennsylvania. Through March 31, 1998, the Company has made principal payments aggregating $10,146,000. In April 1998, the Company made additional payments totaling $846,000 plus interest. Further payments totaling $3,358,000 plus interest will be made to the United States and Commonwealth of Pennsylvania over the next four years.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                    THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Operating Results - First Quarter
     Publicker's consolidated sales and revenues of $6,623,000 for the first quarter of 1998 increased by approximately 14% from $5,828,000 for the first quarter of 1997. The improvement was due to increased revenues at the Company's services segment. Cost of sales and services increased from $4,134,000 in 1997 to $4,500,000 in 1998 principally as a result of higher revenues. General and administrative expenses for the first quarter of 1998 decreased by approximately 8% to $1,794,000 from $1,942,000 in 1997 as a result of overhead expense reductions. The Company's loss from operations for the first quarter of 1998 totaled $3,000 compared to a loss of $548,000 for the first quarter of 1997. The Company reported a net loss of $78,000, or $.01 per share, for the first quarter of 1998 compared to a net loss of $958,000, or $.06 per share, for the first quarter of 1997.

     Sales for the Company's manufacturing segment (which consists of one subsidiary company, Greenwald Industries, Inc.) for the first quarter of 1998 were $4,165,000 compared to $4,115,000 for the first quarter of 1997. This segment had income from operations of $711,000 for the first quarter of 1998 compared to $674,000 for the same period in 1997. In February 1998, Greenwald Industries entered into a joint venture to develop, manufacture and market smart card systems for the commercial laundry and other industries. The new entity, Greenwald Intellicard, Inc., is located in Boynton Beach, Florida. Costs associated with this investment amounted to $295,000. The 1998 results were negatively impacted by Greenwald Intellicard start-up costs of approximately $40,000.

     Revenues for the Company's services segment (which consists of one subsidiary company, Orr-Schelen-Mayeron & Associates, Inc.) increased by approximately 43% to $2,458,000 for the first quarter of 1998 compared to $1,713,000 for the first quarter of 1997. An increase in production employee headcount and improved efficiencies accounted for the jump in revenues versus 1997. The services segment had income from operations for the first quarter of 1998 of $78,000 compared to a $210,000 loss for the same period in 1997.


Liquidity
     During the first three months of 1998, cash, including short-term investments, decreased by $1,096,000 to $11,981,000 at March 31, 1998. Operating activities consumed cash of $261,000, investing activities consumed cash of $497,000 and financing activities consumed cash of $338,000. Operating activities consisted of the loss from operations coupled with a slight increase in working capital. Investing activities consisted of acquisition costs associated with the Greenwald Intellicard investment of $295,000 and capital expenditures of $207,000. Financing activities principally consisted treasury stock purchases of $306,000.

     On April 15, 1998, the company announced the execution of a letter of intent to purchase substantially all of the assets of a group of five businesses from Katy Industries, Inc. The businesses to be acquired manu-facture machinery and equipment and other specialty industrial products. These businesses serve the baking, wood products, metal working, railroad and
electronics industries.   The five businesses had aggregate 1997 sales of
approximately $38 million. Consummation of the acquisition is subject to, among other things, negotiation and execution of a mutually satisfactory definitive acquisition agreement and satisfaction or waiver of the conditions that may be specified in that agreement. The Company expects to finance the purchase price with cash on hand and borrowings.

     On April 12, 1996, the Consent Decree that settles the Company's environmental litigation with the United States and the Commonwealth of Pennsylvania was entered by the U.S. District Court for the Eastern District
of Pennsylvania, and became effective.   Through March 31,1998, the Company
has made principal payments aggregating $10,146,000. In April 1998, the Company made additional payments totaling $846,000 plus interest. Further payments totaling $3,358,000 plus interest will be made to the United States and the Commonwealth of Pennsylvania over the next four years.

     In August 1996, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The Board of Directors increased the Company's share repurchase authorization to 3,300,000 shares in 1997. Through March 31, 1998, the Company repurchased 3,094,100 shares of common stock under the buy-back program for an aggregate cost of $4,270,000. In April 1998, the Company announced that in light of the proposed acquisition discussed above, the common stock buy-back program has concluded.

     During the first three months of 1998, the Company's capital expenditures totaled $207,000. The Company has not entered into any material commitments for capital expenditures and retains the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 1998 with its available cash resources as well as through capital equipment financing.

     At March 31, 1998, approximately $79 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1998 through 2012, were available to offset future taxable income.

Year 2000

     The Company has begun modifying and upgrading its existing computer systems to process transactions in the year 2000 and beyond. While management expects all systems to be year 2000 compliant, there can be no assurance that all such modifications will be successful. Anticipated spending for these modifications and upgrades are not expected to have a significant impact on the Company's ongoing results of operations.

Outlook

     The Company's primary objective for 1998 is to identify a suitable acquisition candidate or candidates. As of April 30, 1998, the Company had approximately $11,000,000 in cash on hand. The Company intends to use such funds, together with other potential borrowings, to seek out and acquire one or more businesses. As discussed above, the Company has executed a letter of intent to acquire five businesses from Katy Industries, Inc. There can be no assurance that the parties will enter into a definitive agreement or ultimately consummate the proposed acquisition of the five businesses.

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



Date: May 14, 1998                     /s/ James J. Weis

                                       James J. Weis, President and
                                       Chief Executive Officer


                                       /s/ Antonio L. DeLise

                                       Antonio L. DeLise, Vice President
                                       Finance, Principal Financial and
                                       Accounting Officer