Form 10-Q
period 1998-06-30
PUBLICKER INDUSTRIES INC
filed 1998-08-12
CIK 81050

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                         _________________

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

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

                          (203) 254-3900
      (Registrant's telephone number, including area code),


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No      .


Number of shares of Common Stock outstanding as of June 30, 1998: 13,291,607




                          PUBLICKER INDUSTRIES INC.
                           AND SUBSIDIARY COMPANIES

                      CONSOLIDATED BALANCE SHEETS AS OF
                     JUNE 30, 1998 AND DECEMBER 31, 1997
                          (in thousands of dollars)

                                                       June 30,   December 31,
                                                         1998        1997
                                                             (unaudited)
                    ASSETS

Current assets:
 Cash, including short-term investments of
   $10,738 in 1998 and $11,779 in 1997                      $11,427  $13,077
 Trade receivables, less allowance for doubtful accounts      3,823    3,935
 Inventories                                                  2,478    2,461
 Other                                                          362      691
    Total current assets                                     18,090   20,164

Property, plant and equipment:
   Land                                                         234      234
   Buildings                                                  2,334    2,331
   Machinery and equipment                                    3,866    3,555
   Less - accumulated depreciation                           (2,473)  (2,197)
                                                              3,961    3,923

   Goodwill                                                   2,849    2,672
   Other assets                                               1,430    1,412
                                                            $26,330  $28,171

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                        $134     $134
   Trade accounts payable                                     1,273    1,091
   Accrued liabilities                                        4,986    5,331
      Total current liabilities                               6,393    6,556

   Long-term debt                                             1,073    1,138
   Other non-current liabilities                              8,626    9,604
       Total liabilities                                     16,092   17,298

Shareholders' equity:
 Common shares, $0.10 par value,
  Authorized, 40,000,000 shares
  Issued - 16,951,849 shares in 1998 and
     16,551,849 shares in 1997                               1,695    1,655
  Additional paid-in capital                                50,475   49,915
  Accumulated deficit (since January 1, 1984)              (33,731) (32,816)
  Common shares held in treasury, at cost                   (8,201)  (7,881)
       Total shareholders' equity                           10,238   10,873
                                                           $26,330  $28,171



                          PUBLICKER INDUSTRIES INC.
                          AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
              (in thousands of dollars except per share data)
                                (unaudited)



                                 Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                   1998         1997         1998      1997


 Sales and revenues:
 Sales of goods                 $ 4,120      $ 4,957      $ 8,285      $ 9,072
 Revenues from services           2,385        2,212        4,843        3,925
                                  6,505        7,169       13,128       12,997
 Costs and expenses:
 Cost of sales                    2,937        3,476        5,797        6,365
 Cost of services                 1,566        1,414        3,206        2,659
 General and administrative
   expenses                       1,771        1,855        3,565        3,797
 Selling expenses                   349          296          681          596
                                  6,623        7,041       13,249       13,417
 Income (loss) from operations     (118)         128         (121)        (420)

 Other (income) expenses:
 Interest income                  (137)         (156)        (286)        (350)
 Interest expense                   79            92          169          200
 Cost of pensions - nonoperating   212           199          439          425
 Other expense, net                565            19          472          289
                                   719           154          794          564

Net income (loss)               $ (837)        $ (26)      $ (915)      $ (984)

Basic earnings (loss) per
  common share                  $ (.06)        $   -       $ (.07)      $ (.07)

Weighted average shares
outstanding                  13,056,105    13,819,785   13,053,030  14,484,628

















                          PUBLICKER INDUSTRIES INC.
                          AND SUBSIDIARY COMPANIES

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998
                (in thousands of dollars except share data)
                                 (unaudited)



                                                     Accumulated
                      Common Shares   Additional  Deficit    Common    Share-
                     Shares           Paid-in     Since     Treasury   holders'
                     Issued   Amount  Capital     1-1-84    Shares(1)  Equity

Balance -
December 31, 1997  16,551,849  $1,655 $49,915  $(32,816) $(7,881)   $10,873

Issuance of
common shares         400,000      40     560         -        -        600

Purchase of
treasury shares             -       -       -         -      (320)     (320)

Net loss                    -       -       -      (915)        -      (915)

Balance -
June 30, 1998      16,951,849  $1,695  $50,475  $(33,731)  $(8,201) $10,238


(1) Represents 3,660,242 and 3,440,352 of common shares held in treasury at June 30, 1998 and December 31, 1997, respectively.

                        PUBLICKER INDUSTRIES INC.
                         AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                        (in thousands of dollars)
                               (unaudited)
                                                         Six Months Ended
                                                              June 30,
                                                        1998          1997

Cash flows from operating activities:
  Net income (loss)                                  $  (915)      $  (984)
  Adjustments to reconcile loss to net
    cash used in continuing operations:
      Depreciation and amortization                      325           427
      Changes in operating assets and
        liabilities, excluding effect of acquisition:
            Trade receivables                            117        (1,316)
            Inventories                                   33           411
            Other current assets                         329           103
            Other assets                                 (18)          (34)
            Trade accounts payable                       182          (194)
            Accrued liabilities                         (366)       (1,189)
            Other non-current liabilities               (978)        ( 893)
              Net cash used in operating activities   (1,291)       (3,669)

Cash flows from investing activities:
   Payments for business acquired                       (314)            -
   Proceeds from sale of discontinued operations          15         1,160
   Capital expenditures                                 (275)         (149)
              Net cash provided by (used in)
                investing activities                    (574)        1,011

Cash flows from financing activities:
   Repayments of term loans and notes payable            (65)         (426)
   Proceeds from the issuance of common shares           600            25
   Purchase of treasury stock                           (320)       (2,497)
               Net cash provided by (used in)
                 financing activities                    215        (2,898)

Net decrease in cash                                  (1,650)       (5,556)
Cash - beginning of period                            13,077        18,318
Cash - end of period                                $ 11,427      $ 12,762

Note 1 - BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of Publicker Industries Inc. and subsidiary companies as of June 30, 1998 and the results of their operations and their cash flows for the three and six months ended June 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Cash Flow Information
  Cash paid for interest during the six months ended June 30, 1998 and 1997 was approximately $290,000 and $349,000, respectively. No cash was paid for income taxes during the first six months of 1998 and 1997.

Earnings (loss) per common share
  During 1997, the Company adopted FASB Statement 128 Earnings Per Share.
Basic net income (loss) per common share is based on net income divided by the weighted average number of common shares outstanding during each period.
Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options and warrants at the later of the beginning of the year or date of issuance. Diluted net income (loss) per share was not computed for 1998 and 1997 as the effect of stock options and warrants were antidilutive.

Note 2 - INVENTORIES

  Inventories at June 30, 1998, and December 31, 1997, consisted of the following:

                                          June 30,      December 31,
                                            1998            1997
                                               (in thousands)

  Raw materials and supplies              $ 1,648        $ 1,407
  Work in process                             254            282
  Finished goods                              576            772
                                          $ 2,478        $ 2,461


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

In March 1998, the Company initiated an odd-lot buy-back offer allowing holders of less than 100 shares a convenient method of selling their shares of the Company's common stock. A total of 7,990 shares were tendered under the offer which expired on April 3, 1998.



Note 4 - INCOME TAXES

  As of June 30, 1998, approximately $80,000,000 of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1998 through 2018, were available to offset future taxable income. As a result of a corporate revaluation during 1984, tax benefits resulting from the utilization in subsequent years of net operating loss carryforwards existing as of the date of the corporate revaluation will be excluded from the results of operations and directly credited to additional paid-in capital when realized. As of June 30, 1998, approximately $5,000,000 of the Company's U.S. tax loss carryforwards predated the corporate revaluation.

  As of June 30, 1998, deferred tax assets of approximately $30,000,000, principally relating to the tax benefit of the Company's U.S. tax loss carryforwards, were offset by a full valuation allowance. As of June 30, 1998, approximately $2,000,000 of deferred tax assets predated the corporate revaluation. Subsequent adjustments to the valuation allowance with respect to the deferred tax assets which predated the corporate revaluation would be directly credited to additional paid-in capital.

Note 5 - ENVIRONMENTAL LITIGATION

  On April 12, 1996, a Consent Decree among the Company, the Environmental Protection Agency, the U.S. Department of Justice and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the U.S. District Court for the Eastern District of Pennsylvania which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14,350,000 plus interest to the United States and Commonwealth of Pennsylvania. Through June 30, 1998, the Company has made principal payments aggregating $10,992,000. Further payments totaling $3,358,000 plus interest will be made to the United States and Commonwealth of Pennsylvania over the next four years.

Note 6 - OTHER EXPENSE

     On April 15, 1998, the Company executed a letter of intent to purchase substantially all of the assets of a group of five businesses from Katy Industries, Inc. On August 5, 1998, the Company announced that the letter of intent terminated due to the inability of the parties to reach agreement on certain aspects of the transaction. A charge of $563,000 was recorded in the second quarter of 1998 for cost associated with the terminated transaction. These costs primarily consist of legal, environmental and financing related fees. An additional charge will be recorded in the third quarter of 1998 for costs incurred relating to this transaction subsequent to June 30, 1998. Total costs are expected to range from approximately $800,000 to $900,000.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Operating Results - Second Quarter
     Publicker's consolidated sales and revenues of $6,505,000 for the second quarter of 1998 decreased by approximately 9% from $7,169,000 for the second quarter of 1997. The decline was due principally to reduced volume at the Company's manufacturing segment. Cost of sales and services decreased from $4,890,000 in 1997 to $4,503,000 in 1998 principally as a result of lower sales. General and administrative expenses for the second quarter of 1998 were $1,771,000 compared to $1,855,000 in 1997. The Company's loss from operations for the second quarter of 1998 totaled $118,000 compared to income of $128,000 for the second quarter of 1997. The Company reported a net loss of $837,000, or $.06 per share, for the second quarter of 1998 compared to a net loss of $26,000 for the second quarter of 1997.

     On April 15, 1998, the Company executed a letter of intent to purchase substantially all of the assets of a group of five businesses from Katy Industries, Inc. On August 5, 1998, the Company announced that the letter of intent terminated due to the inability of the parties to reach agreement on certain aspects of the transaction. A charge of $563,000 was recorded in the second quarter of 1998 for cost associated with the terminated transaction. These costs primarily consist of legal, environmental and financing related fees. An additional charge will be recorded in the third quarter of 1998 for costs incurred relating to this transaction subsequent to June 30, 1998. Total costs are expected to range from approximately $800,000 to $900,000.

     Sales for the Company's manufacturing segment (which consists of one subsidiary company, Greenwald Industries, Inc.) for the second quarter of 1998 were $4,120,000 compared to $4,957,000 for the second quarter of 1997.
The decrease in sales was due primarily to reduced volume. This segment had income from operations of $557,000 for the second quarter of 1998 compared to $884,000 for the same period in 1997. In February 1998, Greenwald
Industries entered into a joint venture to develop, manufacture and market smart card systems for the commercial laundry and other industries. The new entity, Greenwald Intellicard, Inc., is located in Boynton Beach, Florida. Costs associated with this investment amounted to $314,000. The second quarter 1998 results included Greenwald Intellicard operating losses of approximately $100,000.

     Revenues for the Company's services segment (which consists of one subsidiary company, Orr-Schelen-Mayeron & Associates, Inc.) increased by approximately 8% to $2,385,000 for the second quarter of 1998 compared to $2,212,000 for the second quarter of 1997. An increase in production employee headcount and improved efficiencies accounted for the improvement in revenues versus 1997. The services segment had income from operations for the second quarter of 1998 of $107,000 compared to $98,000 for the same period in 1997.

Operating Results - Six months
     Publicker's consolidated sales and revenues of $13,128,000 for the first six months of 1998 increased by approximately 1% from $12,997,000 for the first six months of 1997. The improvement in sales was due to a volume increase at the Company's services segment which was offset by a volume reduction at the Company's manufacturing segment. Cost of sales and services was $9,003,000 in 1998 compared to $9,024,000 in 1997. General and administrative expenses for the first six months of 1998 decreased by approximately 6% to $3,565,000 from $3,797,000 in 1997 as a result of overhead expense reductions. The Company's loss from operations for the first six months of 1998 totaled $121,000 compared to a loss of $420,000 for 1997. The Company reported a net loss of $915,000, or $.07 per share, for the first six months of 1998 compared to a net loss of $984,000, or $.07 per share, for 1997.

     Sales for the Company's manufacturing segment for the first six months of 1998 were $8,285,000 compared to $9,072,000 for 1997. The decrease in sales was due primarily to reduced volume. This segment had income from operations of $1,268,000 for the first six months of 1998 compared to $1,518,000 for the same period in 1997. The 1998 six month results included $140,000 of Greenwald Intellicard start-up losses.

     Revenues for the Company's services segment increased by approximately 23% to $4,843,000 for the first six months of 1998 compared to $3,925,000 for 1997. An increase in production employee headcount and improved efficiencies accounted for the improvement in revenues versus 1997. The services segment had income from operations for the first six months of 1998 of $185,000 compared to a $112,000 loss for the same period in 1997.

Liquidity
     During the first six months of 1998, cash, including short-term investments, decreased by $1,650,000 to $11,427,000 at June 30, 1998.
Operating activities consumed cash of $1,291,000, investing activities consumed cash of $574,000 and financing activities provided cash of $215,000. Operating activities consisted of the loss from operations coupled with the annual payment required under the environmental litigation settlement. Investing activities consisted of acquisition costs associated with the Greenwald Intellicard investment of $314,000 and capital expenditures of $275,000. Financing activities principally consisted of proceeds from the issuance of common shares upon the exercise of stock options of $600,000 offset by treasury stock purchases of $320,000.

     As discussed above, the letter of intent to acquire five businesses from Katy Industries,Inc. terminated on August 5, 1998. Costs associated with the transaction are expected to range from approximately $800,000 to $900,000. Through June 30, 1998 the Company paid a total of $255,000 of the expected costs.

     In April 1996, the Consent Decree that settled the Company's environmental litigation with the United States and the Commonwealth of Pennsylvania was entered by the U.S. District Court for the Eastern District of Pennsylvania, and
became effective.   Pursuant to the Consent Decree, the Company will pay a total of $14,350,000 plus interest to the United States and Commonwealth of Pennsylvania. Through June 30,1998, the Company has made principal payments aggregating $10,992,000. Further payments totaling $3,358,000 plus interest will be made to the United States and the Commonwealth of Pennsylvania over the next four years.

     During the first six months of 1998, the Company's capital expenditures totaled $275,000. The Company has not entered into any material commitments for capital expenditures and retains the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 1998 with its available cash resources as well as through capital equipment financing.

     At June 30, 1998, approximately $80 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1998 through 2018, were available to offset future taxable income.

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

Outlook
     The Company's primary objective for 1998 is to identify a suitable acquisition candidate or candidates. As of July 31, 1998, the Company had approximately $11,000,000 in cash on hand. The Company intends to use such funds, together with other potential borrowings, to seek out and acquire one or more businesses. As discussed above, the letter of intent to acquire five businesses from Katy Industries, Inc., was terminated on August 5, 1998. While the Company continues to review and consider potential acquisition candidates, it has not yet identified any specific acquisition candidates or determined the amount or source of any indebtedness which would be incurred to finance future acquisitions.

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



Date: August 12, 1998                  /s/ James J. Weis

                                       James J. Weis, President and
                                       Chief Executive Officer


                                       /s/ Antonio L. DeLise

                                       Antonio L. DeLise, Vice President -
                                       Finance, Principal Financial and
                                       Accounting Officer