Form 10-Q
period 1998-09-30
PUBLICARD INC
filed 1998-11-09
CIK 81050

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                         _________________

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-3315

                         PUBLICARD, INC.
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

Yes   X    No      .


Number of shares of Common Stock outstanding as of September 30, 1998:
13,291,597



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                PUBLICARD, INC.
                           AND SUBSIDIARY COMPANIES

                      CONSOLIDATED BALANCE SHEETS AS OF
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                          (in thousands of dollars)

                                                    September 30,  December 31,
                                                         1998          1997
                                                             (unaudited)
                      ASSETS
Current assets:
   Cash, including short-term investments of
      $8,917 in 1998 and $11,779 in 1997                  $10,024  $13,077
   Trade receivables, less allowance for doubtful accounts  4,162    3,935
   Inventories                                              2,744    2,461
   Other                                                      284      691
       Total current assets                                17,214   20,164

Property, plant and equipment:
   Land                                                       234      234
   Buildings                                                2,373    2,331
   Machinery and equipment                                  3,903    3,555
   Less - accumulated depreciation                         (2,606)  (2,197)
                                                            3,904    3,923

Goodwill                                                    2,824    2,672
Other assets                                                1,777    1,412
                                                          $25,719  $28,171

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                     $ 134    $ 134
   Trade accounts payable                                   1,286    1,091
   Accrued liabilities                                      5,257    5,331
    Total current liabilities                               6,677    6,556

  Long-term debt                                            1,039    1,138
  Other non-current liabilities                             8,500    9,604
    Total liabilities                                      16,216   17,298

Shareholders' equity:
 Common shares, $0.10 par value,
  Authorized, 40,000,000 shares
  Issued - 16,951,849 shares in 1998 and 16,551,849
     shares in 1997                                         1,695    1,655
   Additional paid-in capital                              50,475   49,915
   Accumulated deficit (since January 1, 1984)            (34,460) (32,816)
   Common shares held in treasury, at cost                 (8,207)  (7,881)
    Total shareholders' equity                              9,503   10,873

                                                         $ 25,719 $ 28,171

                              PUBLICARD, INC.
                         AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
              (in thousands of dollars except per share data)
                                (unaudited)



                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                   1998         1997       1998         1997


    Sales and revenues:
     Sales of goods              $ 4,302    $ 4,166       $ 12,587    $ 13,238
     Revenues from services        2,150      2,487          6,993       6,41
                                   6,452      6,653         19,580      19,650
    Costs and expenses:
     Cost of sales                 3,123      2,830          8,920       9,195
     Cost of services              1,510      1,565          4,716       4,224
     General and administrative
       expenses                    1,722      1,783          5,287        5,580
     Selling expenses                335        301          1,016         897
     Warrant expense                   -        768              -         768
                                   6,690      7,247         19,939      20,664

    Income (loss) from operations   (238)      (594)          (359)     (1,014)

    Other (income) expenses:
     Interest income                (134)      (175)          (420)       (525)
     Interest expense                 76         91            245         291
     Cost of pensions - nonoperating 202        172            641         597
     Other expense, net              347        (17)           819         272
                                     491         71          1,285         635

    Income (loss) from continuing
      operations                    (729)      (665)        (1,644)     (1,649)

    Gain on sale of discontinued
      operations                       -        609              -         609

    Net income (loss)             $ (729)     $ (56)      $ (1,644)   $ (1,040)

    Earnings (loss) per common share:
     Continuing operations        $ (.06)    $ (.05)      $   (.13)   $   (.11)
     Discontinued operations           -        .05              -         .04
                                  $ (.06)    $    -       $   (.13)   $   (.07)

    Weighted average shares
      outstanding             13,291,602  13,598,413    13,124,601  14,222,336









                                 PUBLICARD, INC.
                           AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                 (in thousands of dollars except share data)
                                  (unaudited)



                                               Accumulated
                 Common Shares       Additional   Deficit    Common     Share-
                    Shares             Paid-in     Since    Treasury   holders'
                    Issued    Amount   Capital     1-1-84   Shares (1)  Equity

Balance -
December 31, 1997  16,551,849  $1,655   $49,915  $(32,816)   $(7,881)  $10,873

Issuance of
common shares         400,000      40      560          -          -       600

Purchase of
treasury shares             -       -        -          -       (326)     (326)

Net loss                    -       -        -     (1,644)         -    (1,644)

Balance -
Sept. 30, 1998     16,951,849  $1,695  $50,475   $(34,460)   $(8,207)   $9,503


(1) Represents 3,660,252 and 3,440,352 of common shares held in treasury at September 30, 1998 and December 31, 1997, respectively.

                             PUBLICARD, INC.
                         AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                        (in thousands of dollars)
                               (unaudited)
                                                            Nine Months Ended
                                                               September 30,
                                                           1998          1997

Cash flows from operating activities:
  Net income (loss)                                     $ (1,644)     $ (1,040)
  Adjustments to reconcile loss to net
     cash used in continuing operations:
     Depreciation and amortization                           492           590
     Warrant expense                                           -           768
     Changes in operating assets and
       liabilities, excluding effect of acquisition:
          Trade receivables                                    (222)     (1,061)
          Inventories                                          (233)       134
          Other current assets                                  407        (45)
          Other assets                                          (15)       (29)
          Trade accounts payable                                195       (321)
          Accrued liabilities                                  (108)    (1,411)
          Other non-current liabilities                      (1,104)     ( 781)
      Net cash used in operating activities                  (2,232)    (3,196)

Cash flows from investing activities:
  Payments and advances for business acquisitions              (664)         -
  Proceeds from sale of discontinued operations                  28      1,164
  Capital expenditures                                         (360)      (269)
  Net cash provided by (used in) investing activities          (996)       895

Cash flows from financing activities:
  Repayments of term loans and notes payable                    (99)      (457)
  Proceeds from the issuance of common shares                   600        965
  Purchase of treasury stock                                   (326)    (2,980)
  Net cash provided by (used in) financing activities           175     (2,472)


Net decrease in cash                                         (3,053)    (4,773)
Cash - beginning of period                                   13,077     18,318
Cash - end of period                                       $ 10,024   $ 13,545

Note 1 - BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of PubliCARD, Inc. and subsidiary companies as of September 30, 1998 and the results of their operations and their cash flows for the three and nine months ended September 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Cash Flow Information
  Cash paid for interest during the nine months ended September 30, 1998 and 1997 was approximately $322,000 and $381,000, respectively. No cash was paid for income taxes during the first nine months of 1998 and 1997.

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

Note 2 - INVENTORIES

  Inventories at September 30, 1998, and December 31, 1997, consisted of the following:

                                      September 30,    December 31,
                                          1998             1997
                                             (in thousands)

  Raw materials and supplies              $ 1,849        $ 1,407
  Work in process                             273            282
  Finished goods                              622            772
                                          $ 2,744        $ 2,461


Note 3 - ACQUISITIONS

  In February 1998, the Company entered a joint venture, Greenwald Intellicard, Inc., to develop, manufacture and market smart card systems for the commercial laundry and other industries. Greenwald Intellicard was formed upon the acquisition of the assets and intellectual property of Intellicard Systems, Ltd. The initial cash investment totalled $314,000. The Company has fixed price options aggregating $400,000 to increase its ownership interest in Greenwald Intellicard to 80% over the next two years.

  On September 18, 1998, the Company announced that it executed a letter of intent to acquire 50% of Leapfrog Smart Products, Inc., with a provision for ultimately increasing its ownership to 100%. Consummation of the acquisition is subject to, among other things, negotiation and execution of mutually satisfactory definitive acquisition agreement and satisfaction or waiver of the conditions that may be specified in that agreement.


 Note 4 - STOCKHOLDERS' EQUITY

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

  In July 1998, the Company's shareholders approved the extension of the Company's shareholders' rights plan to August 8, 1998.

  In July 1997, shareholders of the Company approved an extension and modification of certain outstanding warrants to purchase 2,311,220 shares of the Company's common stock. The warrants were originally issued in connection with a 1986 subordinated note offering. A non-cash charge to income of $768,000 was recorded in 1997 based on the fair value of the extended and unexercised warrants.

Note 5 - INCOME TAXES

  As of September 30, 1998, approximately $80,000,000 of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1998 through 2018, were available to offset future taxable income. As a result of a corporate revaluation during 1984, tax benefits resulting from the utilization in subsequent years of net operating loss carryforwards existing as of the date of the corporate revaluation will be excluded from the results of operations and directly credited to additional paid-in capital when realized.
As of September 30, 1998, approximately $5,000,000 of the Company's U.S. tax loss carryforwards predated the corporate revaluation.

  As of September 30, 1998, deferred tax assets of approximately $30,000,000, principally relating to the tax benefit of the Company's U.S. tax loss carryforwards, were offset by a full valuation allowance. As of September 30, 1998, approximately $2,000,000 of deferred tax assets predated the corporate revaluation. Subsequent adjustments to the valuation allowance with respect to the deferred tax assets which predated the corporate revaluation would be directly credited to additional paid-in capital.

  In the third quarter of 1997, the Company reversed $609,000 of tax reserves provided in 1996 relating to the disposition of certain subsidiaries.

Note 6 - ENVIRONMENTAL LITIGATION

  On April 12, 1996, a Consent Decree among the Company, the Environmental Protection Agency, the U.S. Department of Justice and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the U.S. District Court for the Eastern District of Pennsylvania which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14,350,000 plus interest to the United States and Commonwealth of Pennsylvania. Through September 30, 1998, the Company has made principal payments aggregating $10,992,000. Further payments totaling $3,358,000 plus interest will be made to the United States and Commonwealth of Pennsylvania over the next four years.

Note 7 - OTHER EXPENSE

     On April 15, 1998, the Company executed a letter of intent to purchase substantially all of the assets of a group of five businesses from Katy Industries, Inc. On August 5, 1998, the Company announced that the letter of intent terminated due to the inability of the parties to reach agreement on certain aspects of the transaction. A charge of $563,000 was recorded in the second quarter of 1998 for costs associated with the terminated transaction
incurred through June 30, 1998.   An additional charge of $343,000 was recorded
in the third quarter of 1998 for costs incurred relating to this transaction subsequent to June 30, 1998 and through the date of the letter of intent termination. These costs primarily consist of legal, environmental and financing related fees.

Note 8 - SUBSEQUENT EVENT

     On October 30, 1998, the Company executed a definitive merger agreement to acquire 100% of Tritheim Technologies, Inc. for approximately $9,000,000 in the Company's common stock, and certain other consideration. Consummation of the transaction is subject to the approval of Tritheim's shareholders and other customary conditions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Overview

     On September 18, 1998, the Company announced the execution of letters of intent to acquire interests in two unrelated companies, Tritheim Technologies, Inc. and Leapfrog Smart Products, Inc., involved in the smart card industry. The proposed investments in Tritheim and Leapfrog will mark a significant expansion of the Company's participation in the relatively new but rapidly growing U.S. smart card industry and complement the investment made earlier this year in Greenwald Intellicard which is also in the smart card industry.

     On October 30, 1998, the Company executed a definitive merger agreement to acquire 100% of Tritheim Technologies, Inc. for approximately $9,000,000 in the Company's common stock, and certain other consideration. Consummation of the transaction is subject to the approval of Tritheim's shareholders and other customary conditions. Tritheim, located in Tarpon Springs, Florida, has developed both hardware and software smart card products. Its hardware products include serial, parallel and PCMCIA smart card readers, smart port docking stations and smart card reader chipsets. Its software products include smart card software development tools for developing smart card applications, PC security software, Internet security smart card software, Internet purchase terminal software and Internet automatic teller software.

     On September 18, 1998, the Company announced that it executed a letter of intent to acquire 50% of Leapfrog Smart Products, Inc., with a provision for ultimately increasing its ownership to 100% upon the occurrence of certain events. Consummation of the acquisition is subject to, among other things, negotiation and execution of a mutually satisfactory definitive acquisition agreement and satisfaction or waiver of the conditions that may be specified in that agreement. Leapfrog, with offices in Orlando and Tampa, Florida, is a designer, developer and implementer of smart card applications and related database systems. Leapfrog has developed a number of plug-and-play software programs for the Internet, medical, governmental and hospitality industries.

     On October 29, 1998, the Company's board of directors approved a name change for the Company from "Publicker Industries Inc." to "PubliCARD, Inc." The name change, which became effective on November 2, 1998, was initiated to more clearly convey a consistent overall image and the strategic direction of the Company.

     On October 23, 1998, the Company filed an application for trading its shares on the Nasdaq SmallCap Market. The Company's shares have been trading on the over-the-counter bulletin board. The Company's application is subject to the review and approval of The Nasdaq Stock Market. There can be no assurances regarding the timing of Nasdaq's decision or that the application will ultimately be approved.

Operating Results - Third Quarter
     PubliCARD's consolidated sales and revenues of $6,452,000 for the third quarter of 1998 decreased by approximately 3% from $6,653,000 for the third quarter of 1997. The decline was due principally to reduced volume at the Company's services segment. Despite the decline in sales and revenues, cost of sales and services increased from $4,395,000 in 1997 to $4,633,000 in 1998 principally as a result of higher costs at the Company's manufacturing segment. General and administrative expenses for the third quarter of 1998 were $1,722,000 compared to $1,783,000 in 1997. The Company's loss from operations for the third quarter of 1998 totaled $238,000 compared to a loss of $594,000 for the third quarter of 1997. The third quarter 1997 results included a non-cash charge to income of $768,000 related to the extension and modification of certain common stock purchase warrants.

      The Company reported a net loss of $729,000, or $.06 per share, for the third quarter of 1998 compared to a net loss of $56,000 for the third quarter of 1997. The net loss for 1997 included a loss from continuing operations of $665,000, or $.05 per share, and income from discontinued operations of $609,000, or $.05 per share, related to the reversal of certain tax reserves provided in 1996 on the disposition of several subsidiaries.

     On April 15, 1998, the Company executed a letter of intent to purchase substantially all of the assets of a group of five businesses from Katy Industries, Inc. On August 5, 1998, the Company announced that the letter of intent terminated due to the inability of the parties to reach agreement on certain aspects of the transaction. A charge of $563,000 was recorded in the second quarter of 1998 for costs associated with the terminated transaction
incurred through June 30, 1998.   An additional charge of $343,000 was recorded
in the third quarter of 1998 for costs incurred relating to this transaction subsequent to June 30, 1998 and through the date of the letter of intent termination. These costs primarily consist of legal, environmental and financing related fees.

     Sales for the Company's manufacturing segment (which consists of one subsidiary company, Greenwald Industries, Inc.) for the third quarter of 1998 were $4,302,000 compared to $4,166,000 for the third quarter of 1997. This segment had income from operations of $691,000 for the third quarter of 1998 compared to $805,000 for the same period in 1997. In February 1998, Greenwald Industries entered into a joint venture to develop, manufacture and market smart card systems for the commercial laundry and other industries. The new entity, Greenwald Intellicard, Inc., is located in Boynton Beach, Florida. Costs associated with this investment amounted to $314,000. The third quarter 1998 results included Greenwald Intellicard operating losses of approximately $126,000.

     Revenues for the Company's services segment (which consists of one subsidiary company, Orr-Schelen-Mayeron & Associates, Inc.) decreased by approximately 14% to $2,150,000 for the third quarter of 1998 compared to $2,487,000 for the third quarter of 1997. A decrease in chargeability and a $100,000 charge associated with a contract dispute accounted for the decline in revenues. The services segment had a loss from operations for the third quarter of 1998 of $32,000 compared to income of $205,000 for the same period in 1997.

Operating Results - Nine months
     PubliCARD's consolidated sales and revenues were $19,580,000 for the first nine months of 1998 compared to $19,650,000 for the first nine months of 1997. Cost of sales and services was $13,636,000 in 1998 compared to $13,419,000 in 1997. General and administrative expenses for the first nine months of 1998 decreased by approximately 5% to $5,287,000 from $5,580,000 in 1997 as a result of overhead expense reductions. The Company's loss from operations for the first nine months of 1998 totaled $359,000 compared to a loss of $1,014,000 for 1997.


     The Company reported a net loss of $1,644,000, or $.13 per share, for the first nine months of 1998 compared to a net loss of $1,040,000, or $.07 per share, for 1997. The 1998 results include a charge of $906,000 related to the terminated transaction with Katy Industries. The net loss for 1997 included a loss from continuing operations of $1,649,000, or $.11 per share, and income from discontinued operations of $609,000, or $.04 per share, related to the reversal of certain tax reserves provided in 1996 on the disposition of several subsidiaries.

     Sales for the Company's manufacturing segment for the first nine months of 1998 were $12,587,000 compared to $13,238,000 for 1997. The decrease in sales was due primarily to a reduction in mechanical coin handling equipment sales. This segment had income from operations of $1,833,000 for the first nine months
of 1998 compared to $2,323,000 for the same period in 1997.   The 1998 nine
month results included $266,000 of Greenwald Intellicard start-up losses.

     Revenues for the Company's services segment increased by approximately 9% to $6,993,000 for the first nine months of 1998 compared to $6,412,000 for 1997. An increase in production employee headcount and improved efficiencies accounted for the improvement in revenues versus 1997. The services segment had income from operations for the first nine months of 1998 of $153,000 compared to $93,000 for the same period in 1997.

Liquidity
     During the first nine months of 1998, cash, including short-term investments, decreased by $3,053,000 to $10,024,000 at September 30, 1998. Operating activities consumed cash of $2,232,000, investing activities consumed cash of $996,000 and financing activities provided cash of $175,000. Operating activities principally consisted of the loss from operations coupled with the annual payment required under the environmental litigation settlement. Investing activities consisted of acquisition costs associated with the Greenwald Intellicard investment and pre-closing advances to Tritheim Technologies and Leapfrog Smart Products aggregating $664,000 and capital expenditures of $360,000. Financing activities principally consisted of proceeds from the issuance of common shares upon the exercise of stock options of $600,000 offset by treasury stock purchases of $326,000.

     As discussed above, the Company has executed a definitive agreement to acquire 100% of Tritheim and has signed a letter of intent to acquire a 50% interest in Leapfrog. It is not certain that either of these transactions will ultimately be consummated. However, if consummated, in addition to providing ongoing funding of operating activities, the Company would be obligated to extinguishing certain obligations of Tritheim and Leapfrog immediately after closing aggregating approximately $800,000. Both Tritheim and Leapfrog have products which are commercially viable, but to date have not generated a significant volume of sales and, thus have been generating operating losses. It is expected that the companies would require ongoing funding to support the expansion of sales and marketing, administration and continuing new product development.

     In April 1996, the Consent Decree that settled the Company's environmental litigation with the United States and the Commonwealth of Pennsylvania was entered by the U.S. District Court for the Eastern District of Pennsylvania, and
became effective.   Pursuant to the Consent Decree, the Company will pay a total of $14,350,000 plus interest to the United States and Commonwealth of Pennsylvania. Through September 30,1998, the Company has made principal payments aggregating $10,992,000. Further payments totaling $3,358,000 plus interest will be made to the United States and the Commonwealth of Pennsylvania over the next four years.

     During the first nine months of 1998, the Company's capital expenditures totaled $360,000. The Company has not entered into any material commitments for capital expenditures and retains the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 1998 with its available cash resources as well as through capital equipment financing.

     At September 30, 1998, approximately $80 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1998 through 2018, were available to offset future taxable income.

Year 2000
     Many computer systems were not designed to handle any dates beyond the year 1999, and therefore, computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is still assessing the impact of the year 2000 issue on its internal systems, including information technology and non-IT systems. Corrective actions, including modifying and upgrading existing computer hardware and software, have been completed in certain instances or are expected to be completed by the second quarter of 1999. While management expects all systems to be year 2000 compliant, there can be no assurance that all such modifications will be successful or that the failure to ensure year 2000 compliance will not have a material adverse impact on the Company. Anticipated spending for these modifications and upgrades are not expected to have a significant impact on the Company's ongoing results of operations.

     The Company has certain key relationships with suppliers and other third parties. If these third parties fail to adequately address the year 2000 issue for products and services they provide to the Company, this could have a material adverse impact on the Company's operations and financial results.
The Company is undertaking steps to identify its vendors and confirm their ability to provide products and service through the change to 2000. At this time the Company cannot determine the impact the year 2000 issue will have on these third parties and, as such, can give no assurance that the failure to ensure year 2000 compliance will not have a material adverse effect on the Company.

     Contingency plans will be developed if it appears the Company or its key suppliers or third parties service providers will not be year 2000 compliant, and such noncompliance is expected to have a material adverse impact on the Company's operations.

Outlook
     The Company's primary objective for 1998 is to identify a suitable acquisition candidate or candidates. As of October 31, 1998, the Company had approximately $10,000,000 in cash on hand. The Company intends to use such funds, together with stock and other potential borrowings, to seek out and
acquire one or more businesses.   As discussed above, the Company has signed a
definitive agreement to acquire Tritheim and executed a letter of intent to acquire Leapfrog . There can be no assurance that the transaction with Tritheim will be consummated or that the Company and Leapfrog will enter into a
definitive agreement or ultimately consummate the proposed acquisition.   In
addition to the aforementioned agreement and letter of intent, the Company continues to review and consider potential acquisition candidates. It has not yet identified any specific additional acquisition candidates or determined the amount or source of any indebtedness which would be incurred to finance future acquisitions.

     Special Note Regarding Forward-Looking Statements: A number of statements contained in this discussion and analysis are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to: the Company's ability to complete the acquisitions of Tritheim and Leapfrog described above and to successfully implement its acquisition strategy including the identification, financing and consummation of any acquisition transaction; the listing of the Company's shares on the Nasdaq SmallCap Market; Greenwald's dependance on the mechanical coin meter market and its potential vulnerability to technological obsolescence; OSM's dependence on key personnel and general economic conditions in the Midwest.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 14, 1998, an annual meeting of the shareholders of the Company was held at which directors were elected to serve until their successors shall have been elected and shall have qualified. The appointment of the Company's outside auditors for the year ending December 31, 1998 was also ratified. The number of votes cast for, against or withheld/abstained and the number of broker non-votes with regard to each nominee or matter are set forth below:

                                                     Withheld/        Broker
                                For      Against     Abstained       Non-votes
  Election of directors:
     Harry I. Freund          9,110,539    N/A       1,244,058           -
     Jay S. Goldsmith         9,110,539    N/A       1,244,058           -
     Clifford B. Cohn         9,111,439    N/A       1,243,158           -
     David L. Herman          9,110,014    N/A       1,244,583           -
     L.G. Schafran            9,107,939    N/A       1,246,658           -
     James J. Weis            9,111,539    N/A       1,243,058           -

Ratification of Auditors      9,578,002  761,818        14,777           -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits required by Item 601 of Regulation S-K:

    Exhibit 3.1: Amended and Restated Articles of Incorporation, amended and restated through November 2, 1998.

    Exhibit 27:  Financial Data Schedule (EDGAR version only)

  (b) Reports on Form 8-K:

    Form 8-K Dated September 17, 1998, relating to the extension of the Registrant's shareholder rights plan.

                          PUBLICARD, INC.
                     AND SUBSIDIARY COMPANIES

                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PUBLICARD, INC.
                                       (Registrant)



Date: November 9, 1998                 /s/ James J. Weis

                                       James J. Weis, President and
                                       Chief Executive Officer


                                       /s/ Antonio L. DeLise

                                       Antonio L. DeLise, Vice President-
                                       Finance, Principal Financial and
                                       Accounting Officer


































                                                    Exhibit 3.1
         AMENDED AND RESTATED ARTICLES OF INCORPORATION
                        OF PUBLICKER INDUSTRIES INC.


     Article First.The name of the Corporation shall be PUBLICARD, INC., and the address of its registered office is 3223 South Delaware Avenue, Philadelphia, Pennsylvania 19102.

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

     Article Third.Said Corporation is to exist perpetually.

    Article Fourth. The aggregate number of shares which the Corporation shall have authority to issue shall be 41,136,566 of which 136,566 shares shall be Preferred Stock without par, 1,00,000 shares shall be Class A Preferred Stock without par value and 40,000,000 shares shall be Common Stock of the par value of $.10 each.

    The following is a description of each class and a statement of the preferences, qualifications, limitations, restrictions, and the special or relative rights granted to or imposed upon the shares of each class:

                         PREFERRED STOCK

 (1)The Preferred Stock is senior and superior to the Class A Preferred Stock and the Common Stock, and the Class A Preferred Stock and the Common Stock are subject to all the rights, privileges, preferences and priorities of the Preferred Stock as herein set forth.

 (2)The shares of the Preferred Stock may be divided into and issued from time to time in one or more series, in any manner permitted by law and as may be determined from time to time by the Board of Directors, each series to be so designated as to distinguish the shares thereof from the shares of all other series and classes. All shares of each series shall be alike in every particular. All shares of the Preferred Stock shall be identical, without distinction between the shares of different series, except as to the following relative rights and preferences, in respect of any or all of which there may be variations between different series, namely:

     (a)The rate of dividend;

     (b)The premium or premiums, if any, payable upon redemption;

     (c)The premium or premiums, if any, payable in the event of voluntary liquidation, dissolution or winding up;

     (d)The sinking fund provisions, if any, for the redemption or purchase of shares; and

     (e)The terms and conditions on which shares may be converted in the event the shares of any series are issued with the privilege of conversion.

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

     (3)The Preferred Stock of each series shall receive, and the Corporation shall be bound to pay thereon, dividends at the rate per annum fixed for such series as herein provided, and no more, payable in cash quarterly-yearly on the fifteenth days of March, June, September and December in each year (the periods between such dates, commencing on such dates, are herein designated as "dividend periods"). Such dividends shall be payable as and when declared by the Board of Directors out of the surplus of the Corporation legally available for the payment thereof. Such dividends shall be cumulative, but arrears thereof shall be paid without interest. Such dividends shall accrue on each share from the first day of the dividend period in which such share is issued, except that if any share is issued after the record date fixed for determining the Preferred Shareholders entitled to the dividend for the dividend period during which such share is issued, dividends on such share shall accrue from the first day of the dividend period next following. Such dividends on the Preferred Stock shall be deemed to accrue from day to day, regardless of whether or not the Corporation shall have surplus available for the payment thereof. In case Preferred Stock of more than one series is outstanding, the Corporation in making any dividend payment upon Preferred Stock shall make such dividend payable ratably upon all outstanding shares of Preferred Stock of all series in proportion to the amount of the cumulative dividends (including arrears, if any) to which each outstanding share of Preferred Stock of every series is entitled upon the date of such dividend payment.

     (4)In no event, so long as any Preferred Stock is outstanding, shall any dividend whatsoever be declared or paid, nor shall any distribution (by purchase, redemption, payment to any sinking fund or otherwise) be made, on the Common Stock or on any other class of shares of the Corporation ranking junior to the Preferred Stock (other than a dividend or distribution in Common Stock or other class of shares of the Corporation ranking junior to the Preferred Stock),

     (a)unless the quarter-yearly dividends on the Preferred
Stock for all past quarter-yearly dividend periods shall have been paid and the quarter-yearly dividend on the Preferred Stock for the current quarter-yearly dividend period shall have been paid or declared and set apart in full for payment;

     (b)unless the Corporation has made all payments, including payments in default, if any, under the requirements of all sinking funds, if any, for the Preferred Stock, due prior to or at the time of such declaration, payment or distribution;

     (c)unless, after giving effect to the payment of the proposed dividend or distribution, the aggregate amount of (i) all such dividends and all such distributions declared or paid subsequent to December 31, 1944 and to and including the date of payment of the proposed dividend or distribution, plus (ii) all dividends on the Preferred Stock and any other shares of the Corporation ranking prior to or on a parity with the Preferred Stock paid or accrued subsequent to December 31, 1944 and to and including the date of payment of the proposed dividend or distribution, and plus (iii) all payments to the sinking fund, if any, for the Preferred Stock or for any other shares of the Corporation ranking prior to or on a parity with the Preferred Stock made or due subsequent to December 31, 1944 and to and including the date of payment of the proposed dividend or distribution, shall not exceed the sum of

     (A)the consolidated net earnings (less any deficits) of the Corporation and its subsidiaries subsequent to December 31, 1944 and to and including the date of payment of the proposed dividend or distribution, plus

     (B)the aggregate net cash consideration received by the Corporation from the issue and sale of shares of Common Stock and any other shares of the Corporation ranking junior to the Preferred Stock (including treasury shares) made subsequent to December 31, 1944 and to and including the date of payment of the proposed dividend or distribution; and

     (d)unless, after giving effect to the payment of the proposed dividend or distribution, the consolidated net current assets of the Corporation and its subsidiaries shall be not less than $10,000,000.

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

     (5)So long as any of the Preferred Stock shall remain outstanding, and unless the vote or consent of a greater number of shares of the Preferred
Stock shall then be required by law, the consent of the holders of at least a majority in amount of the Preferred Stock at the time outstanding, given in person or by proxy, either in writing (if permitted by law) or at a meeting at which the holders of the Preferred Stock shall vote separately as a class, shall be necessary for the increase in the authorized amount of Preferred Stock; or the creation, authorization or increase in the authorized amount of any shares of the Corporation ranking on a parity with the Preferred Stock.

     (6)So long as any of the Preferred Stock shall remain outstanding, and unless the vote or consent of a greater number of shares of the Preferred Stock shall then be required by law, the consent of the holders of at least two-thirds (2/3) in amount of the Preferred Stock at the time outstanding, given in person or by proxy, either in writing (if permitted by law) or at a meeting at which the holders of the Preferred Stock shall vote separately as a class, shall be necessary for effecting or validating any one or more of the following:

     (a)The creation, authorization, issuance or increase in the authorized amount of any shares of the Corporation ranking prior to the Preferred Stock.

     (b)The issue, sale or other disposition by the Corporation of any shares of Preferred Stock in excess of an initial issue of 100,000 shares, or any shares of the Corporation ranking on a parity with the Preferred Stock.

     (i)unless immediately thereafter the consolidated net tangible assets of the Corporation and its subsidiaries shall be at least equal to 166-2/3% of the sum of the aggregate principal amount of all outstanding consolidated funded debt of the Corporation and its subsidiaries, plus the aggregate par or involuntary liquidation value in the case of shares without par value of all shares of Preferred Stock and shares of the Corporation ranking prior to or on a parity with the Preferred Stock to be outstanding immediately after such issue, sale or other disposition; and

     (ii)unless the consolidated net earnings of the Corporation and its subsidiaries for a period of any twelve consecutive calendar months occurring within the period of eighteen consecutive calendar months immediately preceding the calendar month in which such issue, sale or other disposition is made, and the annual average of such consolidated net earnings of the Corporation and its subsidiaries for the last three fiscal years preceding the date of such issue, sale or other disposition, shall in each case have been at least equal to 250% of the aggregate annual dividend requirements on the Preferred Stock and all shares of the Corporation ranking prior to or on a parity with the Preferred Stock to be outstanding immediately after such issue, sale or other disposition;

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

     (c)The creation, issuance or assumption by the Corporation or any subsidiary of any funded debt, provided, however, that this restriction shall not prevent:

     (i)the creation, issuance or assumption by the Corporation of any funded debt if immediately thereafter the consolidated net tangible assets of the Corporation and its subsidiaries shall be at least equal to 166-2/3% of the sum of the aggregate principal amount of all consolidated funded debt of the Corporation and its subsidiaries plus the aggregate par or involuntary liquidation value in the case of shares without par value of all shares of Preferred Stock and shares of the Corporation ranking prior to or on a parity with the Preferred Stock to be outstanding immediately after such creation, issuance or assumption; provided, however, that there shall be excluded all consolidated funded debt, Preferred Stock and shares of the Corporation ranking prior to or on a parity with the Preferred Stock to be retired upon any such creation, issuance or assumption or held in the treasury for retirement, and there shall be excluded from tangible assets the amount thereof required for any such retirement; or

     (ii)the creation, issuance or assumption by a wholly-owned subsidiary of the Corporation of any funded debt authorized by the Board of Directors of the Corporation if immediately thereafter (A) the provisions of subparagraph (c)(i) above with respect to the creation, issuance or assumption of funded debt by the Corporation are compiled with, and (B) the net tangible assets of such wholly-owned subsidiary shall be at least equal to 166-2/3% of its funded debt to be outstanding immediately after such creation, issuance or assumption, excluding, however, any funded debt of such wholly-owned subsidiary to be retired upon any such creation, issuance or assumption or held in its treasury for retirement and excluding from tangible assets the amount thereof required for any such retirement; or

     (iii)the creation by any subsidiary of any funded debt for issuance to, and the issuance or sale thereof to, the Corporation, but the Corporation shall not, without the consent of the holders of the Preferred Stock as required by this paragraph (6), sell or otherwise dispose of funded debt of a subsidiary, except to such subsidiary for retirement, unless prior thereto or at the same time all obligations, indebtedness, shares and other securities whatsoever of such subsidiary owned by the Corporation and any one or more of its subsidiaries are sold or disposed of; provided, however, that any wholly-owned subsidiary may create, issue or assume any funded debt pursuant to the provisions of subparagraph (c)(ii) above or the Corporation may sell or otherwise dispose of funded debt of a wholly-owned subsidiary if the provisions of said subparagraph (c)(ii) above are complied with at the time of any such sale or disposition; or

     (iv)the extension, renewal or refunding at any time and from time to time of any funded debt permitted under the provisions of this paragraph (6) or outstanding on July 15, 1945 or the extension, renewal or refunding by any subsidiary of any funded debt existing at the time it becomes a subsidiary of the Corporation; provided, however, that the funded debt incurred upon any such extention, renewal or refunding shall not exceed the aggregate principal amount of the funded debt so extended, renewed or refunded and provided further that the mortgages or other liens, if any, created upon any such extension, renewal, or refunding shall not cover any property other than that covered by the mortgages or liens so extended, renewed or refunded.

     (d)The giving by the Corporation or any subsidiary of any guarantee or other similar obligation for the payment of any dividend, debt or other obligation whatsoever of any other corporation, person or persons; provided, however, that this restriction shall not prevent the Corporation or any subsidiary from guaranteeing or becoming surety for the performance of any contract or other obligation of a subsidiary, including any guarantee or other similar obligation by the Corporation of funded debt of a wholly-owned subsidiary if the provisions of subparagraph (c)(ii) above are complied with at the time of the giving of such guarantee or obligation but excluding any other contract or obligation of a subsidiary for the repayment of money borrowed, or the extension, renewal or refunding of any such obligation.

     (e)The issuance by any subsidiary of preference shares except to the Corporation or the issuance by any subsidiary of shares of any other class unless the Corporation or one or more of its subsidiaries shall forthwith acquire such part of such additional shares as may be necessary in order that the proportionate ownership of the Corporation and its subsidiaries in such class shall be maintained, provided, however, that any subsidiary may issue and sell any such shares for the purpose of qualifying any person to serve as a director of any such subsidiary.

     (f)The sale or other disposition by the Corporation or any subsidiary of any shares or other securities whatsoever issued by any subsidiary except to the Corporation, one or more of its wholly-owned subsidiaries and/or the issuing subsidiary for retirement unless prior thereto or at the same time all obligations, indebtedness, shares and other securities whatsoever of such subsidiary owned by the Corporation and any one or more of its subsidiaries are sold or disposed of; provided, however, that the Corporation may sell or otherwise dispose of funded debt of a wholly-owned subsidiary if the provisions of subparagraph (c)(ii) above are complied with at the time of any such sale or disposition.

     (g)The amendment, alteration or repeal of any of the provisions of the Articles of Incorporation or of any certificate or statement amendatory thereof or supplementary thereto, which affects adversely the rights and preferences of the Preferred Stock or of the holders thereof; provided, however, that if any such amendment, alteration or repeal affects adversely the rights and preferences of any particular series of Preferred Stock without proportionately affecting adversely the rights and preferences of the outstanding shares of all series, then like consent by the holders of at least two-thirds ( ) in amount of the Preferred Stock of such particular series at the time outstanding shall also be necessary for effecting or validating any such amendment, alteration or repeal.

     (h)The sale, lease or conveyance by the Corporation of all or substantially all of its property or business or the voluntary parting with the control thereof, or the voluntary liquidation, dissolution or winding up of the business of the Corporation, or the merger or consolidation of the Corporation and any other corporation, except with a wholly-owned subsidiary corporation; provided, however, that this restriction shall not prevent any of the foregoing if simultaneously therewith all outstanding shares of the Preferred Stock shall be redeemed or called for redemption and the redemption price deposited with a bank or trust company has hereinafter provided in paragraph (7) of this Article, or otherwise retired.

     (7)At the option of the Board of Directors, the Corporation may at any time or from time to time redeem the whole or any part of the Preferred Stock by paying therefor in cash $100 per share and an amount equal to unpaid cumulative dividends accrued thereon to and including the date of redemption, and, in the case of shares of any series entitled to a premium, the amount of such premium, such sum being sometimes hereinafter referred to as the "redemption price". Redemption may be made of shares of one or more particular series or of all series as the Board of Directors shall determine. In case of the redemption of only part of the outstanding shares of any series, such redemption shall be effected by lot or pro rata in such manner as the Board of Directors may determine. At least thirty (30) days previous notice by mail, postage prepaid, shall be given to the holders of record of the Preferred
Stock to be redeemed, such notice to be addressed to each such shareholder at his post office address as shown by the records of the Corporation. On or after the date of redemption stated in such notice, each holder of Preferred Stock called for redemption shall surrender his certificate for such stock to the Corporation at the place designated in such notice and shall thereupon be entitled to receive payment of the redemption price. In case less than all shares represented by such surrendered certificates are redeemed, a new certificate shall be issued representing the unredeemed shares. If such notice of redemption shall have been duly given, and if on or before the redemption date funds adequate for the redemption shall have been set aside so as to be and continue available therefor, then, notwithstanding that certificates representing any shares of Preferred Stock so called for redemption shall not have been surrendered, the dividends thereon shall cease to accrue after the date of redemption and all rights with respect to the shares so called for redemption shall forthwith after such redemption date cease except only the right of the holders to receive the redemption price without interest. At any time after giving notice of redemption as aforesaid, of all or any part of the Preferred Stock, the Corporation may deposit with a bank or trust company in the City and State of New York having a capital and surplus aggregating not less than $5,000,000 as a trust fund for the benefit of holders of shares called for redemption, an amount in cash sufficient to pay the redemption price of such shares. From and after the making of such deposit such shares shall not be deemed to be outstanding for any purpose, and the rights of the holders thereof shall be limited to the right to receive the redemption price upon the surrender of the certificates. Any money deposited by the Corporation for the redemption of the Preferred Stock and unclaimed at the end of a period of six years from the date of such deposit shall be repaid to the Corporation upon its request, expressed in a resolution of its Board of Directors, after which repayment the holders of the Preferred Stock shall look only to the Corporation for payment of the redemption price. Subject to the provisions hereof the Board of Directors shall have authority to prescribe the manner in which the Preferred Stock shall be redeemed from time to time. No shares of Preferred Stock redeemed shall be reissued or otherwise disposed of and no Preferred Stock shall be issued in lieu thereof and the Corporation shall from time to time cause all shares redeemed to be retired in the manner provided by law.

     (8)Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the Preferred Stock shall be entitled, before any distribution is made to the Common Stock or any shares of the Corporation ranking junior to the Preferred Stock, to be paid the sum of $100 per share, and an amount equal to all unpaid cumulative dividends, whether earned or declared or not, which have accrued thereon to the date of distribution upon liquidation, and, if such liquidation, dissolution or winding up is voluntary, in the case of shares of any series entitled to a premium, the amount of such premium; and the Preferred Stock shall not be entitled to any further payment. In case the net assets of the Corporation are insufficient to pay all outstanding shares of Preferred Stock of all series the full amount to which they are respectively entitled, then the entire net assets of the Corporation shall be distributed ratably to all outstanding shares of Preferred Stock of all series in proportion to their full preferential amounts (including cumulative dividends and premium, if any) to which each such share is entitled.

     (9)Except as otherwise specifically provided in this Article or as otherwise expressly required by law, the Preferred Stock shall not have any rights to vote for the election of directors or for any other purpose and the Preferred Stock shall not be entitled to any notice of any meeting of shareholders, provided, however, that if and whenever four quarterly dividends (whether or not consecutive) payable on the Preferred Stock shall be in default, in whole or in part, then the holders of the Preferred Stock, voting separately as a class, shall, at the next annual meeting of shareholders and thereafter, be solely entitled to elect one-third of the total number of directors of the Corporation (or if one-third of the total number results in a fraction, then the next higher integral number of directors) and the holders of the Common Stock, voting separately as a class shall be solely entitled to elect the remaining directors.

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

     (10)No holder of Preferred Stock shall be entitled, as such, as a matter of right, to subscribe for or purchase any part of any new or additional issue of shares of the Corporation of any class whatsoever, or of securities convertible into shares of the Corporation of any class whatsoever, whether now or hereafter authorized, or whether issued for cash, property or services.

     (11)For the purpose of this Article the following terms shall have the following meanings unless the context shall otherwise indicate:

     (a)Consolidated Net Earnings: The term "consolidated net earnings" shall mean the balance remaining after deducting from the consolidated earnings and other income and profits (excluding gains from the sale, conversion or write-up of capital assets, less tax adjustments attributable thereto, and excluding for any accounting period beginning after December 31, 1944, all refunds of taxes attributable to transactions consummated prior to that date) of the Corporation and its subsidiaries, all expenses, charges and reserves (excluding losses from the sale, conversion or write-down of capital assets, less tax adjustments attributable thereto, and excluding for any accounting period beginning after December 31, 1944 any taxes paid, or reserves therefor, attributable to transactions consummated prior to that date) of every character which may properly be deducted in determining consolidated profit and loss in accordance with generally accepted principles of accounting. For the purpose of this paragraph the term "capital assets" shall mean all assets other than current assets and shall include investments in securities.

     (b)Consolidated Current Assets: The term "consolidated current assets" shall mean such assets of the Corporation and its subsidiaries as may properly be so classified in accordance with generally accepted principles of accounting, consolidated in accordance with such principles, but excluding, however, the aggregate amount of such assets subject to purchase money mortgages or any other purchase money liens expressly excluded by the provisions of subparagraph (e) below from the determination of consolidated funded debt of the Corporation and its subsidiaries.

     (c)Current Liabilities: The term "current liabilities" shall mean such liabilities as may properly be so classified in accordance with generally accepted principles of accounting, including the aggregate amount of all purchase money mortgages and all other purchase money liens (whether or not the Corporation or any one or more of its subsidiaries shall be personally liable for the payment thereof) to the extent of payments on account thereof due within one year from the date as of which the determination of current liabilities is made. The term "consolidated current liabilities" shall mean the consolidated current liabilities of the Corporation and its subsidiaries, consolidated in accordance with generally accepted principles of accounting.

     (d)Consolidated Net Current Assets: The term "consolidated net current assets" shall mean the consolidated current assets of the Corporation and its subsidiaries less the consolidated current liabilities of the Corporation and its subsidiaries.

     (e)Funded Debt: The term "funded debt" shall mean all debt maturing by its terms more than one year from the date as of which the determination of funded debt is made and such other debt as may properly be classified as funded debt in accordance with generally accepted principles of accounting, but excluding, however, the aggregate amount of all purchase money mortgages and all other purchase money liens payable by their terms more than one year from the date as of which the determination of funded debt is made, if neither the Corporation nor any subsidiary shall be personally liable for the payment thereof. The term "consolidated funded debt" shall mean all funded debt of the Corporation and its subsidiaries, consolidated in accordance with generally accepted principles of accounting.

     (f)Tangible Assets: The term "tangible assets" shall mean all assets at their net balance sheet values (after deducting related depreciation and other valuation reserves), including, without limitation, indebtedness and securities owned (including claims for post-war refunds of excess profit taxes) and prepaid expenses, excluding, however, treasury shares, rights in patents, trademarks and copyrights, goodwill, unamortized debt discount and expense and other items of similar nature and excluding the aggregate amount of such assets subject to purchase money mortgages or any other purchase money liens expressly excluded by the provisions of subparagraph (e) above from the determination of consolidated funded debt of the Corporation and its subsidiaries.

     (g)Net Tangible Assets: The term "net tangible assets" shall mean tangible assets less current liabilities and less all other liabilities (including all reserves) other than funded debt and all purchase money mortgages and other purchase money liens expressly excluded by the provisions of subparagraph (e) above from the determination of funded debt. The term "consolidated net tangible assets" shall mean the net tangible assets of the Corporation and its subsidiaries, consolidated in accordance with generally accepted principles of accounting.

     (h)Subsidiary: The term "subsidiary" or "subsidiaries" shall be deemed to mean and include any corporation not less than 66-2/3% of the voting shares (not including shares having voting power only upon the happening of an event of default) of which is at the time owned, directly or indirectly, by the Corporation.

     (i)Wholly-Owned Subsidiary: The term "wholly-owned subsidiary" shall be deemed to mean and include any corporation, of which all shares (except directors' qualifying shares) of every class whatsoever and all option rights and securities convertible into or evidencing the right to purchase any such shares are at the time owned by the Corporation and/or by one or more other corporations of which all such shares, option rights and convertible securities are at the time owned by the Corporation.

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

                     CLASS A PREFERRED STOCK

     (12)Unless the context demands otherwise, reference to "Preferred
Stock" shall not be deemed to refer to "Class A Preferred Stock" and references to "Class A Preferred Stock" shall not be deemed to refer to "Preferred Stock."

     (13)Subject to all the rights, privileges, preferences and priorities of the Preferred Stock, as set forth above, up to 1,000,000 shares of Class A Preferred Stock without par value may be issued by the Board of Directors in one or more series. Class A Preferred Stock in each such series shall have full, limited, multiple, fractional or no voting rights, and such designations, preferences, qualifications, privileges, limitations, restrictions, options, conversion rights, and other special or relative rights as shall be fixed from time to time by resolution of the Board of Directors providing for the issue of such shares.

     (14)Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, after the Preferred Stock has been paid in full the sum of $100 per share and an amount equal to all unpaid cumulative dividends, whether earned or declared or not, accrued thereon to the date of distribution upon liquidation, and, in the case of shares of any series entitled to premiums, the amount of such premium, the Class A Preferred Stock shall be paid in full all amounts to which it is entitled on redemption including accrued but unpaid dividends and premiums if any, to the extent that remaining net assets of the Corporation are available for such payment.

                           COMMON STOCK

     (15)The Common Stock is junior to the Preferred Stock and the Class A Preferred Stock and is subject to all the rights, privileges, preferences and priorities of the Preferred Stock and the Class A Preferred Stock as herein set forth.

     (16)Subject to all the rights of the Preferred Stock and the Class A Preferred Stock, dividends may be paid on the Common Stock as and when declared by the Board of Directors out of the surplus of the Corporation legally available for the payment thereof.

     (17)Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, after the Preferred Stock has been paid in full the sum of $100 per share and an amount equal to all unpaid cumulative dividends, whether earned or declared or not, accrued thereon to the date of distribution upon liquidation, and, in the case of shares of any series entitled to a premium, the amount of such premium, and after the Class A Preferred Stock shall be paid in full all amounts to which it is entitled upon redemption, including accrued but unpaid dividends and premiums, if any, the remaining net assets of the Corporation shall be distributed pro rata to the Common Stock.

     (18)Except to the extent that any resolution of the Board of Directors providing for the issue of any series of Class A Preferred Stock expressly provides for voting rights with respect to such series of Class A Preferred Stock, and except to the extent, if any, that the law may prohibit the denial by the Articles of Incorporation as amended of the right to vote to the Preferred Stock or the Class A Preferred Stock and except as expressly provided in the Articles of Incorporation as amended with respect to the Preferred Stock, the Common Stock shall have the exclusive voting rights for the election of directors and for all other purposes, each holder of Common Stock on the date fixed for determining shareholders entitled to vote being entitled to one vote for each share thereof held of record by him, with the right of cumulative voting in all elections of directors as provided in paragraph (9) of this Article; and, except as otherwise required by law or as expressly provided in the Articles of Incorporation as amended or in any resolution of the Board of Directors providing for the issue of any series of Class A Preferred Stock, any action whatsoever shall be effective or valid if taken or authorized by the affirmative vote or a majority in number of the aggregate number of votes to which the holders of all of the shares of Common Stock shall be entitled without any vote or consent by the holders of the Preferred Stock or the Class A Preferred Stock; provided, however, that this provision shall not be construed to require the authorization by such affirmative vote of the Common Stock in any case where under the laws applicable to this Corporation the action in question may be taken without such authorization.

     (19)No holder of Common Stock shall be entitled, as such, as a matter of right, to subscribe for or purchase any new or additional issue of shares of Preferred Stock or Class A Preferred Stock or of any new class of shares or of any option rights or securities convertible into or evidencing the right to purchase Preferred Stock or Class A Preferred Stock or any such new class of shares, whether now or hereafter authorized, or whether issued for cash, property or services. The Corporation may, in any manner permitted by law, issue shares of Common Stock, whether now or hereafter authorized, or of any new class of Common Stock, or option rights or securities convertible into or evidencing the right to purchase such shares, for any consideration other than money without first offering the same for subscription to the holders of the then outstanding Common Stock and no holder of Common Stock shall be entitled, as such, as a matter of right, to subscribe for or purchase any such shares, option rights or convertible securities so to be issued.

                      $4.75 PREFERRED STOCK

    Article Fifth.

     (1)There is established a series of the Preferred Stock of the Corporation, the designation of which shall be "$4.75 Preferred Stock"; and the relative rights and preferences of such series are hereby fixed and determined as follows:

     (a)The rate of dividends upon the shares of $4.75 Preferred Stock shall be $4.75 per annum.

     (b)The premium payable upon the redemption of shares of the $4.75 Preferred Stock, otherwise than by the sinking fund, shall be $1 per share.

     (c)The premium payable on shares of the $4.75 Preferred Stock in the event of voluntary liquidation, dissolution or winding up of the Corporation shall be $1 per share.

     (d)The $4.75 Preferred Stock shall be entitled to the benefit of a sinking fund as set forth in this paragraph (d).  On or before September 1 of each year (herein called the "sinking fund payment date") commencing with the year 1946, so long as any shares of $4.75 Preferred Stock remain outstanding, the Corporation shall make available as a sinking fund for the redemption of the $4.75 Preferred Stock a sum of money equal to 10% of the consolidated net earnings of the Corporation and its subsidiaries (as defined in paragraph (11) of Article Fourth of the Articles of Incorporation of the Corporation, as amended) for the twelve months' period ended December 31 next preceding the sinking fund payment date after deducting from said consolidated net earnings an amount equal to the full dividend requirements for such twelve months' period on all shares of $4.75 Preferred Stock outstanding during such period; but in no event shall such sum of money be in excess of an amount sufficient to so redeem on October 15 next following 4% of the largest amount of $4.75 Preferred Stock at any time outstanding prior to such September 1. Such sinking fund payments shall be cumulative. The money made available as a sinking fund shall be applied to the redemption on said October 15 of shares of $4.75 Preferred Stock determined by lot at the following prices plus in
each case accrued dividends to the redemption date:   $2 if redeemed on or
before October 15, 1950, and $1 if redeemed thereafter; provided, however, that if the moneys in the sinking fund on any September 1 (including the payment made on that date) shall not be sufficient to redeem at least 250 shares, then the Corporation, at its election, need not redeem any shares on the next succeeding October 15 and such moneys shall be added to the next sinking fund payment unless used in the meantime to purchase shares of $4.75 Preferred Stock at the best prices obtainable by the Corporation considering the amount purchased, not exceeding, however, the then applicable sinking fund redemption price. In any year the Corporation, instead of making available all or part of said sum in cash, may surrender to the sinking fund, not later than September 1, shares of $4.75 Preferred Stock which, after being outstanding, have been purchased or otherwise acquired by the Corporation and have not previously been surrendered to the sinking fund and the Corporation shall be credited against the cash sinking fund requirements of that year with a sum equal to the cost of such shares, not exceeding, however, the redemption price as of the next succeeding October 15.

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

     (2)Of the one hundred thirty-six thousand five hundred sixty-six
(136,566) shares of Preferred Stock authorized by the Articles of Incorporation of the Corporation, as heretofore amended, thirty-six thousand five hundred sixty-six (36,566) shares are hereby assigned to the series established by
Section 1 of this Article, designated "$4.75 Preferred Stock," and established as said series.