Form 10-K
period 1998-12-31
PUBLICARD INC
filed 1999-03-31
CIK 81050

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                TO                .

                         COMMISSION FILE NUMBER 0-29794

                            ------------------------

                                PUBLICARD, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 PENNSYLVANIA                                    23-0991870
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

    ONE POST ROAD, FAIRFIELD, CONNECTICUT                          06430
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 254-3900

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                     NONE                                           NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                         COMMON STOCK ($.10 PAR VALUE)
            RIGHTS TO PURCHASE CLASS A PREFERRED STOCK, FIRST SERIES

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 25, 1999, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $150,000,000.

     Number of shares of Common Stock outstanding as of March 25, 1999:
18,253,303.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART III, ITEMS 10, 11, 12 AND 13 ARE INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED PURSUANT TO REGULATION 14A FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

     PubliCARD, Inc. (together with its subsidiaries, "PubliCARD" or the "Company") designs, develops, manufactures and markets products and technologies used in niche areas of the smart card industry. Applications for PubliCARD's products and technologies include conditional access and security systems, payment systems and data storage. PubliCARD is developing smart card solutions for the information technology, wireless communications, pay television, transportation, commercial laundry, identification and loyalty program industries. PubliCARD's smart card products include smart cards, smart card readers, value transfer stations, operating systems and application software.

     In PubliCARD's other technology business, it develops and manufactures PCMCIA products, hard disk duplicators and digital camera flash film readers for original equipment manufacturers ("OEMs"), systems integrators, value-added resellers ("VARs"), value-added distributors ("VADs") and end users. In addition, PubliCARD, through its subsidiary Greenwald Industries, Inc., is the leading designer and manufacturer of coin meter systems used in the commercial laundry appliance industry.

  Recent Acquisitions

     Beginning in 1998, PubliCARD acquired several businesses offering or developing unique smart card applications in order to take advantage of the growing smart card industry. PubliCARD intends to continue acquiring businesses that develop smart card technologies for niche applications. Through these acquisitions, PubliCARD believes that it is well-positioned to become a leading provider of smart card products and solutions.

     In February 1998, PubliCARD acquired, through a joint venture arrangement in Greenwald Intellicard, Inc., the assets and intellectual property of Intellicard Systems. Greenwald Intellicard develops smart card readers, value transfer stations, card management software and machine interface boards for the commercial laundry appliance and parking industries. PubliCARD currently owns 65% of Greenwald Intellicard, and has an option exercisable beginning in February 2000 to acquire the remaining 35%.

     In November 1998, PubliCARD acquired Tritheim Technologies, Inc., which develops security products for software, computers and the electronic information industry. Through Tritheim, PubliCARD provides smart card readers and writers, and has developed software for secure electronic commerce, Internet security, computer security and software copy protection.

     In February 1999, PubliCARD acquired Amazing Smart Card Technologies, Inc., a developer of consumer smart card solutions for the Internet and loyalty programs. Amazing also manufactures smart cards for customers requiring rapid turnaround and smaller volumes. In addition, PubliCARD, through Amazing, offers web filtering software, which permits parents, public institutions, libraries and schools to limit children's access to websites by defining each child's use profile on a smart card.

     In February 1999, PubliCARD also acquired Greystone Peripherals, Inc., a developer of PCMCIA products, hard disk duplicators and digital camera flash film readers. Through Greystone, PubliCARD designs, manufactures and markets these proprietary computer peripherals for OEMs, system integrators, VARs, VADs and end users.

SMART CARD OVERVIEW

     A smart card is similar in appearance to a traditional credit card, but unlike a traditional credit card, stores information on an integrated circuit chip embedded within the card, rather than on a magnetic stripe on the surface. While a typical magnetic stripe card stores approximately 212 bytes of information, generally consisting of a user's name, account and personal identification number offset, a smart card can store 64 kilobytes or more of information, which is 300 times that of a magnetic stripe card such as a traditional credit card. The intelligence of the integrated circuit chip allows smart cards to protect the information stored from damage or theft. For this reason, smart cards are more secure than magnetic stripe cards, which carry information on the outside of the card and can therefore be more easily copied or accidentally erased.

     There are two basic types of smart cards. An "intelligent" smart card contains a central processing unit that has the ability to store, secure and process information in accordance with the issuer's specific applications. Intelligent smart cards offer a read/write capability, which permits new information to be added and processed after the smart card is initially issued. The microprocessor chip on an intelligent smart card has the ability to perform complex computing operations that require decision-making and data manipulation capabilities. The second type of smart card is a memory card, which is primarily an information storage card that contains stored value which the user can "spend."

     Smart cards are further characterized as contact, contactless or dual-interface. A contact smart card must be inserted into a reader or writer in order to acquire or permit the processing of data. A contactless smart card receives its power through an embedded antenna, and therefore, need not physically contact a reader or writer in order for the embedded chip to perform applications. A dual interface smart card can function as either a contact smart card or a contactless smart card.

  Smart Card Technology

     CHIPs. The chips used in smart cards are fundamentally the same as chips that are used in computers, and are manufactured in the same way by many of the same manufacturers. The type of chip used depends on the complexity of the application the smart card is designed to perform. Chips of different types are sometimes used in a single smart card called a combi-card. In recent years, technological advances in the design of smart card chips have occurred at a rapid rate, resulting in substantially enhanced storage and processing capabilities. At the same time, the costs of chip production are declining.

     SMART CARD PRODUCTION. The manufacture of smart cards involves the production of chip modules in which wire leads are attached to chips and those leads are attached to the gold contact on the surface of the card that is its most recognizable characteristic. The module is then either embedded into a plastic card or the card is moulded around the module. Cards may be produced with both contact and contactless chips and may also incorporate magnetic stripes. During the manufacture of the smart card, the operating system to be used by the card is installed and the card is also personalized for security purposes.

     OPERATING SYSTEMS AND STANDARDS. Historically, smart cards have been single application cards built on the proprietary operating systems of major card manufacturers. As a result, a card issuer had to justify its investment in a smart card product solely on the basis of a single application. In addition, because the application was dependent on the card manufacturer's proprietary operating system, the issuer tended to be tied to a specific card manufacturer. Since 1997, however, advancements have been made in the development of open multi-application operating systems, which permit an application and an operating system to be clearly separated in the smart card chip. As a result, card issuers will be able to move freely between card manufacturers without being required to re-write their applications. In addition, these operating systems will permit applications to be added to and deleted from smart cards after the cards have been issued.

     A clear standard for operating systems has yet to emerge in the smart card industry. For the most part, each operating system has developed its own standard, and there has been very little uniformity among operating systems. However, certain standards have begun to develop, such as ISO7816 for contact chip technology, which is used by global payment associations. ISO7816 standardizes the voltage used and the number of electrical contacts between the card and reader, the position of the chip on the card and security requirements, among other things. Europay, MasterCard and Visa jointly developed the "EMV Specifications," which define chip specifications for cards, terminals and readers for payment transactions. The EMV Specifications select the options available in ISO specifications to determine the method in which a payment transaction will occur. The EMV Specifications are mandated on all bank-issued smart cards and terminals carrying the MasterCard or Visa logo.

     The European Telecommunications Standards Institute has developed the Global System for Mobile Telecommunication ("GSM") as the standard for the mobile telephone market in Europe. The GSM standards cover radio techniques for speech coding algorithms, network architecture, signaling protocols and conditions of internetworking between other networks. GSM also specifies the requirements for the subscriber identification module ("SIM") card, which is an intelligent smart card which manages the initialization and personalization of a telephone to individual subscribers.

     Microsoft has led the development of the PC/SC specifications, which define the use of smart cards within the personal computer environment. PC/SC specifications are designed to ensure interoperability among smart cards, readers and computers made by different manufacturers.

     For the pay television market, the Society of Cable TV Engineers published the DVS Specifications, which are subject to revisions, but form a stable base from which the industry can begin to migrate to digital television broadcasting. The DVS Specifications define the hardware and software requirements and communications protocols for the set-top box market and will allow different manufacturers to develop interoperable solutions.

     SMART CARD TERMINALS AND INTERFACE DEVICES. Smart card terminals incorporate interface devices such as smart card readers and writers and value transfer stations that interact with smart cards to permit the processing and modification of stored data. Terminals may be used in banking, attended and unattended points of sale, satellite and cable television set-top boxes, public telephones and as peripheral equipment on personal computers. Smart card terminals, together with smart cards, perform card authentication and cardholder verification procedures at the point of use, while similar magnetic stripe card transactions require contact with a central host system. For this reason, terminals incorporate sophisticated software programs and security algorithms for the secure processing of smart card transactions. To enhance the process of cardholder verification, terminals may also utilize personal identification numbers and biometrics, such as fingerprinting. In addition to the more common terminals used for contact type cards, terminals designed to work with contactless smart cards are used in such applications as transit and access control. Terminal technology is expected to continue to change to meet the new demands of smart cards. Readers, writers and other interface devices are frequently designed to be upgradable to accommodate new applications and security enhancements.

  Smart Card Applications

     Smart card technology permits applications such as conditional access and security, payment systems and data storage to be performed in a low cost, easy-to-use, secure manner. Conditional access and security applications include those that restrict the use of products and services, and access to proprietary content, software, networks and physical properties. Payment system applications include the use of smart cards in connection with credit and debit card systems, as well as coin and currency replacement, couponing and electronic commerce. Data storage applications utilize the data storage capacity of smart cards to provide the secure storage of data in a durable, portable form. Data storage applications include consumer loyalty programs and patient identification and medical record storage and retrieval.

  Industry Overview

     Dataquest estimates that approximately 962 million smart cards were sold in 1997, and the size of the market will increase to 4.7 billion units by 2002, a compound annual growth rate of approximately 38%. This amounts to revenues of approximately $6.8 billion in 2002, representing the revenues from card sales only. PubliCARD estimates that the total size of the smart card market, including hardware, software and integration services, will be approximately three times the market for smart cards alone, or approximately $20 billion.

     Although smart cards have historically been most popular outside of the United States, Dataquest expects that 198.3 million units will be sold in the U.S. in 2002, up from 19.5 million units in 1997. Dataquest expects smart card units sold and the resulting revenues to increase worldwide as follows:

                                        1997                  2000                   2002
                                  -----------------    -------------------    -------------------
                                  REVENUE     UNITS    REVENUE      UNITS     REVENUE      UNITS
                                  --------    -----    --------    -------    --------    -------
                                                           (IN MILLIONS)
Europe..........................  $1,055.8    692.2    $2,163.2    1,459.7    $3,257.3    2,080.4
Asia/Pacific....................     154.2    102.6     1,106.4      768.4     2,052.4    1,383.0
Americas (not including the
  U.S.).........................     131.0    152.6       382.1      491.8       583.7      790.4
United States...................      19.5      6.6       189.7       76.0       532.2      198.3
Japan...........................      14.0      8.4       132.7       90.6       390.9      264.5

Source:  Dataquest (August 1998)

     To date, a number of factors have limited the broad adoption of smart cards in the United States. These factors include the requirement for special purpose readers which have been expensive and therefore not widely deployed. These factors have deferred the adoption of smart card systems and have often resulted in the deployment of proprietary, closed, smart card reader systems that are not compatible with other systems.

  Smart Card Markets

     PubliCARD has begun to penetrate the following markets, which are among the first to begin to adopt smart card technology:

     INFORMATION TECHNOLOGY. Smart cards are capable of performing several key functions in association with computers and computer networks. A basic function is security and identification of users. Information technology cards can contain personal identification numbers and biometric data that can firmly establish the identity of a user and prevent unauthorized entry into computer networks and access of data. A smart card can also contain multiple passwords and configuration settings, which eliminates the need for users to enter passwords manually. In addition, information technology cards can also serve as the cornerstone of security for electronic commerce. According to Dataquest, unit sales of information technology smart cards are expected to increase to 41 million in 2002 from a few thousand in 1997, and revenues are expected to grow to $115 million from less than $1 million over that same period.

     WIRELESS COMMUNICATIONS. Wireless communications smart cards are primarily used outside of the United States with GSM telephones, as SIMs, which identify the user of a telephone. Smart card SIMs help eliminate cellular telephone fraud because the telephone number and identity of the user remains on the card, ensuring that the person making the call is authorized to use the account. GSM telephones are becoming increasingly sophisticated by adding data access and electronic commerce capabilities. SIM cards can store information such as speed dialing numbers and payment data, and act as a security, identification and data storage device for such applications. SIM cards are useful for U.S. business travelers, who, when traveling abroad, can obtain a SIM card programmed with their U.S. wireless number and billing information. This permits them to make and receive local, long distance and international calls using their U.S. wireless numbers. According to Dataquest, the GSM/SIM market is expected to increase to 330 million units in 2002 from 69 million in 1997, and revenues are expected to grow to $924 million from $234 million over that same period.

     PAY TELEVISION. Smart cards can provide security and identification functions for pay television systems, such as analog and digital satellite set-top boxes and digital cable set-top boxes. In May 1997, the Federal Communications Commission (the "FCC") adopted service rules to implement digital television with the intended effect of promoting rapid conversion to and implementation of digital television. Digital Video Broadcast ("DVB") involves the transmission of video signals in a digital format. In contrast to the traditional analog approach, digital signals allow content providers to deliver very high resolution, high quality video images. DVB makes it possible to provide a broader range of private content and ancillary services than previously available. For example, these ancillary services can permit users to access web browsers, video on demand and interactive menus, among others, each of which can be accessed through smart cards. The viability of DVB will require millions of Americans to use digital television equipment, such as digital set-top boxes to replace traditional analog set-top boxes. As digital television receivers evolve into interactive devices, PubliCARD believes the pay television smart card will be the key to data and communications services and that digital set-top boxes will likely incorporate smart card readers when manufactured. Dataquest expects the market for pay television cards to increase to $187 million in 2002 from $129 million in 1997, and unit sales are expected to grow at a compound rate of 12.1% to 67 million, from 38 million over that same period.

     TRANSPORTATION. Transportation systems worldwide are beginning to make use of smart card technology for subways, buses and mass transit. For example, the Bay Area Rapid Transit Authority announced its intention to adopt a smart card system. The New York metropolitan area utilizes EZ Pass, a contactless smart card, to permit the payment of many highway and bridge tolls. Dataquest expects the market for transportation cards to grow to 308 million units in 2002, from 16 million in 1997, a growth rate of 81.4%, and revenue is expected to increase at a compound annual rate of 69.2% to $738 million from $53 million over that same period. Smart cards are also well-suited to replace coin-operated parking meters.

     IDENTIFICATION. Applications for identification smart cards include passports and drivers' licenses, as well as other kinds of identification cards. Identification cards are used in businesses, college campuses, governments and other institutions. When smart cards are used in lieu of traditional identification cards, they can provide additional functions such as storing employee records, providing or denying access to specific areas of facilities and storing value for payment transactions. In a campus environment, smart cards can store value for vending and food services transactions and student records and billing information, and can be used in lieu of traditional library and access cards. Dataquest expects the market for identification cards to increase to 274 million units in 2002 from 14 million in 1997, and revenues are expected to rise to $280 million from $11 million over that same period.

     LOYALTY PROGRAMS. Loyalty program smart cards are designed to tie users to specific retailers and service providers. They can be used to identify buying patterns in order to target customers for special discounts. By tracking purchases, retailers can target marketing to specific individuals. Retailers and service providers can use loyalty cards to give "frequent buyer" points to customers, allowing customers to accrue value that can be used to buy additional merchandise and services from such retailers and service providers.

     In addition to the foregoing markets, PubliCARD expects smart card technology to develop in markets it does not currently serve, and therefore intends to develop technology and consummate acquisitions to penetrate markets such as the healthcare industry which, with its millions of participants and voluminous and individualized information and payment requirements, can benefit significantly from smart card technology. Smart cards can provide patient identification and medical record storage and retrieval, as well as electronic benefit transfers, determination of benefit eligibility and drug interaction information. This will be particularly beneficial in an emergency situation, when a quick assessment of vital information such as allergies, prescriptions and immunizations is required. Additionally, smart cards can take the form of patient cards, which can be used to improve and streamline administrative and billing procedures, as well as insurance reimbursements. Dataquest expects unit sales of health cards to increase to 180 million units in 2002 from 51 million in 1997, and revenues are expected to rise to $281 million from $126 million over that same period.

     The table below sets forth Dataquest's estimate of the size of the worldwide smart card market, taking into account cards only, by certain of the applications described above:

                                                  1997                2000                2002
                                            ----------------    ----------------    ----------------
APPLICATION                                 REVENUE    UNITS    REVENUE    UNITS    REVENUE    UNITS
-----------                                 -------    -----    -------    -----    -------    -----
                                                                 (IN MILLIONS)
Information Technology....................      0        0         22         8       115        41
Wireless Communications...................    234       69        593       204       924       330
Pay Television............................    129       38        119        41       187        67
Transportation............................     53       16        375       165       738       308
Identification............................     11       14        139       166       280       274
Health....................................    126       51        175       126       281       180

Source:  Dataquest (August 1998)

STRATEGY

     PubliCARD's objective is to become a leading provider of smart card solutions across a wide range of early adopter niche markets. Key elements of PubliCARD's strategy include the following:

     - FOCUS ON DIFFERENTIABLE, VALUE-ADDED PRODUCTS AND
       TECHNOLOGIES. PubliCARD intends to focus on the hardware, software and systems integration services aspects of its smart card solutions rather than on the production of commodity items such as banking cards and prepaid telephone cards for which profitability is largely dependent on maintaining high volume production. For example, in November 1998, PubliCARD acquired Tritheim, which provides smart card readers and writers and has developed software for secure electronic commerce, Internet security, computer security and software copy protection.

     - BUILD TECHNOLOGY BASE. PubliCARD has acquired significant intellectual property and technical expertise in many aspects of the smart card industry. PubliCARD intends to leverage its existing technology to develop new products, enhance existing product offerings and reduce its reliance on outside suppliers. PubliCARD intends to utilize the upgradability of its existing hardware applications to provide its customers with the benefits of the latest technology. PubliCARD intends to adopt and meet all industry standards as they emerge, and to use those standards in its future smart card applications.

     - EXPAND RANGE OF EXISTING PRODUCT APPLICATIONS. Many of PubliCARD's existing products are designed to provide smart card-related functions specific to particular customer needs. PubliCARD intends to devote ongoing hardware and software engineering efforts to adapt existing products to new uses and to fulfill the requirements of new customer opportunities. For example, PubliCARD has adopted its commercial laundry appliance smart card solution to applications in the parking, vending and building access markets.

     - BUILD BRAND RECOGNITION. PubliCARD has begun to create recognition of the unified PubliCARD brand identity through participation in trade shows and corporate-level advertising programs. While PubliCARD maintains the separate identity of its subsidiaries, it has linked their identities to the PubliCARD brand name. Over time, PubliCARD intends to migrate the identities of its technology-related subsidiaries to the PubliCARD name.

     - INCREASE PENETRATION OF EXISTING CUSTOMER BASE. PubliCARD intends to exploit the customer bases of its individual subsidiaries by cross-selling additional technologies, products and services.

     - BUILD STRATEGIC ALLIANCES AND RELATIONSHIPS. PubliCARD intends to form strategic relationships with a number of key industry players in order to gain access to leading edge technology and for marketing and sales distribution.

     - ACQUIRE COMPANIES WITH COMPLEMENTARY TECHNOLOGIES, PRODUCTS AND CUSTOMER BASES. PubliCARD intends to acquire businesses that have developed smart card products, services and technologies which can be cross-sold to its existing customer base and/or which broaden and strengthen its presence in its distribution channels and new markets. Since February 1998, PubliCARD has acquired four companies which have enabled it to develop a meaningful presence in the smart card industry.

     - LEVERAGE MANUFACTURING CAPABILITIES. PubliCARD has begun to utilize Greenwald Industries' Chester, Connecticut manufacturing facility to meet the manufacturing requirements of certain of its other subsidiaries. PubliCARD manufactures Greenwald Intellicard's value transfer stations at the Chester, Connecticut facility, and will continue to evaluate future opportunities to relocate other manufacturing operations to this facility.

THE PUBLICARD SOLUTION

     PubliCARD has developed smart card solutions for the information technology, wireless communications, pay television, transportation and identification smart card markets, and intends to penetrate other markets, such as healthcare, among others, through the development of new technology and the acquisition of complementary businesses. PubliCARD believes that it will be able to provide total smart card solutions for these and other markets because of the common technologies utilized in each of them and PubliCARD's continual development of such technologies.

     Smart card solutions are available to perform a variety of distinct functions, including conditional access or security functions, payment or coin replacement functions and data storage functions, as well as a combination of these and other functions.

     CONDITIONAL ACCESS OR SECURITY. Individuals and corporations increasingly rely upon computer networks, the Internet, intranets and direct broadcast systems to access information, entertainment and data in a digital form from their homes and workplaces. This increasing proliferation and reliance upon digital data has caused data security to become a paramount concern to businesses, government, educational institutions and consumers. Content providers, network and data managers and users of digital data are concerned with controlling access to data and maintaining data security, controlling access to proprietary or confidential information and limiting access to DVBs to paying subscribers. Data has become increasingly vulnerable to unauthorized access as enterprises move toward distributed computing and data is made more accessible to internal and external users. According to Computer Security Institute, 64% of respondents to its 1998 CSI/ FBI Computer Crime and Security Survey acknowledged that they had experienced security breaches with respect to their computer systems within the prior 12 months, an increase of 16% over 1997 and 22% over 1996. The total financial losses reported by the organizations that could quantify them in the CSI/FBI survey totaled approximately $13.7 million in 1998, a 36% increase over 1997 reported losses. Unauthorized access can range from users who are authorized to access portions of an enterprise's computing resources accessing portions for which they are not authorized, to hackers breaking into a network and stealing or corrupting data. The consequences of unauthorized access, which can often go undetected, can range from theft of proprietary information or other assets to the alteration or destruction of stored data. As a result of the consequences of unauthorized access, many enterprises have been reluctant to make their computing resources as open as may be otherwise desirable, and those that allow access are adopting various security measures to guard against unauthorized access. PubliCARD believes that enterprises seek solutions which will allow them to expand access to data while maintaining adequate security.

     Conditional access and security is also integral to DVBs. In light of the FCC's deregulation of the cable television industry discussed above, services such as digital cable services and direct broadcast digital television are expected to be introduced in the near future, which would permit various interactive products and services to be provided via the DVB medium. PubliCARD believes that a primary challenge for broadcasters will be to limit access to their content to the intended users such as those who have purchased appropriate subscriptions or event-by-event pay-per-view privileges.

     The key to any security system is the ability to reliably identify users in order to prevent unauthorized access to information and resources. Authentication of a user's identification has traditionally been accomplished by
(a) passwords, which are codes known only by specific users, and (b) tokens, which are user-specific physical devices that only authorized users possess. Passwords are the least secure because they tend to be short and static, and are often transmitted without encryption. Tokens are more secure, because they typically permit access only when coupled with an associated personal identification number. However, tokens have historically been implemented using magnetic stripe cards which are subject to counterfeiting, tampering and inadvertent data deletion, and can only hold a very limited amount of information.

     PubliCARD believes that the most secure method of securing digital data is through smart card applications because they contain an embedded microprocessor, memory and a secure operating system. PubliCARD believes that smart cards provide the easiest, most flexible, most cost-effective way to achieve the key benefits of a secure, authenticated transaction between two or more parties regardless of the specific infrastructure between them. As a result, PubliCARD has developed a number of smart card solutions to provide conditional access and security for a variety of markets.

     For the information technology market, PubliCARD has developed technology that permits Internet users to insert their smart cards into their WebTV boxes to automatically travel to their desired websites. In addition, Amazing believes that it is the first to develop and market a smart card application for the Internet that offers web filtering software, which permits parents, public institutions, libraries and schools to limit websites that will be available to children by defining each child's use profile on a smart card. PubliCARD is currently marketing smart card-enabled software that enables personal computers to encrypt and decrypt computer files and e-mail. This software is capable of securing personal computers as well as computers linked to a network.

     For the wireless communications market, PubliCARD has developed a GSM compliant chip which can be incorporated into GSM telephones by their manufacturers to permit the performance of security, identification and storage applications.

     For the pay television market, in light of the recently-adopted FCC regulations discussed above, PubliCARD is currently marketing an application specific integrated circuit (an "ASIC") to certain OEMs of set-top boxes. This is a chip that will permit such OEMs to incorporate smart card readers into the set-top boxes they manufacture. When inserted into the reader, a smart card will "unlock" the specific services to which a consumer has subscribed. When consumers subscribe to different or additional content services or parents seek to limit the viewing privileges of their children, the service providers will need only to provide the appropriate smart card to allow access to the new or additional services.

     For the identification card market, PubliCARD can add individual identifying data to smart cards that function with other of its smart card applications. For example, PubliCARD is able to provide a laundry smart card that permits the user access to the laundry room as well as serves a coin replacement function.

     PAYMENT SYSTEMS. Smart cards may contain stored value which the user can "spend" to make purchases. Unlike traditional magnetic stripe credit and debit cards, a smart card payment system does not require communication with a central system at the time of use, or billing or posting to an account, because the value is stored on the smart card prior to the time the transaction is made. This makes the use of smart cards especially advantageous for small transactions, in which using traditional magnetic stripe credit and debit cards would be impractical. Smart cards could be used to make small transactions feasible in environments such as the Internet where cash cannot be used and the transaction fees of credit cards make their use uneconomical. The appeal of stored value cards to merchants, service providers and governmental bodies is that they reduce cost, eliminate fraud and increase efficiency. In addition, these implementers will have the benefit of the value stored on the smart cards until spent.

     PubliCARD develops and sells a variety of stored value applications for payment systems. For the pay television market, PubliCARD is currently marketing software that will permit analog and digital television subscribers to conduct transactions via smart cards through the PCMCIA readers (also manufactured by PubliCARD) installed in set-top boxes. Subscribers will be able to perform transactions such as purchase merchandise over home shopping networks and order video on demand services via their smart card-operated set-top boxes. In addition, this software, together with related readers, chips and other intellectual property, is being marketed to replace store coupons. This application would enable consumers to download coupons onto a smart card, and redeem them at supermarkets and other retailers. This would reduce counterfeiting and other forms of fraud typically associated with store coupons, would facilitate targeted marketing to consumers and would reduce handling costs incurred by retailers and manufacturers.

     For the transportation market, PubliCARD produces software and card transfer stations which permit municipalities to replace coin-operated parking meters with meters that read smart cards.

     For the commercial laundry appliance, parking and vending industries, PubliCARD manufactures and markets smart card readers, value transfer stations, card management software and machine interface boards. A value transfer station is installed at an issuer's site, such as a laundromat, which dispenses and adds value to smart cards, thus alleviating the need for the issuer's customers to use cash when utilizing laundry machines. Issuers are able to audit transactions conducted at value transfer stations through PubliCARD's readers and software to determine, among other things, accountability, inventory, usage data and diagnostic data.

     DATA STORAGE. The ability of smart cards to store data is enabling PubliCARD to develop a total smart card solution for retailers in the form of a consumer loyalty program. Retailers and service providers can use loyalty cards to give "frequent buyer" points to customers, allowing customers to accrue value that can be used to buy additional merchandise and services. PubliCARD's loyalty program will permit a smart card to be incorporated into a traditional point of sale application, enabling a retailer to track all aspects of the sales process and reward repeat customers with premiums or discounts through the use of their smart cards. PubliCARD expects that its consumer loyalty program will permit retailers to use the data accumulated to develop customized and focused consumer marketing programs.

     PubliCARD expects that the data storage capabilities of smart cards will permit it to integrate smart card technology into its other businesses. For example, PubliCARD currently manufactures digital camera flash film readers for OEMs. This market consists of software and hardware interfaces that allow the transfer of digital content between two devices and into a digital format for alteration, distribution or examination, such as the transfer of digital photographs from a digital camera to a personal computer or laptop. This market shares many of the same distribution channels and similar technology with smart cards and their associated interface devices. PubliCARD intends to leverage its experience in the digital camera market to develop smart card technology that will enable consumers to transfer digital images for printing. The smart card technology utilized in this transaction would also include a payment system, such that a consumer could develop film at a retailer's location and pay for the transaction using the same smart card. PubliCARD also offers common PCMCIA products for use in desktop, laptop, notebook and palmtop computers using PC Cards. These products enable total interchangeability of PC Cards for the sharing of peripherals, updating files, modifying and loading software onto PC Cards, as well as loading pictures from digital cameras.

PRODUCTS

     PubliCARD has developed smart card products for conditional access, payment systems and data storage applications for the following markets:

                               CONDITIONAL ACCESS        PAYMENT SYSTEMS        DATA STORAGE
                               ------------------        ---------------        ------------
Information Technology                 X                                             X
Wireless Communications                X
Pay Television                         X                        X
Transportation                                                  X
Identification                         X                                             X
Loyalty                                                                              X

  Smart Cards

     PubliCARD currently manufactures and sells smart cards for niche applications for a variety of industries. PubliCARD manufactures all types of smart cards, including intelligent, memory, contact and contactless smart cards. Through subcontractors, PubliCARD customizes smart cards for its customers, such as printing, holograms and special coatings. However, PubliCARD does not intend to focus on the manufacture of smart cards, since it believes profitability is too dependent on high volume production.

  Readers/Writers

     PubliCARD manufacturers stand-alone card readers for desktop computers and card readers for laptop and mobile computers. PubliCARD also manufactures and markets serial readers, internal readers and PCMCIA readers, as well as smart card readers for the commercial laundry, vending and parking industries. PubliCARD has also developed readers for access control and secure Internet transactions. In addition, PubliCARD manufactures value transfer stations, which permit the transfer of value from cash, credit cards, debit cards, ATM cards and currency to smart cards.

  Software and Applications

     PubliCARD has developed the following software and application products:

SmartGuardian                           - Provides Internet access control for children;
                                        denies the user access to certain websites as
                                          predetermined by the user's parent or guardian
                                        - Targeted toward public institutions,
                                        libraries, schools and households
PCDEFENDER                              - Enables personal computers to encrypt and
                                        decrypt computer files and e-mail
SmartCommerce                           - Internet purchase terminal software
                                        - Enables secure electronic value transfer for
                                        retail, paid television and banking transactions
SmartPassky*                            - Storage of multiple passwords for Internet
                                          accounts
Gator                                   - Smart card operating system designed for
                                        multiple applications
GSM Operating System                    - Smart card operating system designed for
                                        cellular telephones
SCOS                                    - Operating system that organizes a smart card's
                                          memory into data files and provides file
                                          protection via authentication keys
Smart Card Management System Version    - Enables accountability and audit trail for
  II                                    smart card transactions conducted in various
                                          vending applications
Smart Card Reader ASIC                  - Facilitates the integration of smart card
                                        readers into television set-top boxes and
                                          personal computers

* Distributed under license.

     PubliCARD's SmartGuardian software allows children to surf the Internet without continuous supervision at public institutions, libraries and schools and at home because the access key to the Internet is a smart card which contains the coded list of website types the user is authorized to access, as predetermined by the child's guardian. The card issuing station which encodes the smart card can only be operated by authorized personnel. Therefore, children are able to access the Internet without adult supervision because they will be largely unable to access sites deemed undesirable. PubliCARD is in the process of implementing SmartGuardian in one public library, and intends to aggressively market SmartGuardian to other libraries, schools, public institutions and households.

     PCDEFENDER, developed by Tritheim in conjunction with Norman Data Defense Systems, is smart card-enabled software that enables personal computers to encrypt and decrypt computer files and e-mail. PCDEFENDER is capable of securing desktop, laptop and personal computers as well as computers linked to a network through a central administrator.

     SmartCommerce is Internet purchase terminal software that is capable of linking merchants to banks and permitting merchants to accept electronic cash from their customers over the Internet. In addition, SmartCommerce could be sold to cable broadcasters to permit consumers to make smart card purchases of services over the television once cable and digital set-top boxes are equipped with smart card readers. SmartCommerce will permit banking customers to download electronic cash from their banks via the Internet onto a bank-issued smart card. SmartCommerce is expected to be released over the next nine to twelve months.

     PubliCARD believes SmartPassky is the first smart card application designed to facilitate access to all password-protected Internet accounts. PubliCARD markets SmartPassky under license. SmartPassky stores multiple passwords for Internet accounts. When a website address is selected by the user, this product automatically takes the user to the login screen of that website and prepares the user identification and password for automatic login. The user need only click in the appropriate field to complete the login procedure.

     PubliCARD's operating systems include (a) Gator, an operating system for handling multiple applications, (b)a GSM operating system, a phase II cellular telephone operating system and (c) SCOS (Smart Card Operating System), which organizes a smart card's memory into data files and provides protection for such files with authentication keys.

     SmartCard Management System Version II allows accountability and audit of all smart card transactions conducted in laundry or other vending machines. This software performs functions such as taking inventory of readers and creating special price profiles, as well as a variety of management control functions.

     PubliCARD is currently marketing ASICs to OEMs of set-top television boxes and personal computers. These ASIC chips will permit such OEMs to incorporate smart card readers into the set-top boxes and personal computers they manufacture.

COMPLEMENTARY TECHNOLOGY

     In addition to products relating to its smart card business, PubliCARD has developed the following products:

High Speed Disk Duplicators             - Duplicates master disk drives to multiple
                                        target disk drives in low, medium and high
                                          volume applications
Digital Media Readers and Writers       - PCMCIA, compact flash memory card and
                                          miniature disk drive readers and writers
Adapters                                - PCMCIA, compact flash, smart card and other
                                          memory form factor reader/writer adapters

     PubliCARD manufactures high-speed disk duplicators for use by OEMs, system integrators, VARs, VADs and end users, including the United States government. PubliCARD's disk duplicators duplicate master disk drives to target disk drives in low, medium and high volume applications. PubliCARD believes that its disk duplicators, which use high-speed technology certified by Microsoft, are the fastest on the market.

     In addition, PubliCARD designs and manufactures digital camera and compact flash accessories, which read and write to PCMCIA and compact flash cards. Such products enable digital camera users to download images to laptops or desktop computers more rapidly than other interface methods.

     PubliCARD also offers common PCMCIA products for use in desktop, laptop, notebook and palmtop computers using PC Cards. These products enable total interchangeability of PC Cards for the sharing of peripherals, updating files, modifying and loading software onto PC Cards, as well as loading pictures from digital cameras.

  Commercial Laundry Products

     PubliCARD designs and manufactures coin chutes, dryer timers, electronic drop meters, electronic circuit boards and coin boxes used primarily in the commercial laundry appliance industry. PubliCARD also manufactures and sells value transfer stations that issue and add value to smart cards for use in laundromats, and which can be used in the vending, parking and building access industries.

SALES AND MARKETING

     PubliCARD sells and distributes its products through a broad range of distribution channels, including VARs, VADs and distributors. PubliCARD also sells and distributes its products directly to OEMs and end-users through its direct sales force and the Internet. PubliCARD selects a distribution channel for a product based on its particular characteristics.

     In addition to more traditional sales channels, PubliCARD is making use of the Internet as a means of driving cost-effective sales across a broad front. PubliCARD intends to seize the opportunities provided by this channel both for sales and marketing purposes and for providing enhanced after-sales support.

     PubliCARD uses a combination of full-time employee sales personnel and sales representatives to optimize market potential and geographic coverage. PubliCARD has fifteen employees directly engaged in sales and distribution in the United States and two in Europe, through its office in the United Kingdom. During 1999 and thereafter, PubliCARD plans to expand both its employee and representative sales forces in the U.S. and abroad to capitalize on the forecast market demand for smart card products.

     PubliCARD intends to form strategic relationships with a number of key industry players that it hopes will provide it with access to leading edge technology, marketing and sales leverage and access to key customers and accounts. PubliCARD intends to continue to leverage these relationships and to identify additional key industry players with which to form strategic relationships. For example, PubliCARD has a manufacturing agreement with a Singapore-based smart card company and plans to use this relationship to access smart card opportunities for its entire product range in the Asia Pacific market.

     In support of its sales strategies, PubliCARD also makes extensive use of direct mail campaigns to its customer databases, advertising in targeted trade media and a continuous program of representation at the world's leading trade shows and conferences.

CUSTOMERS

     PubliCARD's primary customer base consists of OEMs, systems integrators, service providers, application developers, VARs, VADs, public institutions, governmental bodies, route operators, equipment distributors and end users.

     PubliCard's major customers for its smart card products include the Microsoft (Web TV), Racal, Lucent Technologies, Aurora Barcode, Keri Systems, ERG, Citibank, Siemens, the Englewood, Colorado Public Library, and the City of San Diego. PubliCard's customers in its disk duplication business include IBM, Compaq, Gateway, Dell Computer Corporation and Sun Microsystems. PubliCard's customers for its PCMCIA products include agencies of the U.S. Government, EDS, Kodak Digital Cameras, Polaroid, Nikon, Vobis and Acer.

     PubliCARD's customers in its coin products business include Whirlpool Corp., which accounted for approximately 13% of PubliCARD's revenues on a consolidated basis in 1998, as well as General Electric, Maytag, Web Service, Canadian Coinamatic, CoinMach, Sears and Roebuck, Alliance Laundry Systems and Mac-Gray.

MANUFACTURING

     PubliCARD conducts manufacturing operations in its own facilities and on an outsourced basis using contract manufacturers. Contract manufacturing is used to produce smart card readers and PCMCIA cards, chip sets, ASICs, smart cards and a variety of peripheral equipment. PubliCARD also manufactures smart cards, smart card readers, value transfer stations and machine interface boards. In addition, PubliCARD manufactures coin chutes, dryer timers, electronic drop meters and coin boxes used primarily in the commercial laundry appliance industry. These products are manufactured in PubliCARD's facilities in Santa Clara, California and Chester, Connecticut. PubliCARD will continually evaluate the cost/benefit relationship of manufacturing its products in its own facilities versus using contract manufacturing. The Chester, Connecticut manufacturing facility contains surplus capacity and provides a favorable opportunity for reducing overall manufacturing costs of fabricated and assembled products.

RESEARCH AND DEVELOPMENT

     Research and development is a key element to PubliCARD's future success and competitive position. PubliCARD intends to develop an annual technology development plan as an integral part of its business planning process. This will identify new areas requiring development in support of identified business opportunities, as well as a program of maintenance and enhancement for PubliCARD's existing product line.

     In addition, PubliCARD has established a Technology Committee comprised of internal technology specialists together with leading industry experts drawn from both commerce and academia. The role of the Technology Committee is to provide PubliCARD with a long-term strategic perspective on developments likely to shape the future of smart card technology.

     PubliCARD strives to develop and maintain close relationships with key suppliers of components and technologies in order to enable it to quickly introduce new products that incorporate the latest technological advances. PubliCARD's future success will depend upon its ability to develop and to introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers.

     PubliCARD's expenses for research and development were approximately $740,000, $441,000 and $235,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

COMPETITION

     Competition in the smart card market is intense and is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. To maintain and improve its competitive position, PubliCARD must continue to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. The principal competitive factors affecting the market for PubliCARD's smart card products are product reputation, the extent to which products support industry standards and provide interoperability, technical features, reliability, level of security, strength of distribution channels, quality, performance, price, customer support and product features such as adaptability, ability to integrate with other products, functionality and ease of use. PubliCARD believes that it currently competes favorably overall with respect to these factors, but there can be no assurance that PubliCARD will be able to compete as to these or other factors or that competitive pressures will not have a material adverse effect on PubliCARD's business and operating results. PubliCARD will be required to continue to respond promptly and effectively to the challenges of technological changes and its competitors' innovations.

     PubliCARD currently experiences competition from a number of sources. PubliCARD competes with Gemplus, GPT Card Technology, Oberthur, ODS Landis & Gyr, Orga and Schlumberger Technologies, among others, in the manufacture and sale of smart cards. PubliCARD's competitors for its readers and writers include VeriFone, Hypercom, Ingenico, Diebold, Schlumberger Technologies, SCM Microsystems and Gemplus.

     PubliCARD's competitors include SCM Microsystems and Actiontec in the electronic digital media industry. PubliCARD's competitors in the disk duplication business include Symantec, Wytron and ICS.

     PubliCARD believes that the principal competitive factors affecting its coin products business are:

     - quality of product;

     - delivery times;

     - ease of use; and

     - price.

     PubliCARD competes with ESD, Monarch and Set-O-Matic, as well as alternative technologies including electronic systems and smart card products in the coin products segment of its business.

     PubliCARD also experiences indirect competition from certain of its customers which currently offer alternative products or are expected to introduce competitive products in the future. PubliCARD may in the future face competition from developers of smart card products that are based upon approaches similar to or different from those employed by PubliCARD.

     Many of PubliCARD's current and potential competitors have longer operating histories in the smart card market and significantly greater financial, technical, sales, customer support, marketing and other resources, as well as greater name recognition and a larger installed base of their products and technologies than PubliCARD. In addition, as the smart card market develops, a number of companies with significantly greater resources than PubliCARD could attempt to increase their presence in the market by acquiring or forming strategic alliances with competitors of PubliCARD, resulting in increased competition.

INTELLECTUAL PROPERTY

     PubliCARD's success depends significantly upon its proprietary technology. PubliCARD relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. PubliCARD seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. PubliCARD's subsidiaries generally enter into confidentiality and non-disclosure agreements with their employees and with key vendors and suppliers. Despite PubliCARD's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of PubliCARD's products or to obtain and use information that PubliCARD regards as proprietary. Moreover, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries, making the possibility of misappropriation of PubliCARD's proprietary technology more likely. The steps taken by PubliCARD to protect its proprietary technology might not prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to PubliCARD's products.

     PubliCARD currently has various trademarks and trademark applications registered and pending in the United States and certain other jurisdictions. PubliCARD will continue to evaluate the registration of additional trademarks as it deems appropriate. PubliCARD currently has a number of patents issued, and various patent applications pending. There can be no assurance that any new patents will be issued, that PubliCARD will develop proprietary products or technologies that are patentable, that any issued patent will provide PubliCARD with any competitive advantages or will not be challenged by third parties or that the patents of others will not have a material adverse effect on PubliCARD's business and operating results.

     In the event that PubliCARD's technology or products are determined to infringe upon the rights of others, PubliCARD would be required to obtain licenses to utilize such technology. There can be no assurance that PubliCARD would be able to obtain such licenses in a timely manner on acceptable terms and conditions, and the failure to do so could have a material adverse effect on PubliCARD's financial condition and results of operations. If PubliCARD is unable to obtain such licenses, it could encounter significant delays in product market introductions while it attempted to design around the infringed-upon patents or rights, or could find the development, manufacture or sale of products requiring such license to be foreclosed. In addition, patent disputes are common in the smart card and computer industries and there can be no assurance that PubliCARD will have the financial resources to enforce or defend a patent infringement or proprietary rights action.

     PubliCARD expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in PubliCARD's industry segments grow and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require PubliCARD to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to PubliCARD or at all. In the event of a successful claim of product infringement against PubliCARD and failure or inability of PubliCARD to develop non-infringing technology or license the infringed or similar technology, PubliCARD's business, financial condition and results of operations could be materially adversely affected.

GOVERNMENT REGULATION

     Market needs and competitive pressures will require that PubliCARD's products contain regulated cryptographic algorithms in order to protect information and cash substitutes stored in smart cards. Export, import and usage of such cryptographic algorithms are subject to a large and changing body of regulations in the United States. PubliCARD's failure to comply with any regulations that may be enacted with respect to these cryptographic algorithms would have a material adverse affect on its business.

     Federal, state and local regulations impose various environmental controls on the discharge of chemicals and gases which may be used in PubliCARD's present or future assembly processes. Moreover, changes in such environmental rules and regulations may require PubliCARD to invest in capital equipment and implement compliance programs in the future. Any failure by PubliCARD to comply with environmental rules and regulations, including the discharge of hazardous substances, would subject PubliCARD to liabilities and would materially adversely affect PubliCARD's operations.

DISCONTINUED OPERATIONS

     In March 1999, the Company's Board of Directors adopted a plan to dispose of its engineering services subsidiary, Orr-Schelen-Mayeron & Associates ("OSM"). No significant gain or loss is expected on the disposition.

EMPLOYEES

     As of February 28, 1999, the Company had approximately 175 employees engaged in manufacturing operations, engineering, marketing, sales, service, and administrative activities at its continuing operations. Of these, 80 are employed in the technology products segment and 85 are employed in the coin products segment. OSM had approximately 101 employees as of February 28, 1999.

SEGMENT INFORMATION

     During 1998, the Company operated in two business segments: coin products and technology products. Information about the Company's operations by segment for the years ended December 31, 1998, 1997 and 1996 is presented in the following table. For 1998, 1997 and 1996 the Company had export sales of approximately $1,435,000, $1,003,000 and $805,000, respectively. The majority of such sales were to Canada.

                       FINANCIAL INFORMATION RELATING TO
                        SEGMENTS AND CLASSES OF PRODUCTS
                                 (IN THOUSANDS)

                                                          1998       1997       1996
                                                        --------    -------    -------
Net sales to unaffiliated customers:
  Coin products.......................................  $ 15,372    $17,039    $15,486
  Technology products.................................     1,147         --         --
                                                        --------    -------    -------
                                                        $ 16,519    $17,039    $15,486
                                                        ========    =======    =======
Income (loss) from operations:(1)
  Coin products(2)....................................  $  2,920    $ 3,090    $  (286)
  Technology products.................................      (814)        --         --
  Corporate and other(3)..............................    (6,538)    (4,338)    (4,866)
                                                        --------    -------    -------
                                                        $ (4,432)   $(1,248)   $(5,152)
                                                        ========    =======    =======
Identifiable assets:
  Coin products.......................................  $  9,601    $ 9,614    $ 8,823
  Technology products.................................     8,918         --         --
  Corporate and other.................................    21,410     16,315     22,100
                                                        --------    -------    -------
                                                        $ 39,929    $25,929    $30,923
                                                        ========    =======    =======
Depreciation and amortization expense:
  Coin products.......................................  $    329    $   432    $   350
  Technology products.................................       197         --         --
  Corporate and other.................................       228         80        189
                                                        --------    -------    -------
                                                        $    754    $   512    $   539
                                                        ========    =======    =======
Capital expenditures:
  Coin products.......................................  $    180    $   312    $ 1,109
  Technology products.................................        50         --         --
  Corporate and other.................................        88         19         38
                                                        --------    -------    -------
                                                        $    318    $   331    $ 1,147
                                                        ========    =======    =======

---------------
(1) Before interest income, interest expense and items of a nonoperating nature.

(2) The 1996 loss from operations for the coin products segment includes a special charge of $1,596,000 associated with Greenwald's plant relocation.

(3) The 1998 loss from operations for Corporate and other includes a charge of $2,800,000 to expense in-process research and development associated with the Tritheim acquisition. The 1997 loss from operations includes a non-cash charge of $768,000 related to the modification and extension of certain common stock purchase warrants.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 HEREIN)

     The following table sets forth information about the executive officers of the Company as of February 28, 1999. The business address of each executive officer is the address of the Company, One Post Road, Fairfield, Connecticut 06430, and each executive officer is a United States citizen.

NAME                          AGE                    OFFICE AND POSITION
----                          ---                    -------------------
Harry I. Freund.............  58     Director, Chairman of the Board and Chairman
Jay S. Goldsmith............  55     Director, Vice Chairman of the Board and Vice
                                     Chairman
James J. Weis...............  50     President, Chief Executive Officer and Director
M. Richard Phillimore.......  52     Executive Vice President -- Smart Card Business
Antonio L. DeLise...........  37     Vice President, Chief Financial Officer and
                                     Secretary

     There is no family relationship between any of the executive officers of the Company. Each officer is elected to serve for a term ending with the next annual meeting of shareholders.

     Mr. Freund has been a Director of the Company since April 12, 1985, Chairman of the Board of Directors since December 1985 and Chairman since October 1998. Since 1975, Mr. Freund has been Chairman of Balfour Investors Inc., a merchant banking firm that had previously been engaged in a general brokerage business.

     Mr. Goldsmith has been a Director of the Company since April 12, 1985, Vice Chairman of the Board of Directors since December 1985 and Vice Chairman since October 1998. Since 1975, Mr. Goldsmith has been President of Balfour.

     Mr. Weis joined the Company in September 1984 as Assistant to the President. Mr. Weis was elected Vice President in November 1984, Chief Financial Officer and Secretary in April 1986, Executive Vice President-Finance in August 1989 and President, Chief Executive Officer and Director on March 8, 1995.

     Mr. Phillimore was appointed Executive Vice President -- Smart Card Business in January 1999. He was formerly Senior Vice President/Chip Business Development with MasterCard International from February 1997 until December 1998, where he led the department responsible for MasterCard's global chip strategy. From October 1989 until January 1997, Mr. Phillimore was Senior Manager Chip Business Development at Europay International where he was responsible inter alia for development of chip and e-cash strategy for the European market.

     Mr. DeLise, a Certified Public Accountant, joined the Company in April 1995 as Vice President, Chief Financial Officer and Secretary. Prior to joining the Company, Mr. DeLise was employed as a Senior Manager with the firm of Arthur Andersen LLP and had been with such firm from July 1983 through March 1995.

ITEM 2.  PROPERTIES

     The total size of all facilities owned and leased by PubliCARD is approximately 186,000 square feet. The largest of these consists of a building of approximately 119,000 square feet containing manufacturing and office space in Chester, Connecticut that is owned by Greenwald Industries. This facility includes 27 acres of land. The building and land are subject to a mortgage securing a promissory note. Greenwald Intellicard leases approximately 5,000 square feet of office space in Boynton Beach, Florida under a lease expiring in 2000. Amazing leases approximately 9,000 square feet of manufacturing and office space in Santa Clara, California under a lease expiring in November 1999 and leases a sales office in London, England. Greystone leases approximately 7,000 square feet of manufacturing and office space in Los Gatos, California under a lease expiring in 2001. Tritheim leases approximately 2,000 square feet of office space in Tarpon Springs, Florida. The Company's executive offices are located in approximately 1,000 square feet of space in Fairfield, Connecticut, under a lease expiring in 2000 and approximately 4,500 square feet of office space in New York City under a lease expiring in 2004. OSM leases approximately 38,000 square feet of office space in Minneapolis, Minnesota under a lease expiring in 2002. The Company believes that the properties owned and leased by it are suitable and adequate for its present needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) PubliCARD's common stock has been traded on the Nasdaq National Market under the symbol "CARD" since December 22, 1998. The following table sets forth the high and low closing sale prices of PubliCARD's common stock, as reported by the Nasdaq National Market, for the calendar period indicated (in dollars):

                                                              HIGH    LOW
                                                              ----    ----
1998
Fourth Quarter..............................................  14 1/4  8 1/4

     From August 1, 1996 to December 21, 1998, PubliCARD's common stock was quoted on the Over-the-Counter Bulletin Board. The following table sets forth the high and low bid quotations for PubliCARD's common stock, as quoted in the Over-the-Counter Bulletin Board, for the calendar periods indicated (in dollars):

                                                             HIGH(1)    LOW(1)
                                                             -------    ------
1997
First Quarter..............................................  1 1/2      1 3/8
Second Quarter.............................................  1 3/8      1 3/16
Third Quarter..............................................  1 11/16    1 1/4
Fourth Quarter.............................................  1 11/16    1 5/16
1998
First Quarter..............................................  1 1/2      1 1/4
Second Quarter.............................................  1 3/4      1 1/2
Third Quarter..............................................  3 3/8      1 5/8
Fourth Quarter.............................................  8 1/4      3 3/8

---------------
(1) Such Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     (b) There were approximately 2,600 registered holders of record of common stock of the Company as of March 23, 1999.

     (c) The Company did not pay dividends on its common stock during the prior five fiscal years and does not anticipate paying dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES.

     On November 23, 1998, the Company completed the offer and sale of 2,059,000 shares of its common stock, at a price of $5.00 per share in cash, for aggregate cash consideration of $10,295,000 (the "Private Placement"). Of the shares issued and sold in the Private Placement, 560,000 shares of common stock were sold for aggregate consideration of $2,800,000 to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Such non-U.S. persons made certain representations to the Company regarding their status and actions necessary to comply with Regulation S. The remaining 1,499,000 shares of common stock were issued and sold in the Private Placement for aggregate consideration of $7,495,000 pursuant to Regulation D under the Securities Act. The Company intends to register the shares issued and sold pursuant to the Private Placement under the Securities Act when it becomes eligible to effect such a registration on Form S-3.

     On November 24, 1998, the Company issued 1,495,037 shares of common stock to former employees and shareholders of Tritheim in connection with the acquisition of Tritheim by the Company. In addition, options to purchase 354,616 shares of Tritheim common stock outstanding immediately prior to the closing of the acquisition were converted into options to purchase 83,270 shares of common stock of the Company with an exercise price of $2.00 per share (subject to anti-dilution adjustments). These options are exercisable for five years beginning on November 24, 1998. Furthermore, the Company issued options to purchase 250,000 shares of its common stock to all of the Tritheim salaried employees. These options have an exercise price of $2.00 per share (subject to anti-dilution adjustments) and will be exercisable from November 24, 2001 through November 24, 2006. The Company is required to register 241,266 shares of its common stock issued to former shareholders of Tritheim pursuant to a shelf registration statement under the Securities Act. In the event the shelf registration statement is not effective on May 24, 1999, the holders of the shares entitled to such registration rights will have the right, for a specified period of time, to cause the Company to repurchase their shares for a cash purchase price equal to the fair market value of the shares on the date of the repurchase.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data of the Company presented below for the five year period ended December 31, 1998, have been derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The selected financial data for years prior to 1998 have been restated to reflect OSM as a discontinued operation. See
Note 10 to the Notes to Consolidated Financial Statements.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1998       1997       1996       1995       1994
                                           -------    -------    -------    -------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales................................  $16,519    $17,039    $15,486    $16,680    $16,015
Income (loss) from operations(1).........   (4,432)(2)  (1,248)(3)  (5,152)(4)  (1,959)  (2,498)
Income (loss) from continuing
  operations.............................   (6,087)(2)  (1,903)(3)  (3,513)(4)  (4,732)(5)  (5,752)(6)
Income from discontinued operations......       12        215      1,725      4,441      3,463
Gain on sale of discontinued operations,
  net....................................       --        609     12,783         --         --
Net income (loss)........................   (6,075)    (1,079)    10,995       (291)    (2,289)
Per common share:
Income (loss) from continuing
  operations.............................  $  (.44)   $  (.14)   $  (.23)   $  (.32)   $  (.39)
Income and gains from discontinued
  operations.............................       --        .06        .95        .30        .24
                                           -------    -------    -------    -------    -------
Net income (loss)........................  $  (.44)   $  (.08)   $  (.72)   $  (.02)   $  (.15)
                                           =======    =======    =======    =======    =======

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            1998       1997       1996       1995       1994
                                           -------    -------    -------    -------    -------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital..........................  $19,417    $14,807    $18,679    $ 3,689    $17,771
Total assets.............................   39,928     25,929     30,923     33,832     36,857
Total debt(7)............................    1,138      1,272      1,714     10,226     14,869
Other non-current liabilities............    7,780      9,167     10,220     11,245     16,433
Shareholders' equity(8)..................   21,917     10,873     13,996     (2,594)    (2,616)

---------------
(1) Represents income (loss) before interest income, interest expense and items of a nonoperating nature.

(2) The 1998 loss from operations includes a charge of $2,800,000 to expense in-process research and development associated with the Tritheim acquisition. The loss from continuing operations also includes cost of pensions -- nonoperating of $846,000 and other costs of $1,021,000.

(3) The 1997 loss from operations includes a non-cash charge of $768,000 related to the modification and extension of certain common stock purchase warrants. The loss from continuing operations also includes cost of pensions -- nonoperating of $768,000 and other costs of $200,000.

(4) The 1996 loss from operations includes a special charge of $1,596,000 associated with Greenwald Industries' plant relocation. The loss from continuing operations also includes cost of pensions -- nonoperating of $769,000 and other income of $203,000.

(5) Includes cost of pensions -- nonoperating of $744,000, other costs of $365,000 and a gain from repurchase of notes of $75,000.

(6) Includes cost of pensions -- nonoperating of $768,000, other costs of $409,000 and a gain from repurchase of notes of $640,000.

(7) Includes current maturities of long term debt and revolving credit line borrowings.

(8) No dividends on common shares have been declared or paid during the last five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of PubliCARD preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," "intends," "plans" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. You should understand that such statements made under "Factors That May Affect Future Results" and elsewhere in this document could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements.

OVERVIEW

     PubliCARD designs, develops, manufactures and markets products and technologies used in niche areas of the smart card industry. Applications for PubliCARD's products and technologies include conditional access and security systems, payment systems and data storage. PubliCARD is developing smart card solutions for the information technology, wireless communications, pay television, transportation, commercial laundry, identification and loyalty program industries. PubliCARD's smart card products include smart cards, smart card readers, value transfer stations, operating systems and application software.

     In PubliCARD's other technology business, it develops and manufactures PCMCIA products, hard disk duplicators and digital camera flash film readers for original equipment manufacturers, systems integrators, value-added resellers, value-added distributors and end users. In addition, PubliCARD, through Greenwald Industries, is the leading designer and manufacturer of coin meter systems used in the commercial laundry appliance industry.

  Recent Acquisitions

     Beginning in 1998, PubliCARD acquired several business offering or developing unique smart card applications in order to take advantage of the growing smart card industry. PubliCARD intends to continue acquiring businesses that develop smart card technologies for niche applications. Through these acquisitions, PubliCARD believes that it is well-positioned to become a leading provider of smart card products and solutions.

     In February 1998, PubliCARD acquired, through a joint venture arrangement in Greenwald Intellicard, Inc., the assets and intellectual property of Intellicard Systems. Greenwald Intellicard develops smart card readers, value transfer stations, card management software and machine interface boards for the commercial laundry appliance and parking industries. PubliCARD currently owns 65% of Greenwald Intellicard, and has an option exercisable beginning in February 2000 to acquire the remaining 35%.

     In November 1998, PubliCARD acquired Tritheim Technologies, Inc., which develops security products for software, computers and the electronic information industry. Through Tritheim, PubliCARD provides smart card readers and writers, and has developed software for secure electronic commerce, Internet security, computer security and software copy protection.

     In February 1999, PubliCARD acquired Amazing Smart Card Technologies, Inc., a developer of consumer smart card solutions for the Internet and loyalty programs. Amazing also manufactures smart cards for customers requiring rapid turnaround and smaller volumes. In addition, PubliCARD, through Amazing, offers web filtering software, which permits parents, public institutions, libraries and schools to limit children's access to websites by defining each child's use profile on a smart card.

     In February 1999, PubliCARD also acquired Greystone Peripherals, Inc., a developer of PCMCIA products, hard disk duplicators and digital camera flash film readers. Through Greystone, PubliCARD designs, manufactures and markets these proprietary computer peripherals for OEMs, system integrators, VARs, VADs and end users.

  Discontinued operation

     In March 1999, PubliCARD's Board of Directors adopted a plan to dispose of its engineering services subsidiary, Orr-Schelen-Mayeron & Associates, Inc. ("OSM"). No significant gain or loss is expected on the disposition.

  Presentation

     The results of operations for the three years ended December 31, 1998 have been restated to reflect OSM as a discontinued operation. In addition, the results of operations for Greenwald Intellicard and Tritheim have been reflected in the 1998 financial statements from the respective acquisition dates.

RESULTS OF OPERATIONS

The following table presents, as a percentage of sales, selected consolidated statements of income data for each of the three years in the period ended December 31, 1998.

                                                              1998    1997    1996
                                                              ----    ----    ----
Net sales:
  Coin products(1)..........................................   93     100     100
  Technology products(2)....................................    7      --      --
          Total net sales...................................  100     100     100
Cost of sales(1)
  Coin products(2)..........................................   64      66      75
  Technology products.......................................   90      --      --
          Total cost of sales...............................   66      66      75
Gross margin
  Coin products.............................................   36      34      25
  Technology products.......................................   10      --      --
          Total gross margin................................   34      34      25
Operating expenses
  General and administrative................................   33      29      41
  Sales and marketing.......................................    5       5       5
  Product development.......................................    4       3       2
  In-process research and development.......................   17      --      --
  Goodwill amortization.....................................    1      --      --
  Warrant expense...........................................   --       5      --
  Relocation charge.........................................   --      --      10
          Total operating expenses..........................   61      41      58
Income (loss) from operations...............................  (27)     (7)    (33)
Other (expense) income, net.................................  (10)     (4)     (6)
Income (loss) from continuing operations before income
  taxes.....................................................  (37)    (11)    (39)

---------------

(1) Expressed as a percentage of coin products segment sales.

(2) Expressed as a percentage of technology products segment sales.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Sales. Consolidated sales decreased by 3% to $16,519,000 compared to $17,039,000 for 1997. Sales for the coin products segment decreased by 10%. Coin products are principally sold to the commercial laundry industry which is experiencing a migration of equipment from electro-mechanical to electronic and smart card based. Sales for the technology products segment were $1,147,000 in 1998 and principally related to the sale of readers, card transaction stations and cards to the commercial laundry industry.

     Gross margin. Gross margin as a percentage of sales was 34% in 1998 and 1997. Gross margins for the coin products segment was 36% in 1998 compared to 34% in 1997. An improvement in manufacturing labor productivity accounted for the increase in the gross margin percentage. Gross margin for the technology segment was 10% in 1998. Beginning in the fourth quarter of 1998, the production of certain smart card products was transferred from Greenwald Intellicard's operations in Florida to Greenwald Industries' facility in Connecticut. The Company expects to transfer the remainder of Greenwald Intellicard's production effort to Connecticut in 1999.

     Operating expenses. General and administrative expenses for the year ended December 31, 1998 increased by approximately 10% to $5,488,000 from $4,976,000 for 1997. The majority of the increase was due to $388,000 of general and administrative expenses, mainly salaries and benefits, at the Company's technology businesses.

     Sales and marketing expenses were $792,000 in 1998 compared to $796,000 in 1997.

     Product development expenses include expenses associated with the development of new products and enhancements to existing products. Product development expenses increased in 1998 primarily due to the smart card business acquisitions in 1998. Product development expenses amounted to $740,000 in 1998. The Company believes that a significant level of development expenditures are required in order to enable it to quickly introduce new products that incorporate the latest technological advances and to develop and maintain close relationships with key suppliers of components and technologies. The Company's future success will depend upon its ability to develop and to introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers.

     Upon consummation of the Tritheim acquisition in November 1998, the Company immediately expensed $2,800,000 representing purchased in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Tritheim had several projects in progress at the time of the acquisition including (i) a smart card-enabled software product that enables a personal computer to encrypt and decrypt computer files and e-mail and secures personal computer access and (ii) development of ASICs (application specific integrated circuit) which will incorporate multiple chip set functionality into a single integrated circuit board. Estimated costs to complete these projects aggregate approximately $450,000 and such costs are expected to be incurred in 1999. The Company expects to complete development of the in-process projects at various dates in 1999.

     The value assigned to in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the percentage of completion of each project, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present values. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. The following assumptions were used, among others, to estimate discounted net cash flows:

     - The projected revenues were based on management's estimates of total market size, penetration rate and life expectancy for each particular product. The estimated revenues projected average compounded annual growth rates of 40% to 82% during 1999-2003, depending on the product area, with the single largest product having projected sales in 2003 of approximately $11,000,000. Estimated total revenue from the purchased in-process products were expected to peak in year 2003 and decline rapidly in 2004-2006 as other new products were expected to enter the market.

     - The projected cost of sales, sales and marketing expenses, general and administrative expenses and income taxes were estimated by management based on expected and historical operating characteristics. Products which were more software oriented were projected to have a higher gross margin than products containing a hardware element.

     - A risk-adjusted discount rate was used to discount the net cash flows back to their present value. Giving primary consideration to rates of return required for venture capital investments, an overall 30% after-tax discount rate was selected as the basis for discounting net cash flows to arrive at indications of value for determining the appropriate discount rate to be used in the valuation of specific projects. The discount rate for a specific project incorporated the likelihood of success of each product based on the estimated percentage completed as of the date of the acquisition. The discount rate used ranged from 25% to 40%.

     If these projects are not successfully developed, the revenue and profitability of the Company may be adversely affected in future periods. Management believes that the assumptions used in the valuation of the purchased in-process research and development reasonably estimated the future benefits attributable to the purchased in-process technology. However, no assurance can be given that commercial or technological viability of these projects will be achieved or that actual results will not deviate from those assumptions in future periods.

     Other income and expense. Interest income decreased to $551,000 for 1998 compared to $683,000 for 1997 due to lower amounts of cash investments. Interest expense decreased to $339,000 during 1998 compared to $370,000 for 1997. Other expense in 1998 includes a $954,000 charge associated with the termination of a letter of intent to purchase five businesses.

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     For the year ended December 31, 1997, the Company operated solely in the coin products segment.

     Sales. Consolidated sales increased by 10% to $17,039,000 compared to $15,486,000 for 1996. The increase was primarily due to coin chute, money box and meter case volume improvements. In addition, the revenues for 1996 were negatively impacted by Greenwald Industries' plant relocation.

     Gross margin. Gross margin as a percentage of sales was 34% in 1997 compared to 25% in 1996. Manufacturing labor productivity improvements primarily accounted for the increase in the gross margin percentage. In addition, cost of sales in 1996 included a $372,000 write down of certain obsolete inventories and a disruption in manufacturing activities caused by the plant relocation.

     Operating expenses. General and administrative expenses for the year ended December 31, 1997 decreased by approximately 21% to $4,976,000 from $6,338,000 for 1996. The decrease was primarily attributable to a reduction in corporate headcount and overhead expenses.

     Sales and marketing expenses were $796,000 in 1997 compared to $768,000 in 1996.

     The 1997 operating expenses included a non-cash charge of $768,000 related to the extension and modification of certain common stock purchase warrants. The 1996 operating expenses included a special charge of $1,596,000 associated with Greenwald Industries' plant relocation which included $627,000 in severance costs associated with 110 terminated employees, $246,000 for lease termination costs and $723,000 for costs related to plant and employee relocation, recruiting and training new personnel and for temporary living allowances. The move was completed by April 30, 1996.

     Other income and expense. Interest income increased to $683,000 for 1997 compared to $476,000 for 1996 due to higher amounts of cash investments. Interest expense decreased to $370,000 during 1997 compared to $815,000 for 1996 due to repayments of certain subordinated notes and revolver and term notes in 1996 and 1997.

     Discontinued operations. In 1996, the Company completed the sale of substantially all of the assets of Masterview Window Company, Inc., Fenwal Electronics, Inc. and Bright Star Industries Incorporated. The aggregate sales price for the dispositions was $47,771,000. The aggregate pre-tax gain on sale of discontinued operations recorded in 1996 of $22,042,000 was offset by a provision for income taxes of $9,259,000, of which $6,468,000 was credited directly to paid-in-capital due to the utilization of pre-corporate reorganization tax loss carryforwards.

LIQUIDITY

     During the year ended December 31, 1998, cash, including short-term investments, increased by $5,405,000 to $18,482,000 at December 31, 1998. The increase in cash was principally due to the November 1998 issuance of 2,059,000 shares of common stock through a private placement. The shares were sold at $5.00 per share for net proceeds of $10,285,000.

     Operating activities consumed cash of $3,315,000 in 1998 and principally consisted of the loss from continuing operations coupled with the environmental payments to the United States and Commonwealth of Pennsylvania (see below) offset by the non-cash charge associated with acquired in-process research and development. Investing activities consumed cash of $1,754,000 in 1998 and consisted principally of cash paid, including debt assumed and immediately repaid, in connection with the acquisitions of Tritheim and Greenwald Intellicard of $1,467,000.

     Financing activities provided cash of $10,474,000 in 1998 and consisted of the net proceeds from the private placement of common stock of $10,285,000 and proceeds from the exercise of options to purchase common stock of $649,000 offset by treasury stock purchases of $326,000. In April 1998, the Company concluded a common stock buy-back program under which a total of 3,094,100 shares were purchased for an aggregate cost since inception (August 1996) of the program of $4,270,000.

     The Company believes that its current cash will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next 12 months. Future uses of cash include the following:

     - In February 1999, the Company completed the acquisitions of Amazing and Greystone. Closing costs and cash paid to repay assumed debt is anticipated to be approximately $2,100,000.

     - Certain of the recently acquired smart card companies have generated operating losses and in some cases have products which are commercially viable, but to date have not generated a significant volume of sales. It is expected that the smart card companies will require ongoing funding to support the expansion of sales and marketing, administration and continuing new product development.

     - In connection with the acquisition of Tritheim, the Company is required to register 241,266 shares of common stock issued as merger consideration under a shelf registration statement under the Securities Act of 1933. In the event that the shelf registration statement is not effective by May 24, 1999, the holders of these shares are entitled, for a specified period of time, to cause the Company to repurchase their shares for a cash purchase price equal to the fair market value of the shares on the date of repurchase.

     - In April 1996, a Consent Decree among the Company, the United States Environmental Protection Agency and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14,350,000 plus interest to the United States and Commonwealth of Pennsylvania. Through December 31, 1998, the Company has made principal payments aggregating $10,992,000. Further payments totaling $3,358,000 plus interest will be made to the United States and Commonwealth of Pennsylvania over the next four years.

     - The Company sponsors a defined benefit pension plan which was frozen in 1993. As of December 31, 1998, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $6,000,000. The annual contribution to the plan is expected to be approximately $1,000,000 in 1999.

     During 1998, the Company's capital expenditures totaled $318,000. The Company anticipates that its level of capital expenditures for 1999 will be comparable to those of 1998. The Company has not entered into any material commitments for acquisitions or capital expenditures and has the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 1999 with its available cash resources and its other cash flows as well as through capital equipment financing.

     At December 31, 1998, approximately $77,000,000 of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1999 through 2018, were available to offset future taxable income. Due to the "change of ownership" provisions of the Internal Revenue Code of 1986, the availability of net operating loss carryforwards to offset federal taxable income in future periods could be subject to an annual limitation if a change in ownership for income tax purposes occur.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     THE MARKET FOR SMART CARD PRODUCTS IS STILL EMERGING. The existing level of demand for smart card products in the United States is not sufficient for all the companies seeking to engage in the smart card business to succeed. Current participants in the smart card business rely upon anticipated growth in demand, which may not occur. The success of the smart card industry depends, in large part, on the ability of market participants, including our company, to convince governmental authorities, commercial enterprises and other potential system sponsors to adopt a smart card system in lieu of existing or alternative systems such as magnetic stripe card and paper-based systems. In addition, smart card-based systems may not prove economically feasible for some potential system sponsors. For example, municipal transit authorities and colleges and universities, which have legacy systems in use often associated with magnetic stripe cards, may resist the introduction of smart card products. We cannot assure you that there will be significant market opportunities for smart card systems in the United States or that the acceptance of smart card systems in other countries will be sustained. Moreover, a portion of the sales of smart card products will depend upon public switched networks, such as the Internet. We cannot assure you that the infrastructure or complementary products necessary to make these networks into viable commercial marketplaces will be developed or, if developed, that these networks will become viable commercial marketplaces.

     THE MARKET'S ACCEPTANCE OF OUR PRODUCTS IS UNCERTAIN. Demand for and market acceptance of our products is subject to a high level of uncertainty. Factors that subject our products to this uncertainty include rapidly changing technology, new product introductions and changes in customer requirements and preferences. The success of our products also depends in part upon end users' demand and upon our ability to enhance our existing products and to develop and introduce new products and technologies that meet customer requirements.

     Smart card-based security systems are able to provide protection in the form of conditional access to, for example, intranets and wide area networks, as well as to provide protection for electronic commerce transactions. There can be no assurance that our conditional access smart card products will become an accepted substitute for existing security applications. Similarly, existing smart card products for the payment system and data storage markets also face the risk that smart card technology generally, and our products specifically, will not be chosen to replace existing technology in those markets. With respect to our digital flash camera products, the market for digital photography is still in the early stages of development and there has not yet been broad acceptance of our products developed for that market. To the extent that a specific method other than ours is adopted as a solution in any of the markets we currently serve or target, sales of our existing and planned products may be adversely impacted.

     OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO KEEP PACE WITH TECHNOLOGICAL CHANGES AND INTRODUCE NEW PRODUCTS IN A TIMELY MANNER. The smart card industry is subject to rapid technological change and new product introductions and enhancements. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate the future demand for the products under development. Our ability to remain competitive will depend in part upon our ability to develop in a timely and cost effective manner new and enhanced products at competitive prices. This, in turn, will be partially dependent upon the success of our research and development efforts in developing new technology. Our research and development expenditures for 1998 were $740,000. We cannot assure you that these expenditures will lead to the development of viable products or that we will not have to devote substantially more resources to our research and development efforts in the future. In addition, new product introductions or enhancements by our competitors could cause a decline in sales or loss of market acceptance of our existing products and lower profit margins. Our success in developing, introducing and selling new and enhanced products depends upon a variety of factors, including:

     - product selections;

     - timely and efficient completion of product design and development;

     - timely and efficient implementation of manufacturing processes;

     - effective sales, service and marketing; and

     - product performance in the field.

     THE HIGHLY COMPETITIVE MARKETS IN WHICH WE OPERATE COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS. The markets in which we operate are intensely competitive and characterized by rapidly changing technology. We compete against numerous companies and believe that competition is likely to intensify as a result of increasing demand for smart card products and alternative technologies. We cannot assure you that we will be able to compete with those or other companies or that competitive pressures will not have a material adverse effect on our business and operating results. There can be no assurance that competitors with:

     - significantly greater financial, technical, marketing, purchasing and other resources;

     - the ability to respond more quickly to new or emerging technologies and to changes in customer requirements;

     - the ability to devote greater resources to the development, promotion and sale of products; or

     - the ability to deliver competitive products at a lower end user price will not enter our business segments. Furthermore, increased competition would likely result in price reductions, reduced margins and loss of market share, any of which would have a material adverse effect on our business and operating results. We believe that the principal competitive factors affecting the smart card market are:

     - the extent to which products support industry standards and provide interoperability;

     - technical features and level of security;

     - strength of distribution channels;

     - price;

     - product reputation, reliability, quality, performance and customer support; and

     - product features such as adaptability, ability to integrate with other products, functionality and ease of use.

     We currently experience competition from a number of sources. We compete with Gemplus, GPT Card Technology, Oberthur, ODS Landis & Gyr, Orga and Schlumberger Technologies, among others, in the manufacture and sale of smart cards. Competitors for our readers and writers include VeriFone, Hypercom, Ingenico, Diebold, Schlumberger Technologies, SCM Microsystems and Gemplus.

     Our competitors include SCM Microsystems and Actiontec in the electronic digital media industry. Our competitors in the disk duplication business include Symantec, Wytron and ICS.

     We believe that the principal competitive factors affecting our coin products business are:

     - quality of product;

     - delivery times;

     - ease of use; and

     - price.

     We compete with ESD, Monarch and Set-O-Matic, as well as alternative technologies including electronic systems and smart card products in the coin products segment of our business.

     We also experience indirect competition from certain of our customers which currently offer alternative products or are expected to introduce competitive products in the future. We may in the future face competition from developers of smart card products that are based upon approaches similar to or different from ours.

     Many of our current and potential competitors have longer operating histories in the smart card industry and significantly greater financial, technical, sales, customer support, marketing and other resources, as well as greater name recognition and a larger installed base of their products and technologies than our company. In addition, as the smart card market develops, a number of companies with significantly greater resources than ours could attempt to enter or increase their presence in the market by acquiring or forming strategic alliances with our competitors, resulting in increased competition.

     WE HAVE LIMITED EXPERIENCE IN THE SMART CARD MARKET. We acquired our first smart card company in February 1998, and in September 1998, our board of directors decided to significantly expand our presence in the smart card industry. We are therefore subject to many of the risks inherent in the establishment of a new business enterprise. The companies we have acquired have no prior history of operating as one combined enterprise. To address these risks, we must, among other things, integrate the operations of our recent acquisitions, enter into and maintain key strategic alliances, respond to competitive developments, attract, retain and motivate qualified personnel and significantly broaden our customer base.

     WE FACE RISKS ASSOCIATED WITH ACQUISITIONS. An important element of our growth strategy has been and continues to be the acquisition of businesses that complement, enhance or geographically expand our existing business segments, product lines or channels of distribution. In February 1998, we acquired, through a joint venture arrangement in Greenwald Intellicard the assets and intellectual property of Intellicard Systems. Greenwald Intellicard develops, manufactures and markets smart card readers, value transfer stations, card management software and machine interface boards for the commercial laundry appliance industry. We currently own 65%, and have an option exercisable beginning in 2000 to acquire the remaining interest. In November 1998, we acquired Tritheim, a provider of security products for software, computers and the electronic information industry. In February 1999, we acquired Amazing, a developer of smart card solutions for the Internet, electronic commerce, consumer loyalty programs, access control, finance and telecommunications industries. That same month, we acquired Greystone, a provider of personal computer card products, hard disk duplicators and digital flash camera film readers.

     Additional acquisitions would require us to invest financial resources and may have a dilutive effect on our earnings or book value per share of common stock. We cannot assure you that we will consummate any acquisitions in the future, that any financing required for such acquisitions will be available on acceptable terms or at all, or that any past or future acquisitions will not materially adversely affect our results of operations and financial condition.

     Our recently completed acquisitions, and our acquisition strategy generally, present a number of significant risks and uncertainties, including the risks that:

     - we will not be able to retain the employees or business relationships of the acquired company;

     - we will fail to realize any synergies or other cost reduction objectives expected from the acquisition;

     - we will not be able to integrate the operations, products, personnel and facilities of acquired companies;

     - management's attention will be diverted to pursuing acquisition opportunities and integrating acquired products, technologies or companies and will be distracted from performing its regular responsibilities;

     - we will incur or assume liabilities, including liabilities that are unknown or not fully known to us at the time of the acquisition; and

     - we will enter markets in which we have no direct prior experience.

     OUR LONG PRODUCT SALES CYCLES SUBJECTS US TO RISK. Our products fall into two categories, those that are standardized and ready to install and use and those that require significant development efforts to implement within the purchasers' own systems. A feature of the latter category is that these products tend to be newly developed technologies that can represent major investments for the customer. We are reliant on the potential customers' internal review processes and systems requirements. Further, the implementation will often involve deliveries of small quantities for a pilot program before a firm order is received for production volumes. For these more complex products, the sales process can take as long as one year, during which time we may expend significant financial, technical and management resources, without any certainty of a sale.

     WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, AND WE HAVE ONGOING FUNDING OBLIGATIONS. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flows from operating activities in 1999. We cannot assure you that we will not incur losses or negative operating cash flows in the future or that available cash will be sufficient to support our operating or expansion needs. We incurred losses from continuing operations in 1998, 1997 and 1996 of approximately $6,087,000, $1,903,000 and $3,513,000, respectively. In addition, we experienced negative cash flow from operating activities of $3,315,000, $3,096,000 and $14,989,000 in 1998, 1997 and 1996, respectively.

     In connection with our recent acquisitions, we have been and may continue to be obligated to assume or extinguish obligations of the acquired companies. Certain of the acquired companies have products which we believe are viable, but to date have not generated a significant volume of sales and therefore have been generating operating losses. We expect that the acquired companies will require ongoing funding to support the expansion of sales and marketing, administration and continuing new product development.

     We also have continuing obligations to fund payments due under an environmental consent decree and an underfunded pension plan. As of December 31, 1998, we were required to make future aggregate payments of $3,358,000, plus interest, through April 2002, in connection with the environmental consent decree to which we are subject. Consistent with the general practices of environmental enforcement agencies, the consent decree does not eliminate our potential liability for remediation of contamination that had not been known at the time of the settlement. As of December 31, 1998, the actuarial present value of the accrued liabilities of our pension plan exceeded the plan's assets by approximately $6,000,000. In addition to the cash contribution of approximately $1,000,000 we expect to make to the plan in 1999, we are obligated to make continued contributions to the plan in accordance with the rules and regulations prescribed by the Employee Retirement Income Security Act of 1974. Future contributions levels are dependent in large measure on the mortality rate of plan participants and the investment return on the plan assets.

     WE MAY BECOME OBLIGATED TO REPURCHASE THE SHARES OF CERTAIN OF OUR SHAREHOLDERS. In connection with our acquisition of Tritheim, we issued 241,266 shares of our common stock to employees and former shareholders of Tritheim. We agreed that if we failed to register such shares under the Securities Act by May 24, 1999, those shareholders would be entitled to require us to repurchase their shares for a cash purchase price equal to the fair market value of the shares as of the date of repurchase. Since we do not expect to register those shares by May 24, 1999, this put right will become exercisable. This right will be outstanding until the earlier of the date the shares are registered or the applicable holding period expires. If such shareholders exercise this put right, our financial condition will be materially adversely affected.

     WE MAY BE LIMITED IN OUR USE OF OUR FEDERAL NET OPERATING LOSS CARRYFORWARDS. Section 382 of the Internal Revenue Code provides that when a corporation undergoes an "ownership change," the corporation's use of its net operating losses is limited in each subsequent year. An "ownership change" occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company's stock as compared to that shareholder's lowest percentage ownership during the preceding three-year period exceeds fifty percentage points. For purposes of this rule, certain shareholders who own less than five percent of a company's stock are aggregated and treated as a single five-percent shareholder. In addition, a portion of our federal net operating loss carryforwards are subject to expiration each year. As of December 31, 1998, we had federal net operating loss carryforwards totaling approximately $77,000,000 for federal income tax purposes, approximately $6,000,000 of which will expire at the end of 1999, $12,000,000 of which will expire at the end of 2000, $9,000,000 of which will expire at the end of 2001 and $25,000,000 of which will expire at the end of in 2002. A net operating loss can generally be carried back two or three years and then forward fifteen or twenty years (depending on the year in which the loss was incurred), and used to offset taxable income earned by a company (and thus reduce its income tax liability). We intend to issue a substantial number of shares of our common stock in connection with future acquisitions and public offerings. In addition, the exercise of outstanding warrants and certain options to purchase shares of our common stock may require us to issue further shares of our common stock. If we were to experience such an "ownership change," we estimate that we would not be able to use a substantial amount of our available net operating losses to reduce our taxable income.

     Furthermore, the extent of the actual future use of our net operating losses is subject to inherent uncertainty because it depends on the amount of otherwise taxable income we may earn. We cannot give any assurance that we will have sufficient taxable income in future years to actually use any of our net operating losses before they would otherwise expire.

     OUR PROPRIETARY TECHNOLOGY IS DIFFICULT TO PROTECT AND MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES. Our success depends significantly upon our proprietary technology. We currently rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We currently have a number of patent applications pending. We cannot assure you that any of such applications will be approved, that any new patents will be issued, that we will develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties or that the patents of others will not have a material adverse effect on our business and operating results.

     If our technology or products are determined to infringe upon the rights of others, we would be required to obtain licenses to utilize that technology, which we may not be able to obtain in a timely manner on acceptable terms or at all. Our failure to do so would have a material adverse effect on us and our financial condition and results of operations.

     In addition, patent disputes are common in the smart card and computer industries and we cannot assure you that we will have the financial resources to enforce or defend a patent infringement or proprietary rights action. As the number of products and competitors in our target markets grows, the likelihood of infringement claims also increases. Any claims or litigation may be time-consuming and costly, cause product shipment delays or require us to redesign our products or require us to enter into royalty or licensing agreements. Any of these events would have a material adverse effect on our business and operating results. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology, duplicate our products or design around patents or other intellectual property rights.

     THE NATURE OF OUR PRODUCTS SUBJECTS US TO PRODUCT LIABILITY RISKS. Our customers may rely on certain of our current products and products in development to prevent unauthorized access to computer networks, personal computers, computer files, cellular telephones, DVB , websites and other applications. A malfunction of or design defect in certain of our products could result in tort or warranty claims. Although we attempt to reduce the risk of exposure from such claims through warranty disclaimers and liability limitation clauses in our sales agreements and by maintaining product liability insurance, we cannot assure you that these measures will be effective in limiting our liability for any damages. Any liability for damages resulting from security breaches could be substantial and could have a material adverse effect on our business and operating results. In addition, a well-publicized actual or perceived security breach involving our conditional access or security products could adversely affect the market's perception of our products in general, regardless of whether any breach is attributable to our products. This could result in a decline in demand for our products, which would have a material adverse effect on our business and operating results.

     YEAR 2000 COMPLIANCE ISSUES COULD NEGATIVELY IMPACT OUR BUSINESS.

     Year 2000 Issue

     The Year 2000 issue concerns the potential exposures we and other companies have because certain computer systems, computer chips and hardware use two digits, rather than four, to define the applicable year. On January 1, 2000, these systems and programs may recognize the date as January 1, 1900 and may process data incorrectly or stop processing data altogether.

     Status of Remediation

     Our assessment of the impact of the Year 2000 issue focuses on three functional areas:

        - information technology, which includes computer systems and related application software;

        - embedded chips, which are hidden internal components of many non-computer devices and equipments as well as our own products; and

        - business partners, which include suppliers, vendors, third party manufacturers and customers.

     In the coin products segment of its business, we have performed an assessment of potential Year 2000 exposures to our business processes, infrastructure and communications. Substantially all of our internal information systems, communications systems, building security systems and embedded chips in areas such as its manufacturing processes in this segment have been identified, assessed and categorized for Year 2000 compliance. Computer hardware and software, operating systems and utilities, desktop applications, computer peripherals, suppliers, business partners, embedded chips and plant facilities have been included in the project scope. The products manufactured by this segment have been tested and we believe that they are Year 2000 compliant. The only items for which Year 2000 compliance are not known are low-risk devices, such as an alarm system, which would not materially impact normal operations if they malfunctioned. We have identified two devices that are non-compliant: the application program used for certain critical functions such as order entry, inventory management and accounting, which will undergo remediation during the second quarter of 1999, and the network used to communicate with one significant customer. We have contacted that customer to discuss possible alternatives, but a solution has not yet been identified. In addition, certain older generation personal computers have been identified as requiring Year 2000 software upgrades or will need to be replaced. While we expect all systems in the coin products segment to be Year 2000 compliant, we can give no assurance that compliance will be achieved with respect to those items not currently compliant or for which compliance is not known. In addition, there can be no assurance that the failure to ensure Year 2000 compliance will not have a material adverse impact on our business and operating results.

     In the technology products segment of our business, the status of its Year 2000 compliance assessment varies by subsidiary. Greystone's Year 2000 compliance program is currently in the assessment phase. To date, Greystone has compiled an inventory of it's information technology and non-information technology systems and is currently determining a methodology to achieve compliance or develop contingency plans for those systems identified as non-compliant. We believe that Greystone's products are Year 2000 ready. However, there are two software applications that are deemed critical to Greystone's business that have not yet been evaluated specifically for Year 2000 compliance. There can be no assurance that such software applications or that Greystone's information technology or non-information technology systems are or will be Year 2000 compliant. We will be materially adversely affected if Greystone fails to be Year 2000 compliant.

     We are in the early stages of assessment with respect to the Year 2000 compliance of Greenwald Intellicard, Tritheim and Amazing. We initiated limited Year 2000 readiness efforts and have performed some due diligence with respect to the products of these subsidiaries, but we have not performed a comprehensive assessment of the Year 2000 compliance of their internal systems, products, vendors or business partners. We believe that Greenwald Intellicard's and Amazing's products are Year 2000 ready. Tritheim has entered into agreements with two of its main suppliers in which it ensured its business continuity into the Year 2000, but we have not yet evaluated its Year 2000 readiness. Tritheim's failure to achieve Year 2000 compliance could therefore have a material adverse effect on our business and financial condition. To address the limited state of Year 2000 assessment efforts at each of the technology products businesses, we intend to compile an inventory of items with possible Year 2000 implications with respect to these businesses, and to prepare, prioritize and assess an inventory of critical suppliers and business partners. We have created a partial inventory of computer hardware and software, which is in the process of being assessed for possible Year 2000 problems. We expect to identify and remediate non-compliant Year 2000 information technology and embedded chips by the end of 1999, but there can be no assurance that compliance will be achieved or that the failure to ensure Year 2000 compliance will not have a material adverse impact on our business and financial condition. Furthermore, there can be no assurance that use of any of our products in connection with other products that are not Year 2000 compliant, including non-compliant hardware and software, will not result in the inaccurate exchange of dates and result in performance problems or system failures.

     Third Party Compliance

     Our Year 2000 project scope extends to assessing issues affecting suppliers' and customers' products, services, systems and operations. We have contacted approximately 200 suppliers and business partners in our coin products segment with requests for Year 2000 status updates, have received responses from approximately 40% of those contacted and are following up on all unsatisfactory responses. In our technology products segment, we have contacted 20 vendors and business partners, 50% of whom have responded. We intend to prepare, prioritize and assess an inventory of additional critical suppliers and business partners in our technology products segment and to contact them regarding their Year 2000 status by the end of 1999.

     Contingency Plans

     We are currently in the process of developing contingency plans for potential Year 2000 failures. With respect to our coin products segment, we have conducted research on the possible consequences of a broken supply chain resulting from the Year 2000 issue and how to work around a failure. We intend to rely on our existing disaster recovery plan in the event of an significant impact to our coin products business resulting from the Year 2000 issue. We intend to develop, where practicable, contingency plans for all mission critical processes by the end of 1999.

     Estimated Costs

     Although the costs of Year 2000 remediation projects have not historically been separately accounted for, we currently estimate that the costs for its Year 2000 remediation projects for our coin products segment will be less than $100,000. For our technology products segment, our Year 2000 assessment is in the very early stages. As such, we have not yet determined an estimate of the costs for any Year 2000 remediation projects that may be required for this segment. Year 2000 expenditures are financed through cash on hand and funds generated from operations, and are capitalized to the extent they enhance the capabilities and useful life of the underlying systems.

     We have not assessed the specific financial impact of not being Year 2000 compliant. In connection with our acquisitions of each of Tritheim, Amazing and Greystone, certain of the sellers gave us representations and warranties with respect to the Year 2000 compliance of the applicable company's information technology. Subject to certain financial limitations, certain of the sellers are required to indemnify us for any losses we may incur as a result of any breach of such representations and warranties. These indemnification obligations of such sellers expire in May 2000. However, any failure to be Year 2000 compliant could have a material adverse effect on our business, result of operations and financial condition.

     WE MAY NOT BE ABLE TO ATTRACT AND RETAIN MANAGEMENT AND TECHNICAL PERSONNEL. Our future success depends in large part on our ability to attract and retain operating management and technical personnel. We cannot assure you that we will be able to do so.

     Our ability to execute our acquisition and growth plan is dependent upon the continued services of Harry I. Freund, Chairman, Jay S. Goldsmith, Vice Chairman, James J. Weis, President and Chief Executive Officer and Richard Phillimore, Executive Vice President/Smart Card Business. Our ability to execute our strategic plan could be materially adversely affected should the service of these individuals cease to be available to us. None of these employees is subject to an agreement not to compete with us in the event their services are terminated. Accordingly, we cannot guarantee that we will be able to attract and retain our key personnel in the future. Failure to attract and retain key personnel could have an adverse effect on our operations.

     WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in the coin products segment of our business. Whirlpool Corp. accounted for approximately 13% of our revenues on a consolidated basis in 1998. We expect to continue to depend upon a relatively small number of customers in our coin products segment for a majority of our revenue.

     Generally, we do not enter into long-term supply commitments with our customers. Instead, we bid on a project basis and have supply contracts in place for each project. Significant reductions in sales to any of our largest customers would have a material adverse effect on us. In addition, we generate significant accounts receivable and inventory balances in connection with providing products to our customers. A customer's inability to pay for the products provided by us could have a material adverse effect on our results of operations. As of December 31, 1998, our four largest accounts represented approximately 38% in the aggregate of our consolidated accounts receivable.

     WE DEPEND ON A RELATIVELY SMALL NUMBER OF SUPPLIERS IN OUR COIN PRODUCTS SEGMENT. In our coin products segment, we rely on a limited number of suppliers of several key components utilized in the assembly of our products. For example, we purchase mechanical coin chutes using our patented designs and proprietary tooling exclusively from one supplier in Taiwan. Our reliance on sole source suppliers involves several risks including a potential inability to obtain an adequate supply of required components, price increases, late deliveries and poor component quality. Although to date we have been able to source our requirements of such components, we cannot assure you that we will be able to obtain our full requirements of such components in the future, that prices of such components will not increase and that problems with respect to quality and timely delivery will not occur. Disruption or termination of the supply of these components could delay shipments of our products, have a material adverse effect on our business and operations and damage relationships with customers and our reputation.

     FLUCTUATIONS IN THE CURRENCY EXCHANGE RATE BETWEEN THE U.S. DOLLAR AND THE NEW TAIWAN DOLLAR COULD HAVE AN ADVERSE EFFECT ON OUR OPERATING RESULTS. One of our principal suppliers is located in Taiwan. Our purchases from this supplier amounted to approximately $2,100,000 in 1998 and are expected to continue at that level in the future. As a result, a portion of our purchases is subject to certain risks, including tariffs and other trade barriers, currency exchange risks and exchange controls. These factors could have a material adverse effect on our business and operating results.

     Also, as a result of our Taiwanese purchases, a portion of our supply costs are subject to significant fluctuations based upon changes in the exchange rate of the new Taiwan dollar, in relation to the U.S. dollar. We do not currently engage in hedging activities with respect to this foreign currency exposure. Our management will continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations.

     WE ARE VULNERABLE TO THE POTENTIAL OBSOLESCENCE OF THE MECHANICAL COIN METER SYSTEMS THAT WE MANUFACTURE. We design and manufacture mechanical coin meter systems used primarily in the commercial laundry appliance industry. During 1998, sales of mechanical coin meter systems accounted for approximately 93.1% of our revenue. Our sales of mechanical coin meter systems were $15,372,000, $17,039,000 and $15,486,000 in 1998, 1997 and 1996, respectively.
We are vulnerable to the potential obsolescence of the coin handling equipment that we manufacture, as advances are made towards the development of equipment utilizing electronic and smart card technologies.

     WE COULD BE SUBJECT TO GOVERNMENT REGULATION. Market needs and competitive pressures will require that our products contain certain regulated cryptographic algorithms in order to protect information and cash substitutes stored in smart cards. Export, import and usage of such cryptographic algorithms are subject to a large and changing body of regulations in the United States. Our failure to comply with any regulations that may be enacted with respect to these cryptographic algorithms would have a material adverse affect on our business.

     Federal, state and local regulations impose various environmental controls on the discharge of chemicals and gases which may be used in our present or future assembly processes. Moreover, changes in such environmental rules and regulations may require us to invest in capital equipment and implement compliance programs in the future. Any failure by our company to comply with environmental rules and regulations, including the discharge of hazardous substances, would subject us to liabilities and would materially adversely affect our operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk primarily through its short-term investments. The Company's investment policy calls for investment in short-term, low risk instruments. As of December 31, 1998, short-term investments (principally treasury bills) were $17,547,000. Due to the nature of these investments, any decrease in rates would not have a material impact on the Company's financial condition and results of operations. Foreign exchange rate risk principally relates to supply costs denominated in the new Taiwan dollar. Such supply costs amounted to approximately $2,100,000 in 1998. The Company does not currently engage in hedging activities with respect to foreign currency exposure. The Company will continue to monitor exposure to currency fluctuations and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 1999 Annual Meeting of Shareholders.

     The information with respect to the executive officers of the Company required by this item is set forth in Item 1A of this Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon the Company's review of the copies of such forms received by it during the fiscal year ended December 31, 1998 and representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements during such fiscal year except that David
L. Herman filed a late report on Form 5 covering one late Form 4 transaction.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 1999 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 1999 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 1999 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits.

      1) Financial Statements -- See accompanying Index to Consolidated Financial Statements, Page F-1.

      2) Financial Statement Schedules -- None

      3) Exhibits:

         3.1 Amended and Restated Articles of Incorporation, amended and restated through November 2, 1998. Incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 1996, dated November 9, 1998.

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

        10.3 Employment Agreement between the Registrant and James J. Weis dated February 17, 1987. Incorporated by reference from the Registrant's Form 8 Amendment to the Registrant's Form 10-K for the year ended December 31, 1991, dated August 14, 1992.

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

        10.7 Asset Purchase Agreement dated August 16, 1996 among Masterview Window Company, Inc., Registrant, Hanten Acquisition Co., as sellers, and Masterview Acquisition Corp., as buyer. Incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 1996, dated November 14, 1996.

        10.8 Agreement and Plan of Merger dated as of October 30, 1998 among Registrant, Publicker Smart Card Acquisition Co., Tritheim Technologies, Inc. and the Security Holders of Tritheim Technologies, Inc. Incorporated by reference from the Registrant's Form 8-K, filed on December 7, 1998.

        10.9 Agreement and Plan of Merger dated as of February 11, 1999, among Registrant, ASCT Acquisition Corp., Amazing! Controls, Inc. and the Security Holders of Amazing! Controls, Inc. Incorporated by reference from the Registrant's form 8-K, filed on February 26, 1999.

        10.10 Agreement and Plan of Merger dated as of February 22, 1999, among Registrant, GPI Acquisition, Inc. Greystone Peripherals, Inc. and Security Holders of Greystone Peripherals, Inc. Incorporated by reference from the Registrant's Form 8-K, filed on March 8, 1999.

        21.1   Subsidiaries of Registrant. Filed herewith.

        23.1 Consent letter from Independent Public Accountants. Filed herewith.

        27.1   Financial Data Schedule (EDGAR version only). Filed herewith.

     (b) Reports on Form 8-K

         Form 8-K dated November 6, 1998 regarding a change in the Registrant's name from Publicker Industries Inc. to PubliCARD, Inc.

         Form 8-K dated December 7, 1998 relating to the acquisition of Tritheim Technologies, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PUBLICARD, INC.

                                            ------------------------------------
                                            (Registrant)

                                          By: /s/ JAMES J. WEIS

                                            ------------------------------------
                                            James J. Weis, President,
                                            Chief Executive Officer and Director

Date: March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 29, 1999                                     By: /s/ JAMES J. WEIS
                                                             ------------------------------------------
                                                             James J. Weis, President,
                                                             Chief Executive Officer and Director

Date: March 29, 1999                                     By: /s/ ANTONIO L. DELISE
                                                             ------------------------------------------
                                                             Antonio L. Delise, Vice President,
                                                             Chief Financial Officer, Secretary and
                                                             Principal Financial and Accounting Officer

Date: March 29, 1999                                     By: /s/ CLIFFORD B. COHN,
                                                             ------------------------------------------
                                                             Clifford B. Cohn, Director

Date: March 29, 1999                                     By: /s/ HARRY I. FREUND
                                                             ------------------------------------------
                                                             Harry I. Freund, Director

Date: March 29, 1999                                     By: /s/ JAY S. GOLDSMITH
                                                             ------------------------------------------
                                                             Jay S. Goldsmith, Director

Date: March 29, 1999                                     By: /s/ DAVID L. HERMAN
                                                             ------------------------------------------
                                                             David L. Herman, Director

Date: March 29, 1999                                     By: /s/ L. G. SCHAFRAN
                                                             ------------------------------------------
                                                             L. G. Schafran, Director

Date: March 29, 1999                                     By: /s/ HATIM A. TYABJI
                                                             ------------------------------------------
                                                             Hatim A. Tyabji, Director

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

FINANCIAL STATEMENTS
Report of independent public accountants....................          F-2
Consolidated balance sheets as of December 31, 1998 and
  1997......................................................          F-3
Consolidated statements of income (loss) for the years ended
  December 31, 1998, 1997 and 1996..........................          F-4
Consolidated statements of shareholders' equity for the
  years ended December 31, 1998, 1997 and 1996..............          F-5
Consolidated statements of cash flows for the years ended
  December 31, 1998, 1997 and 1996..........................          F-6
Notes to consolidated financial statements..................    F-7 through F-21
SCHEDULE
Report of independent public accountants on schedule........          F-22
Schedule II -- Valuation and qualifying accounts............          F-23

     All other schedules required by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PubliCARD, Inc.:

     We have audited the accompanying consolidated balance sheets of PubliCARD, Inc. (a Pennsylvania corporation) and subsidiary companies as of December 31, 1998 and 1997, and the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PubliCARD, Inc. and subsidiary companies as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/  ARTHUR ANDERSEN LLP

Stamford, Connecticut
March 26, 1999

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                       CONSOLIDATED BALANCE SHEETS AS OF
                           DECEMBER 31, 1998 AND 1997

                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS
                                                               EXCEPT SHARE DATA)
                           ASSETS
Current assets:
  Cash, including short-term investments of $17,547 in 1998
     and $11,779 in 1997 (Note 1)...........................  $ 18,482    $ 13,077
  Trade receivables, less allowance for doubtful accounts
     (1998 -- $74; 1997 -- $36) (Note 1)....................     1,988       2,136
  Inventories (Note 1)......................................     2,810       2,461
  Net assets of discontinued operations (Note 10)...........     1,518       1,292
  Other.....................................................       481         592
                                                              --------    --------
          Total current assets..............................    25,279      19,558
                                                              --------    --------
Property, plant and equipment (Note 1):
  Land......................................................       234         234
  Buildings and leasehold improvements......................     2,377       2,331
  Machinery and equipment...................................     2,656       2,306
  Less -- accumulated depreciation..........................    (1,661)     (1,289)
                                                              --------    --------
                                                                 3,606       3,582
                                                              --------    --------
Goodwill (Note 1)...........................................     9,781       1,376
Other assets (Note 6).......................................     1,262       1,413
                                                              --------    --------
                                                              $ 39,928    $ 25,929
                                                              ========    ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt (Note 3).............  $    147    $    134
  Trade accounts payable....................................     1,331         810
  Accrued liabilities (Notes 6 and 8).......................     4,384       3,807
                                                              --------    --------
          Total current liabilities.........................     5,862       4,751
Long-term debt (Note 3).....................................       991       1,138
Other non-current liabilities (Notes 6 and 8)...............     7,780       9,167
                                                              --------    --------
          Total liabilities.................................    14,633      15,056
                                                              --------    --------
Redeemable shares (Note 2)..................................     3,378          --
                                                              --------    --------
Shareholders' equity (Notes 4 and 7):
  Common shares, $0.10 par value, Authorized -- 40,000,000
     shares Issued -- 20,300,954 shares in 1998 and
     16,551,849 shares in 1997..............................     2,030       1,655
  Additional paid-in capital................................    67,091      49,915
  Accumulated deficit.......................................   (38,891)    (32,816)
  Common shares held in treasury, at cost...................    (8,207)     (7,881)
  Unearned compensation.....................................      (106)         --
                                                              --------    --------
          Total shareholders' equity........................    21,917      10,873
                                                              --------    --------
                                                              $ 39,928    $ 25,929
                                                              ========    ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                 1998          1997          1996
                                                              ----------    ----------    ----------
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales...................................................   $16,519       $17,039       $15,486
Cost of sales...............................................    10,906        11,264        11,659
                                                               -------       -------       -------
  Gross margin..............................................     5,613         5,775         3,827
                                                               -------       -------       -------
Operating expenses:
  General and administrative................................     5,488         4,976         6,338
  Sales and marketing.......................................       792           796           768
  Product development.......................................       740           441           235
  In-process research and development.......................     2,800            --            --
  Goodwill amortization.....................................       225            42            42
  Warrant expense (Note 7)..................................        --           768            --
  Relocation charge (Note 11)...............................        --            --         1,596
                                                               -------       -------       -------
                                                                10,045         7,023         8,979
                                                               -------       -------       -------
Income (loss) from operations...............................    (4,432)       (1,248)       (5,152)
                                                               -------       -------       -------
Other income (expenses):
  Interest income...........................................       551           683           476
  Interest expense..........................................      (339)         (370)         (815)
  Cost of pensions -- nonoperating (Note 6).................      (846)         (768)         (769)
  Other (expense) income (Note 11)..........................    (1,021)         (200)          203
                                                               -------       -------       -------
                                                                (1,655)         (655)         (905)
                                                               -------       -------       -------
Income (loss) from continuing operations before income
  taxes.....................................................    (6,087)       (1,903)       (6,057)
Income tax benefit..........................................        --            --         2,544
                                                               -------       -------       -------
Income (loss) from continuing operations....................    (6,087)       (1,903)       (3,513)
Discontinued operations (Note 10):
  Income from discontinued operations, net of income
     taxes..................................................        12           215         1,725
  Gain on sale of discontinued operations, net of income
     taxes..................................................        --           609        12,783
                                                               -------       -------       -------
Net income (loss)...........................................   $(6,075)      $(1,079)      $10,995
                                                               =======       =======       =======
Basic earnings (loss) per common share (Note 1):
  Continuing operations.....................................   $  (.44)      $  (.14)      $  (.23)
  Discontinued operations...................................        --           .06           .95
                                                               -------       -------       -------
                                                               $  (.44)      $  (.08)      $   .72
                                                               =======       =======       =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                      COMMON SHARES
                                   -------------------   ADDITIONAL   ACCUMULATED     COMMON
                                     SHARES               PAID-IN       DEFICIT      TREASURY      UNEARNED     SHAREHOLDERS'
                                     ISSUED     AMOUNT    CAPITAL     SINCE 1-1-84   SHARES(1)   COMPENSATION      EQUITY
                                   ----------   ------   ----------   ------------   ---------   ------------   -------------
                                                                (IN THOUSANDS EXCEPT SHARE DATA)
Balance -- December 31, 1995.....  15,405,937   $1,541    $42,488       $(42,732)     $(3,891)      $  --          $(2,594)
Common shares issued under stock
  option plans...................     632,000       63        583             --           --          --              646
Purchase of common shares........          --       --         --             --         (220)         --             (220)
Net income.......................          --       --         --         10,995           --          --           10,995
Charge in lieu of income taxes
  (Note 5).......................          --       --      5,169             --           --          --            5,169
                                   ----------   ------    -------       --------      -------       -----          -------
Balance -- December 31, 1996.....  16,037,937    1,604     48,240        (31,737)      (4,111)         --           13,996
Common shares issued under stock
  option plans...................      27,000        2         29             --           --          --               31
Common shares issued pursuant to
  exercise of stock purchase
  warrants.......................     486,912       49        878             --           --          --              927
Expense related to extension of
  common stock purchase
  warrants.......................          --       --        768             --           --          --              768
Purchase of common shares........          --       --         --             --       (3,770)         --           (3,770)
Net loss.........................          --       --         --         (1,079)          --          --           (1,079)
                                   ----------   ------    -------       --------      -------       -----          -------
Balance -- December 31, 1997.....  16,551,849    1,655     49,915        (32,816)      (7,881)         --           10,873
Common shares issued under stock
  option plans...................     433,000       43        606             --           --          --              649
Common shares issued in a private
  placement......................   2,059,000      206     10,079             --           --          --           10,285
Common shares issued for a
  business acquisition...........   1,253,771      126      8,261             --           --          --            8,387
Issuance of restricted shares and
  grant of stock options to
  consultants....................       3,334       --        251             --           --        (251)              --
Amortization of unearned
  compensation...................          --       --         --             --           --         145              145
Market adjustment to redeemable
  shares.........................          --       --     (2,021)            --           --          --           (2,021)
Purchase of common shares........          --       --         --             --         (326)         --             (326)
Net loss.........................          --       --         --         (6,075)          --          --           (6,075)
                                   ----------   ------    -------       --------      -------       -----          -------
Balance -- December 31, 1998.....  20,300,954   $2,030    $67,091       $(38,891)     $(8,207)      $(106)         $21,917
                                   ==========   ======    =======       ========      =======       =====          =======

---------------
(1) Represents common shares held in treasury of 3,660,252 at December 31, 1998, 3,440,252 at December 31, 1997 and 678,352 at December 31, 1996.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                               1998       1997        1996
                                                              -------    -------    --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss from continuing operations...........................  $(6,087)   $(1,903)   $ (3,513)
  Adjustments to reconcile loss to net cash used in
     continuing operations:
     In-process research and development....................    2,800         --          --
     Amortization of goodwill...............................      225         42          42
     Amortization of unearned compensation..................      145         --          --
     Depreciation...........................................      384        470         497
     Warrant expense........................................       --        768          --
     Income tax benefit.....................................       --         --      (2,544)
     Gain on sale of assets.................................       --         --        (290)
     Changes in operating assets and liabilities (Note
       12)..................................................     (537)    (2,424)     (5,634)
                                                              -------    -------    --------
       Net cash used in continuing operations...............   (3,070)    (3,047)    (11,442)
                                                              -------    -------    --------
  Income from discontinued operations.......................       12        824      14,508
  Adjustments to reconcile income to net cash used in
     discontinued operations:
     Gain on sale of discontinued operations................       --       (609)    (19,251)
     Charge in lieu of income taxes.........................       --         --       7,713
     Change in net assets of discontinued operations........     (257)      (264)     (6,517)
                                                              -------    -------    --------
       Net cash used in discontinued operations.............     (245)       (49)     (3,547)
                                                              -------    -------    --------
       Net cash used in operating activities................   (3,315)    (3,096)    (14,989)
                                                              -------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, net of cash acquired...........   (1,467)        --          --
  Proceeds from sale of discontinued operations.............       31      1,488      45,852
  Proceeds from sale of assets..............................       --         --         601
  Capital expenditures......................................     (318)      (331)     (1,147)
                                                              -------    -------    --------
       Net cash provided by (used in) investing
          activities........................................   (1,754)     1,157      45,306
                                                              -------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from private placement of common shares..........   10,285         --          --
  Repurchase or redemption of 13% Subordinated Notes........       --         --      (7,500)
  Repayments under revolving credit lines...................       --         --      (3,502)
  Repayment of term loans and notes payable.................     (134)      (490)     (2,297)
  Issuance of common shares pursuant to stock option
     exercises..............................................      649        958         646
  Purchase of treasury shares...............................     (326)    (3,770)       (220)
                                                              -------    -------    --------
       Net cash provided by (used in) financing
          activities........................................   10,474     (3,302)    (12,873)
                                                              -------    -------    --------
NET INCREASE (DECREASE) IN CASH.............................    5,405     (5,241)     17,444
CASH -- BEGINNING OF PERIOD.................................   13,077     18,318         874
                                                              -------    -------    --------
CASH -- END OF PERIOD.......................................  $18,482    $13,077    $ 18,318
                                                              =======    =======    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

     PubliCARD, Inc. ("PubliCARD") was incorporated in the Commonwealth of Pennsylvania in 1913. The Company was known as Publicker Industries Inc. until 1998, when its name was changed to PubliCARD, Inc. During 1998, the Company operated in two segments: technology products and coin products. For 1998, the Company's technology products segment consisted of two subsidiary companies, Greenwald Intellicard, Inc. ("Greenwald Intellicard") and Tritheim Technologies, Inc. ("Tritheim"), which design, manufacture and market smart card readers and writers, value transfer stations, card management and other software applications designed for a wide variety of applications including commercial laundry, electronic commerce and computer security. The Company's coin products segment consists of one subsidiary company, Greenwald Industries, Inc. ("Greenwald Industries") which designs and manufactures coin meter systems used primarily in the commercial laundry appliance industry. The term "Company" refers to PubliCARD, Greenwald Intellicard, Tritheim, Greenwald Industries and PubliCARD's other consolidated subsidiaries.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of PubliCARD and its majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

SHORT-TERM INVESTMENTS

     Short-term investments consist of certain liquid instruments with original maturities of three months or less including U.S. Treasury obligations, repurchase agreements and money market funds.

INVENTORIES

     Inventories are recorded at cost, determined on a first-in, first-out, or FIFO, basis and do not exceed net realizable values. Inventories at December 31, 1998 and 1997 consisted of the following:

                                                              1998      1997
                                                             ------    ------
                                                              (IN THOUSANDS)
Raw materials and supplies.................................  $1,756    $1,407
Work in process............................................     214       282
Finished goods.............................................     840       772
                                                             ------    ------
                                                             $2,810    $2,461
                                                             ======    ======

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

     Goodwill is the excess of the purchase price and related costs over the value assigned to the net tangible assets of the businesses acquired. Goodwill is amortized on a straight-line basis over periods ranging from five to forty years. Accumulated amortization was $525,000 and $300,000 as of December 31, 1998 and 1997, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of non-discounted cash flows and operating income for each subsidiary having a goodwill balance.

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1998.

REVENUE RECOGNITION

     Sales from product sales are recorded upon shipment of the product. Provisions are recorded for estimated warranty repairs, returns and bad debts at the time the products are shipped.

STOCK-BASED COMPENSATION

     The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and has provided in Note 7 the pro forma disclosures of the effect on net income (loss) and earnings (loss) per common share as if the fair value-based method had been applied in measuring compensation expense.

USE OF ESTIMATES

     The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. While all available information has been considered, actual amounts could differ from those reported.

COMPREHENSIVE INCOME

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This standard is effective for the Company's 1998 fiscal year. The adoption of SFAS 130 had no impact on the Company's 1998 consolidated results of operations, financial position or cash flows.

SEGMENT DATA

     During 1998, the Company adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The adoption of SFAS 131 did not affect results of operations or the financial position of PubliCARD but did affect the disclosure of segment information (See Note 9).

EARNINGS (LOSS) PER COMMON SHARE

     During 1997, the Company adopted SFAS No. 128 Earnings Per Share. Basic net income (loss) per common share is based on net income divided by the weighted average number of common shares outstanding during each year (13,716,243 in 1998, 14,057,396 in 1997 and 15,294,504 in 1996). Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options and warrants at the later of the beginning of the year or date of issuance. Diluted net income (loss) per share was not computed for 1998, 1997 and 1996 as the effect of stock options and warrants were antidilutive.

FINANCIAL INSTRUMENTS

     The carrying amount of financial instruments including cash and short-term investments, accounts receivable and accounts payable approximated fair value as of December 31, 1998, because of the relatively

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

short maturity of these instruments. The Company maintains all of its cash and short-term investments with high-credit quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited because the Company's customer base consists primarily of numerous large, well known corporations with no history of bad debts.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use, including the requirement to capitalize specific costs and amortization of such costs. The Company does not believe that the adoption of SOP 98-1 will have a material impact on its results of operations or financial position.

     In June 1998, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement is not expected to affect the Company as the Company currently does not have derivative instruments or hedging activities.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 1998 presentation.

NOTE 2 -- ACQUISITIONS

     In February 1998, the Company purchased, through a joint venture arrangement in Greenwald Intellicard, the assets and intellectual property of Intellicard Systems, Ltd. Greenwald Intellicard develops, manufactures and markets smart card systems for the commercial laundry and other industries. The initial cash investment in Greenwald Intellicard, all of which was provided by the Company, was $314,000. The Company has two fixed price options aggregating $400,000 plus 33,000 shares of common stock to increase its ownership to 100%. The Company exercised the first option on February 17, 1999 thereby increasing its ownership interest to 65% and intends on exercising the second option which is exercisable beginning February 1, 2000. Since the Company has funded all of Greenwald Intellicard's operations and losses, it intends to exercise the purchase options, its venture partner has limited financial resources and it has significant managerial and financial influence, the operations of Greenwald Intellicard have been consolidated with the Company's since inception of the joint venture.

     On November 24, 1998, the Company acquired 100% of the common stock of Tritheim, a Florida company that designs, develops, and sells technologies used in smart card and other token-based network security, conditional access systems and secure electronic commerce over the Internet. The aggregate purchase price was approximately $10,150,000 and included the issuance of 1,495,037 shares of common stock and options to purchase a total of 333,270 shares of common stock at an exercise price of $2.00 per share. The

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

amount and components of the estimated purchase price along with the preliminary allocation of the estimated purchase price are as follows (in thousands):

Purchase price:
Value of common stock and stock options.....................  $ 9,743
Acquisition expenses........................................      407
                                                              -------
                                                              $10,150
                                                              =======
Allocation of purchase price:
Net liabilities of Tritheim.................................  $  (713)
In-process research and development.........................    2,800
Goodwill....................................................    8,063
                                                              -------
                                                              $10,150
                                                              =======

     The assets and liabilities of Tritheim were recorded at their fair values as of the acquisition date. The aggregate fair value of Tritheim's research and development efforts that had not reached technological feasibility and had no alternative future uses was determined by appraisal to be $2,800,000, and was expensed at the date of the acquisition. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and is amortized using the straight-line method over its estimated life of five years.

     The acquisition has been accounted for as a purchase and, accordingly, Tritheim's results are included in the consolidated financial statements of the Company since the date of acquisition. The following summarized unaudited pro forma financial information assumes that the acquisition had occurred as of January 1 of each period (in thousands except per share data):

                                                            1998       1997
                                                           -------    -------
Net sales................................................  $16,739    $17,100
Net loss from continuing operations......................   (5,236)    (3,857)
Net loss per share from continuing operations............     (.35)      (.25)

     The summarized pro forma information omits the non-recurring charge for acquired in-process research and development. The pro forma information is not necessarily indicative of the results that would have been reported had such event actually occurred on the dates specified, nor is it intended to project the Company's results of operations or financial position for any future period or date.

     The Company is required to register 241,266 shares of Company common stock issued as the merger consideration under a shelf registration statement under the Securities Act of 1933. In the event that the shelf registration statement is not effective by May 24, 1999, the holders of these shares are entitled, for a specified period of time, to cause the Company to repurchase their shares for a cash purchase price equal to the fair market value of the shares on the date of repurchase. As such, these shares have been reflected in the accompanying consolidated balance sheet under the caption "Redeemable shares". Subsequent adjustments to the value of the redemption obligation will be charged or credited to additional paid-in capital.

     On February 11, 1999, the Company acquired 100% of the common stock of Amazing! Controls, Inc., a California company that provides smart card solutions and smart cards for the Internet, electronic commerce, loyalty programs, access control, finance and telecom. The aggregate purchase price was approximately $5,700,000 and included the issuance of 350,000 shares of common stock and options to purchase a total of 457,503 shares of common stock. On February 22, 1999, the Company also acquired 100% of the common stock of Greystone Peripherals, Inc., a California company that designs, manufactures and markets PC Card

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(PCMCIA) products, digital camera flash film readers and hard disk duplicators. The aggregate purchase price was approximately $9,000,000 and included the issuance of 746,401 shares of common stock and options to purchase a total of 132,388 shares of common stock. The acquisitions will be accounted for as purchases. Accordingly, the assets and liabilities will be recorded at their fair values as of the acquisition dates. The fair value of research and development efforts that had not reached technological feasibility and had no alternative future uses will be allocated to in-process research and development and expensed at the date of the acquisition. The balance of the purchase price will be recorded as goodwill. The Company is currently in the process of preparing the purchase price allocation and determining the useful lives of the assets acquired.

NOTE 3 -- DEBT

     Debt at December 31, 1998 and 1997, consisted solely of a note payable entered in December 1995 in connection with the purchase of a building and land in Chester, Connecticut. The note amortizes on a 120 month straight-line basis, is secured by the building and land and bears a 9% interest rate. The annual maturities are $147,000 in 1999, $160,000 in 2000, $176,000 in 2001, $192,000 in
2002 and $210,000 in 2003.

     In December 1986, the Company issued $30 million of 13% Subordinated Notes due December 1996. In April 1996, the Company redeemed all of its remaining 13% Subordinated Notes. The redemption price was equal to the principal amount of $7,500,000, plus accrued interest to the redemption date.

NOTE 4 -- SHAREHOLDERS' EQUITY

     In November 1998, the Company completed the issuance of 2,059,000 shares of common stock through a private placement. The shares were sold at $5.00 per share for net proceeds of $10,285,000.

     The Company has 1,000,000 shares of authorized and unissued Class A Preferred Stock, without par value. On August 9, 1988, the Company declared a dividend of one Right for each outstanding share of its common stock. Each Right entitles the holder to purchase one one-hundredth of a share of a new series of Class A Preferred Stock at an exercise price of $7.50, subject to adjustment to prevent dilution. The Rights become exercisable 10 days after a person or group acquires 20% or more of the Company's common stock or announces a tender or exchange offer for 30% or more of the Company's common stock. If, after the Rights become exercisable, the Company is party to a merger or similar business combination transaction, each Right not held by a party to such transaction may be used to purchase common stock having a market value of two times the exercise price. The Rights, which have no voting power, may be redeemed by the Company at $.01 per Right. In July 1998, the Company's Board of Directors approved the extension of the rights plan to August 8, 2008.

     In August 1996, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock and, in 1997, increased the Company's share repurchase authorization to 3,300,000 shares. In April, 1998, the Company announced the conclusion of the common stock buy-back program. The Company repurchased 3,094,100 shares of common stock under the buy-back program for an aggregate cost of $4,270,000.

     In March 1998, the Company initiated an odd-lot buy-back offer allowing holders of less than 100 shares a convenient method of selling their shares of the Company's common stock. A total of 7,990 shares were tendered under the offer which expired on April 3, 1998.

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5 -- INCOME TAXES

     As of December 31, 1998, approximately $77,000,000 of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 1999 through 2018, were available to offset future taxable income. The carryforwards expire as follows (in thousands):

YEAR
----
1999.......................................................  $ 6,000
2000.......................................................   12,000
2001.......................................................    9,000
2002.......................................................   25,000
2005.......................................................    7,000
2006 - 2018................................................   18,000
                                                             -------
                                                             $77,000
                                                             =======

     Due to the "change of ownership" provisions of the Internal Revenue Code of 1986, the availability of net operating loss carryforwards to offset federal taxable income in future periods could be subject to an annual limitation if a change in ownership for income tax purposes occurs. If such change in ownership were to occur, management estimates that the Company would not be able to use a substantial amount of the available net operating loss carryforwards to reduce its income tax liability. Furthermore, the extent of the actual future use of the net operating loss carryforwards is subject to inherent uncertainty, because it depends on the amount of otherwise taxable income the Company may earn. No assurance can be given that the Company will have sufficient taxable income in future years to use the net operating losses before they would otherwise expire.

     As a result of a corporate revaluation during 1984, tax benefits resulting from the utilization in subsequent years of net operating loss carryforwards existing as of the date of the corporate revaluation were excluded from the results of operations and directly credited to additional paid-in capital when realized. As of December 31, 1998, none of the tax loss carryforward predated the corporate revaluation. Approximately $16,000,000 of the Company's U.S. tax loss carryforwards were utilized in 1996.

     No income tax provision or benefit was recognized in 1998 and 1997 because the tax benefit associated with the Company's operating losses were offset in full by an increase in the valuation allowance. In 1997, the Company reversed $609,000 of tax reserves provided in 1996 relating to the sales of certain subsidiaries. The consolidated provision for income taxes for the year ended December 31, 1996, consisted of the following (in thousands):

Current provision
  Federal...................................................  $  358
  State.....................................................   2,433
                                                              ------
                                                               2,791
                                                              ------
Deferred provision
  Federal...................................................    (623)
  State.....................................................    (117)
  Change in valuation allowance.............................     740
                                                              ------
                                                                  --
                                                              ------
Charge in lieu of income taxes..............................   5,169
                                                              ------
Total consolidated income tax provision.....................  $7,960
                                                              ======

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The difference between the federal statutory tax rate and the effective tax rate for 1996 was as follows:

Federal statutory tax rate..................................  35.0%
State taxes, net of federal benefit.........................   5.8
Other, net..................................................   1.2
                                                              ----
Actual tax rate.............................................  42.0%
                                                              ====

     The significant temporary differences which gave rise to the deferred tax provision were as follows (in thousands):

Discontinued operations reserves............................  $(893)
Pension expense.............................................    236
Other, net..................................................    (83)
                                                              -----
                                                              $(740)
                                                              =====

     The components of net deferred taxes are as follows:

                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)
Net operating loss carryforward........................  $ 26,832    $ 27,749
Pension expense........................................     1,737       1,845
Discontinued operations reserves.......................       287         178
Depreciation...........................................       203         175
Other, net.............................................       174         144
                                                         --------    --------
                                                           29,233      30,091
Less valuation allowance...............................   (29,233)    (30,091)
                                                         --------    --------
Net deferred taxes.....................................  $     --    $     --
                                                         ========    ========

NOTE 6 -- EMPLOYEE BENEFITS

     The Company and its subsidiaries maintain a 401(k) plan for substantially all of the Company's employees. The assets of the Company's 401(k) plan are held by an outside fund manager and are invested in accordance with the instructions of the individual plan participants. The Company's 401(k) contributions totaled $197,000, $190,000 and $156,000 in 1998, 1997 and 1996, respectively.

     The Company sponsors a defined benefit pension plan which was frozen in 1993. The assets of the defined benefit pension plan are managed by an outside trustee and invested primarily in a short duration bond fund. Consolidated pension expense includes amounts related to discontinued product lines and related plant

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

closings in prior years totaling $846,000, $768,000 and $769,000 in 1998, 1997 and 1996, respectively. Information regarding the defined benefit pension plan is as follows:

                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Change in benefit obligation:
Benefit obligation at beginning of year.....................  $10,775    $11,230
  Interest cost.............................................      749        766
  Benefit payments..........................................   (1,164)    (1,190)
  Actuarial (gain) or loss..................................      541        (31)
                                                              -------    -------
Benefit obligation at end of year...........................   10,901     10,775
                                                              -------    -------
Change in plan assets:
Fair value of plan assets at beginning of year..............    4,253      4,247
  Actual return on plan assets..............................      762        252
  Employer contributions....................................    1,032        944
  Benefit payments..........................................   (1,164)    (1,190)
                                                              -------    -------
Fair value of plan assets at end of year....................    4,883      4,253
Funded status...............................................   (6,018)    (6,522)
Unrecognized transition obligation..........................    1,469      1,775
Unrecognized net gains......................................     (414)      (524)
                                                              -------    -------
                                                              $(4,963)   $(5,271)
                                                              =======    =======
Amounts recognized in statement of financial position
  consist of:
Accrued benefit liability...................................  $(6,018)   $(6,522)
Intangible asset............................................    1,055      1,251
                                                              -------    -------
Net amount recognized.......................................  $(4,963)   $(5,271)
                                                              =======    =======

     A discount rate of 6.75% and 7.25% were used as of December 31, 1998 and 1997, respectively. The expected return on plan assets was 8%.

     The components of the net periodic pension cost were as follows:

                                                            1998     1997      1996
                                                            -----    -----    ------
                                                                 (IN THOUSANDS)
Interest cost.............................................  $ 749    $ 766    $1,228
Expected return on plan assets............................   (331)    (327)     (759)
Amortization of transition obligation.....................    306      306       290
                                                            -----    -----    ------
Net periodic pension cost.................................  $ 724    $ 745    $  759
                                                            =====    =====    ======

     As of December 31, 1998, the accrued pension liability was $6,018,000, of which $1,032,000 was included in accrued liabilities and $4,986,000 was included in other noncurrent liabilities. As of December 31, 1997, the accrued pension liability was $6,522,000, of which $1,032,000 was included in accrued liabilities and $5,490,000 was included in other noncurrent liabilities. Accrued liabilities also included accrued payroll and other employment related accruals of approximately $1,173,000 and $1,003,000 as of December 31, 1998 and 1997, respectively.

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- STOCK OPTIONS AND WARRANTS

     At December 31, 1998, the Company has several fixed stock option plans, which are described below. The Company applies APB Opinion 25 Accounting for Stock Issued to Employees and related interpretations in accounting for its plans. The exercise price of each option granted was equal to the market price of the Company's common stock on the date of grant. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost been determined based on the fair value at the grant dates for awards under the fixed option plans consistent with the method of FASB Statement 123 Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           1998          1997          1996
                                                        ----------    ----------    ----------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
Net income (loss)
  As reported.........................................   $(6,075)      $(1,079)      $10,995
  Pro forma...........................................   $(6,684)      $(1,253)      $10,470
Earnings per share
  As reported.........................................   $  (.44)      $  (.08)      $   .72
  Pro forma...........................................   $  (.49)      $  (.09)      $   .68

     For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used to estimate the value of the options included in the pro forma amounts, and the weighted average estimated fair value of an option granted are as follows:

                                                              1998     1997     1996
                                                              -----    -----    -----
Expected option term (years)................................      5        5        5
Expected volatility.........................................   52.7%    53.7%    64.3%
Risk-free interest rate.....................................    4.9%     6.0%     6.0%
Weighted average fair value per option......................  $1.08    $ .70    $1.21

     Under the stock option plans for directors, officers and key employees adopted by shareholders of the Company, the Company may grant stock options, restricted stock options, stock appreciation rights, performance awards and other stock-based awards equivalent to up to 4,300,000 shares of common stock. The plans are administered by the Board of Directors of the Company. Subject to the express provisions of the plans, the Board has full and final authority to determine the terms of options granted to key employees under the plans including (a) the purchase price of the shares covered by each option, (b) whether any payment will be required upon grant of the option, (c) the individuals to whom, and the time at which, options shall be granted, (d) the number of shares to be subject to each option, (e) when an option can be exercised and whether in whole or in installments, (f) whether the options are immediately transferable, (g) whether the exercisability of the options is subject to risk of forfeiture or other condition and (h) whether the stock issued upon exercise of an option is subject to repurchase by the Company, and the terms of such repurchase. The term of the options granted during 1998, 1997 and 1996 was five years from the date of grant and such options were immediately exercisable. The exercise price of each option granted was equal to the market price of the Company's common stock on the date of grant.

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the Company's fixed stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years then ending is presented below:

                                        1998                     1997                     1996
                                ---------------------    ---------------------    ---------------------
                                             AVERAGE                  AVERAGE                  AVERAGE
                                             EXERCISE                 EXERCISE                 EXERCISE
                                 SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                ---------    --------    ---------    --------    ---------    --------
Balance at January 1..........  2,130,500     $1.65      1,938,500     $1.69      2,068,500     $1.45
  Granted.....................    565,000      2.10        250,000      1.31        525,000      1.85
Exercised.....................   (433,000)     1.50        (27,000)     1.15       (592,000)     1.09
  Canceled....................    (30,000)     1.50        (31,000)     1.58        (63,000)      .89
                                ---------                ---------                ---------
Balance at December 31........  2,232,500      1.80      2,130,500      1.65      1,938,500      1.69
                                =========                =========                =========

     All of the options outstanding granted under the fixed stock option plans are immediately exercisable when granted. The exercise price of stock options outstanding at December 31, 1998 ranges from $1.31 to $5.69 and the weighted average contractual life is approximately 2.6 years.

     In April 1985, the Company issued 1.6 million shares of common stock at $2.50 per share in a private placement. Under the terms of this agreement, the agent for the purchasers received options to buy 400,000 shares of the Company's common stock at a price of $2.50 per share for five years, which period was subsequently extended by ten years. These options are held by two members of the Company's Board of Directors. In January 1996, the Company issued options to two members of the Company's Board of Directors to buy 200,000 shares of the Company's common stock at a price of $2.50 per share for five years. None of these options have been exercised as of December 31, 1998.

     In 1998, a consultant received options to purchase 25,000 shares of common stock at an exercise price of $7.75 per share. These options are immediately exercisable. The Company also granted in 1998 to another consultant options to purchase 25,000 shares of common stock at an exercise price of $8.25 per share and a stock award of 10,000 shares of common stock. The options and stock award vest over a two year period. The fair value of the awards to the two consultants at the date of grant was $251,000. The expense for these awards will be charged to earnings over the vesting period, if any, and amounted to $145,000 in 1998.

     In connection with the acquisition of Tritheim, the Company granted options to purchase 333,270 shares of common stock to the employees of Tritheim. These options have an exercise price of $2.00 per share, vest through November 24, 2001 and expire on November 24, 2006. The fair value of the stock options granted in the Tritheim acquisition was included in the purchase price.

     In December 1986, the Company issued $30 million of 13% Subordinated Notes together with detachable warrants ("Warrants") to purchase 3,600,000 shares of the Company's common stock for five years, which period was subsequently extended by five years. In addition, the Company issued 1,200,000 Underwriter's Warrants to purchase the Company's common stock for five years, which period was subsequently extended by five years. Each Warrant and Underwriter Warrant entitles its holder to purchase 1.024 shares of common stock for $1.95 per share (subject to adjustment in certain circumstances). Unexercised warrants were to expire on December 15, 1996 (December 17, 1996, in the case of the Underwriter's Warrants).

     On November 8, 1996, the Company's Board of Directors, acting upon the recommendation of a special committee of disinterested directors, determined it would be in the Company's best interests to modify the Warrants and Underwriter's Warrants owned by any holder who exercises, at the current exercise price of $1.95 per share of common stock, 25% of the warrants owned on December 15, 1996 (December 17, 1996, in the case of the Underwriter's Warrants). Shareholders of the Company subsequently approved the modifica-

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

tion on July 2, 1997 ("the Approval Date"). As of July 2, 1997, a total of 2,257,050 warrants were outstanding entitling the warrant holders to purchase an aggregate of 2,311,220 shares of common stock.

     The modification resulted in the following changes to the holder's unexercised Warrants and Underwriter's Warrants (i.e., the 75% balance of the warrants owned on December 15, 1996 or December 17, 1996, as the case may be) (the "Remaining Modified Warrants"):

          (a) Five-Year Extension The expiration date of the holder's Remaining Modified Warrants was extended to July 2, 2002.

          (b) Increased Exercise Price The exercise price of the holder's Remaining Modified Warrants was increased from $1.95 per share to (i) $2.00 per share, during the year ending on the first anniversary of the Approval Date, (ii) $2.10 per share, during the year ending on the second anniversary of the Approval Date, (iii) $2.20 per share, during the year ending on the third anniversary of the Approval Date, (iv) $2.30 per share, during the year ending on the fourth anniversary of the Approval Date, and
     (v) $2.40 per share, during the year ending on the fifth anniversary of the Approval Date.

     In September 1997, a total of 486,912 shares of common stock were issued pursuant to the exercise of 475,500 warrants. The net proceeds received amounted to $927,000. As of December 31, 1998, there are 1,426,500 Remaining Modified Warrants. Members of the Company's Board of Directors hold 1,417,500 of the Remaining Modified Warrants. A non-cash charge to income of $768,000 was recorded in 1997 based on the fair value of the Remaining Modified Warrants. In January 1999, pursuant to the terms of the Warrant and Underwriter Warrant agreements, the number of shares of common stock purchasable upon the exercise of each warrant increased to 1.037 and the exercise price per share decreased to $2.07.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

     The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next seven years. Certain of these operating leases provide the Company with the option, after the initial lease term, to either purchase the property or renew the lease. Total rent expense for all operating leases amounted to approximately $328,000 in 1998, $283,000 in 1997, and $416,000 in 1996.

     Minimum payments for operating leases having initial or remaining noncancellable terms in excess of one year are as follows (in thousands):

YEAR
----
1999........................................................  $  318
2000........................................................     297
2001........................................................     268
2002........................................................     253
2003........................................................     242
Remainder...................................................     121
                                                              ------
Total minimum lease payments................................  $1,499
                                                              ======

     The Company and Balfour Investors Inc. ("Balfour"), are parties to a License Agreement, dated as of October 26, 1994, with respect to a portion of the office space leased by the Company in New York City. The Chairman and Vice Chairman of the Company's Board of Directors are the only shareholders of Balfour. The term of the License Agreement commenced on January 1, 1995 and will expire on June 30, 2004, unless sooner terminated pursuant to law or the terms of the License Agreement. The License Agreement provides for Balfour to pay the Company an amount equal to 40% of the rent paid by the Company under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. In

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

addition, Balfour has agreed to reimburse the Company for 40% of the cost of insurance which the Company is obligated to maintain under the terms of its lease with respect to the premises. In November of 1998, Balfour's share of rent and other costs was reduced to 20% due to an increase in the space utilized by the Company. The base rent payable by Balfour under the License Agreement is $3,745 per month through September 30, 1999 and $4,030 per month thereafter.

     In April 1996, a Consent Decree among the Company, the United States Environmental Protection Agency and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14,350,000 plus interest to the United States and Commonwealth of Pennsylvania. Through December 31, 1998, the Company has made principal payments aggregating $10,992,000. Further payments totaling $3,358,000 plus interest will be made to the United States and Commonwealth of Pennsylvania over the next four years. The annual principal payments are $846,000 in 1999, $946,000 in 2000, $783,000 in 2001 and $783,000 in 2002.

     The Company's coin products segment relies on a limited number of suppliers of several key components utilized in the assembly of its products. For example, mechanical coin chutes using the Company's patented designs and proprietary tooling are purchased exclusively from one supplier in Taiwan. Reliance on sole source suppliers involves several risks including a potential inability to obtain an adequate supply of required components, price increases, late deliveries and poor component quality. Although to date the Company has been able to source requirements of such components, there is no assurance that the Company will be able to obtain the full requirements of such components in the future, that prices of such components will not increase and that problems with respect to quality and timely delivery will not occur. Disruption or termination of the supply of these components could delay product shipments, have a material adverse effect on the business and operations and damage relationships with customers and the Company's reputation.

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

NOTE 9 -- BUSINESS SEGMENT INFORMATION

     The Company manages its business segments based on the nature of products sold. The Company's reportable segments are comprised of coin products and technology products. Each operating segment provides products as further described in Note 1. The accounting policies of the various segments are the same as those described in Note 1. The Company evaluates the performance of its segments based on segment operating income. Operating income for each segment includes sales and marketing expenses, product development expenses and non-corporate general and administrative expenses. Costs excluded from segment operating income primarily consists of corporate expenses, including income taxes, as well as certain non-recurring charges such as purchased in-process research and development. Corporate expenses are comprised principally of general and administrative expenses and marketing expenses which are separately managed. Segment assets exclude corporate assets. Corporate assets include cash and short-term investments and net assets of discontinued operations.

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Segment information is as follows (in thousands):

                                                               1998       1997       1996
                                                              -------    -------    -------
Net sales to unaffiliated customers:
  Coin products.............................................  $15,372    $17,039    $15,486
  Technology products.......................................    1,147         --         --
                                                              -------    -------    -------
                                                              $16,519    $17,039    $15,486
                                                              =======    =======    =======
Income (loss) from operations:(1)
  Coin products(2)..........................................  $ 2,920    $ 3,090    $  (286)
  Technology products.......................................     (814)        --         --
  Corporate and other(3)....................................   (6,538)    (4,338)    (4,866)
                                                              -------    -------    -------
                                                              $(4,432)   $(1,248)   $(5,152)
                                                              =======    =======    =======
Identifiable Assets:
  Coin products.............................................  $ 9,601    $ 9,614    $ 8,823
  Technology products.......................................    8,918         --         --
  Corporate and other.......................................   21,410     16,315     22,100
                                                              -------    -------    -------
                                                              $39,929    $25,929    $30,923
                                                              =======    =======    =======
Depreciation and Amortization Expense:
  Coin products.............................................  $   329    $   432    $   350
  Technology products.......................................      197         --         --
  Corporate and other.......................................      228         80        189
                                                              -------    -------    -------
                                                              $   754    $   512    $   539
                                                              =======    =======    =======
Capital Expenditures:
  Coin products.............................................  $   180    $   312    $ 1,109
  Technology products.......................................       50         --         --
  Corporate and other.......................................       88         19         38
                                                              -------    -------    -------
                                                              $   318    $   331    $ 1,147
                                                              =======    =======    =======

---------------
(1) Before interest income, interest expense and items of a nonoperating nature.

(2) The 1996 loss from operations for the coin products segment includes a special charge of $1,596,000 associated with Greenwald Industries' plant relocation.

(3) The 1998 loss from operations for Corporate and other includes a charge of $2,800,000 to expense in-process research and development associated with the Tritheim acquisition. The 1997 loss from operations includes a non-cash charge of $768,000 related to the modification and extension of certain common stock purchase warrants.

     For 1998, 1997 and 1996 the Company had export sales of approximately $1,435,000, $1,003,000 and $805,000, respectively. The majority of such sales were to Canada. One customer of the Company's coin products segment accounted for 13%, 14% and 13% of consolidated revenues during 1998, 1997 and 1996, respectively.

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- DISCONTINUED OPERATIONS

     In March 1999, the Company's Board of Directors adopted a plan to dispose of its engineering services subsidiary, Orr-Schelen-Mayeron & Associates ("OSM"). No significant gain or loss is expected on the disposition. In 1996, the Company completed the sale of substantially all of the assets of Masterview Window Company, Inc. ("Masterview"), Fenwal Electronics, Inc. ("Fenwal") and Bright Star Industries Incorporated ("Bright Star"). The aggregate sales price for the dispositions was $47,771,000. A portion of the sales prices were held in escrow to cover potential purchase price adjustments, indemnity claims and certain environmental remediation activities. During 1997 and 1998, an additional $1,519,000 in cash was received principally relating to the finalization of the Masterview purchase price adjustment.

     OSM, Masterview, Fenwal and Bright Star have been reflected as discontinued operations in the accompanying financial statements. Net sales of discontinued operations for the years ended December 31, 1998, 1997 and 1996 were $8,888,000, $9,095,000 and $36,362,000 respectively. The aggregate pre-tax gain on sale of discontinued operations recorded in 1996 of $22,042,000 was offset by a provision for income taxes of $9,259,000, of which $6,468,000 was credited directly to paid-in-capital due to the utilization of pre-corporate reorganization tax loss carryforwards. The pre-tax income from discontinued operations in 1996 of $2,970,000 was offset by a provision for income taxes of $1,245,000 which was also credited directly to paid-in-capital (see Note 5).

NOTE 11 -- RELOCATION CHARGE AND OTHER EXPENSES

     During the fourth quarter of 1995, the Company decided to move Greenwald Industries' operations from a leased facility in Brooklyn, New York to a newly acquired facility in Chester, Connecticut. A special charge of $1,596,000 was recorded in 1996 which included $627,000 in severance costs associated with 110 terminated employees, $246,000 for lease termination costs and $723,000 for costs related to plant and employee relocation, recruiting and training new personnel and for temporary living allowances. The move was completed by April 30, 1996.

     In April 1998, the Company executed a letter of intent to purchase substantially all of the assets of a group of five businesses from Katy Industries, Inc. On August 5, 1998, the Company announced that the letter of intent terminated due to the inability of the parties to reach agreement on certain aspects of the transaction. Included in "Other (expense) income" is a charge of $954,000 relating to legal, environmental and financing related fees.

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Changes in operating assets and liabilities are net of acquisitions of businesses and consisted of the following:

                                                         1998       1997       1996
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Restricted cash.......................................  $    --    $    --    $ 4,500
Trade receivables.....................................      207       (563)       270
Inventories...........................................     (268)        45        381
Other current assets..................................      126        (34)        79
Other assets..........................................      151        209        123
Trade accounts payable................................      482       (586)    (1,865)
Accrued liabilities...................................      152       (442)    (8,097)
Other non-current liabilities.........................   (1,387)    (1,053)    (1,025)
                                                        -------    -------    -------
                                                        $  (537)   $(2,424)   $(5,634)
                                                        =======    =======    =======

     Acquisition of businesses in the consolidated statement of cash flows is net of cash acquired and includes debt assumed and immediately repaid in acquisitions. Cash paid for interest during 1998, 1997 and 1996 was $340,000, $402,000, and $623,000, respectively. Cash paid for income taxes during 1996 was $1,912,000. No income taxes were paid in 1998 and 1997. Noncash investing activities include the acquisition of Tritheim for shares of common stock and options valued at $9,743,000 described in Note 2.

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To PubliCARD, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of PubliCARD, Inc. and subsidiary companies included in this Form 10-K and have issued our report thereon dated March 26, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/  ARTHUR ANDERSEN LLP

Stamford, Connecticut
March 26, 1999

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                          ADDITIONS
                                                    ---------------------
                                                    CHARGED TO
                                         BALANCE    COSTS AND                                 BALANCE
                                        JANUARY 1    EXPENSES    OTHER(1)   DEDUCTIONS(2)   DECEMBER 31
                                        ---------   ----------   --------   -------------   -----------
                                                           (IN THOUSAND OF DOLLARS)
Year ended December 31, 1998:
  Allowance for doubtful accounts.....      36          --           39           (1)            74
  Reserve for discontinued
     operations.......................     921          --           31         (158)           794
Year ended December 31, 1997:
  Allowance for doubtful accounts.....      36           4           --           (4)            36
  Reserve for discontinued
     operations.......................     142          --        1,488         (709)           921
Year ended December 31, 1996:
  Allowance for doubtful accounts.....      34          11           --           (9)            36
  Reserve for discontinued
     operations.......................      --         142           --           --            142

---------------
(1) Other changes for the reserve for discontinued operations represents the receipt of cash principally relating to the finalization of certain disposition price adjustments. Other changes for the allowance for doubtful accounts represents reserves established against receivables of certain acquired businesses at the date of acquisition.

(2) Represents write-offs of receivables and charges/payments against discontinued operations reserve balances.