Form 10-K/A
period 1998-12-31
PUBLICARD INC
filed 1999-04-30
CIK 81050

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

 Commission file number 0-29794

                         PUBLICARD, INC.
      (Exact name of registrant as specified in its charter)

      Pennsylvania                          23-0991870
 (State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)         Identification No.)


  One Post Road, Fairfield, Connecticut               06430
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

As of March 25, 1999, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately
$150,000,000.

Number of shares of Common Stock outstanding as of March 25, 1999:
18,253,303


Documents Incorporated By Reference: None

                          PART III

Items 10, 11, 12 and 13 are hereby amended in their entirety as follows:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The Company currently has seven directors, all of whom were elected at the Annual Meeting of Shareholders held on June 14, 1998, except Mr. Hatim Y. Tyabji who was elected to the Board of Directors on March 15, 1999. All directors serve until the next election of directors or until their successors have been elected and have qualified. All of the persons named in the enclosed proxy are currently directors of the Company.

 Set forth below as to each director nominated for reelection as a director of the Company is information regarding age (as of April 15, 1999), position with the Company, principal occupation, business experi-ence, period of service as a director of the Company and directorships currently held.

 HARRY I. FREUND: Age 59; Director of the Company since April 12, 1985. Chairman of the Board of Directors since December 1985 and Chairman since October 1998. Since 1975, Mr. Freund has been Chairman of
Balfour Investors Inc. ("Balfour"), a merchant banking firm that had previously been engaged in a general brokerage business.

 JAY S. GOLDSMITH: Age 55; Director of the Company since April 12, 1985. Vice Chairman of the Board of Directors since December 1985 and Vice Chairman since October 1998. Since 1975, Mr. Goldsmith has been
President of Balfour.

 CLIFFORD B. COHN: Age 47; Director of the Company since July 31, 1980. Vice President of Government Affairs of the Company from April 1, 1982 to November 20, 1984. Since 1977, Mr. Cohn has been engaged in the private practice of law in Philadelphia, Pennsylvania. Mr. Cohn is a director of Leslie Fay Company Inc.

 DAVID L. HERMAN: Age 85; Director of the Company since April 12, 1985. Mr. Herman was President and Chief Executive Officer of the Company from March 31, 1986 until March 8, 1995. Prior to 1986, Mr. Herman was an independent consultant advising clients on the reorganization of busi-nesses and potential acquisitions. Prior thereto, Mr. Herman was the sole owner of Darman Tool and Manufacturing Company, a private company engaged in the manufacture of appliances and photocopying machines.
Mr. Herman is a director of Equitable Bag Co., Inc.

 L. G. SCHAFRAN: Age 60; Director of the Company since December 3, 1986. Mr. Schafran is the Managing General Partner of L. G. Schafran & Associ ates, a real estate investment and development firm established in 1984. For more than five years prior thereto, Mr. Schafran was a senior officer of Victor Palmieri-Company, Inc., specializing in the acquisition, management and disposition of distressed properties. He was Chairman of the Executive Committee of Dart Group Corporation (and its publicly traded subsidiaries) from 1994 to October 1997 and a director of Dart (and its publicly traded subsidiaries) from 1993 to October
1997. Mr. Schafran is a director of COMSAT Corporation, Discovery Zone, Inc., Equitable Bag Co., Inc., Kasper A.S.L., LTD., Tarragon Realty Advisors, Inc. and Chairman of the Board of Delta-Omega Technologies, Inc.

 HATIM A. TYABJI: Age 54; Was elected to PubliCARD's Board of Directors on March 15, 1999. Since September, 1998, Mr. Tyabji has been the Chairman and Chief Executive Officer of Saraide.com, which provides mobile data services for the Internet and wireless communications industry. Mr. Tyabji was the Chief Executive Officer and President of VeriFone, Inc. from September 1986 until March 1998. Mr. Tyabji is a director of Deluxe Corporation, Best Buy, Bank of American Merchant Services, Novatel Wireless and Ariba Technologies.

 JAMES J. WEIS: Age 50; President, Chief Executive Officer and Director of the Company since March 8, 1995. Mr. Weis joined the Company in September 1984 as Assistant to the President and was elected Vice President in November 1984, Chief Financial Officer and Secretary in April 1986, Executive Vice President - Finance in August 1989 and President, Chief Executive Officer and Director in March 1995.

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

 The following tables set forth information concerning the cash compen sation, stock options and retirement benefits provided to the Company's executive officers. The notes to these tables provide more specific information concerning compensation.

                  Summary Compensation Table

                                                  Long-term
Name and                                         Compensation
Principal                   Annual Compensation   Options/     All Other
Position             Year    Salary    Bonus(1)    SAR's(#)(2) Compensation

Harry I.Freund(3)    1998   $325,000   $   -           -      $15,000(4)
  Chairman           1997    325,000       -      91,912       15,000(4)
                     1996    325,000       -     125,000       15,000(4)


Jay S. Goldsmith(3)  1998    325,000       -           -       22,966(4)
  Vice Chairman      1997    325,000       -      91,912       17,000(4)
                     1996    325,000       -     125,000       17,000(4)


James J. Weis        1998    325,000    250,000  140,000        7,604(5)
  President, Chief   1997    325,000    162,500        -        7,958(5)
  Executive Officer  1996    325,000    200,000  100,000        8,146(5)
  and Director


Antonio L. DeLise    1998    183,611    100,000   75,000        5,861(6)
  Vice President,    1997    163,700     67,000        -        6,036(6)
  Chief Financial    1996    149,561     85,000   50,000        6,727(6)
  Officer and
  Secretary


(1)  Reflects bonus earned during the fiscal year.  In some instances all or a portion of the bonus was paid during the next fiscal year.
(2)  Options to acquire shares of Common Stock.
(3) On November 1, 1998, Messrs. Freund and Goldsmith were appointed executive officers of the Company with the titles of Chairman and
     Vice Chairman, respectively.   Prior to such time, Messrs. Freund
     and Goldsmith were directors of the Company with the titles of Chairman of the Board and Vice Chairman of the Board, respectively; titles and positions which they still hold in addition to their
     positions as executive officers of the Company.   For the period
     prior to November 1, 1998, Messrs. Freund and Goldsmith received compensation from the Company solely in their capacities as directors of the Company. As Chairman of the Board and Vice Chairman of the Board, pursuant to informal arrangements with the Company, Messrs. Freund and Goldsmith each received annual compensation at the rate of $325,000 per year. Commencing November 1, 1998, Messrs. Freund and Goldsmith have received compensation from the Company at the same rate in their capacities as executive officers.

(4) Represents life insurance premiums paid on behalf of Mr. Freund and Mr.Goldsmith for 1998, 1997 and 1996.
(5) Consists of $4,800, $4,750 and $4,750 in contributions to the Company's 401(k) plan for 1998, 1997 and 1996, respectively, and $2,804, $3,208 and $3,396 for term life and disability insurance premiums paid on behalf of Mr. Weis for 1998, 1997 and 1996, respectively.
(6) Consists of $4,800, $4,750 and $4,750 in contributions to the Company's 401(k) plan for 1998, 1997 and 1996, respectively, and $1,061, $1,286 and $1,977 for term life and disability insurance payments paid on behalf of Mr. DeLise for 1998, 1997 and 1996, respectively.

                     Stock Options Granted During 1998
                                            Potential Realizable
                                           Value at Assumed Annual
          Individual Grants                   Rates of Stock Price
                  % of Options             Appreciation for Five
                    Granted  Exercise       Year Option Term(1)
        Options     to all    Price   Expiration
 Name  Granted(3)  Employees Per Share  Date      5%    10%

Harry I.
Freund         -        -        -       -        -       -

Jay S.
Goldsmith      -        -        -       -        -       -

James J.
Weis      140,000   24.8%    $1.75  9/14/03  $67,689    $149,575

Antonio L.
DeLise     75,000   13.3%     1.75  9/14/03   36,262      80,129

All
Share-
holders(2)     N/A      N/A     N/A    N/A  8,162,301  18,036,551

Named officers'
gain as % of
all share-     N/A      N/A     N/A    N/A      1.27%       1.27%
holders' gain


(1) The potential gain is calculated from the closing price of Common Stock of $1.75 on September 14, 1998, the date of grant to executive officers. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall market conditions. There can be no assurance that the amounts reflected in this table will be achieved.
(2)  Based on the number of shares outstanding at December 31, 1998.
(3)  Options granted under the Company's 1993 Long-Term Incentive
     Plan expire five years from the date of grant.

               Aggregated Stock Options Exercised in 1998
                  and December 31, 1998 Option Values

             Exercised in 1998     Unexercised at December 31, 1998
                                                  Value of In-the-
                               Number of Options  Money Options(1)
Name of     Shares    Value      Exer-   Unexer-   Exer-     Unexer-
Executive  Acquired  Realized   cisable  cisable   cisable   cisable

Harry I.
Freund     125,000   $7,812  541,912(2)    -     $6,481,759    $   -

Jay S.
Goldsmith  125,000    7,812  541,912(2)    -      6,481,759        -

James J.
Weis        60,000    1,875  400,000       -      4,913,750        -

Antonio L.
DeLise        -        -     150,000       -      1,846,875        -





(1) These values are based on the December 31, 1998 closing price for the Company's stock on the Nasdaq National Market of $14.00 per share.
(2) Excludes shares which may be acquired by Mr. Freund and Mr. Goldsmith through the exercise of stock purchase warrants in the amounts of 668,685 and 723,708, respectively.

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

                     Stock Option Plans

  Under the 1991 Stock Option Plan for directors, officers and key employees adopted by shareholders of the Company in 1992, the Company hasbeen authorized to grant nonqualified stock options to purchase up to 750,000 shares of Common Stock. Under the 1993 Long-Term Incentive Planand the Non-employee Director Stock Option Plan adopted by shareholders of the Company in 1994, the Company may grant stock options, restricted stock options, stock appreciation rights, performance awards and other stock-based awards equivalent to up to 3,550,000 shares of Common Stock.

  The plans are administered by the Board of Directors of the Company. Subject to the express provisions of the plans, the Board of Directors has full and final authority to determine the terms of all options granted under the plans including (a) the purchase price of the shares covered by each option, (b) whether any payment will be required upon grant of theoption, (c) the individuals to whom, and the time at which, options shall be granted, (d) the number of shares to be subject to each option, (e) when an option can be exercised and whether in whole or in installments, (f) whether the exercisability of the options is subject to risk of forfeiture or other condition and (g) whether the stock issued upon exercise of an option is subject to repurchase by the Company, and the terms of such repurchase.

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

  During the year ended December 31, 1998, 215,000 stock options were granted to executive officers of the Company under the 1993 Long-Term Incentive Plan. Since there were only 30,000 options available for grant under the Non-employee Director Stock Option Plan, no options were granted in 1998.

                  Stock Option Agreements

  In April 1985, the Company issued 1.6 million shares of common stock at $2.50 per share in a private placement. Under the terms of the related agreement, the agent for the purchasers received options to buy 400,000 shares of the Company's common stock at a price of $2.50 per share for five years, which period was subsequently extended by ten years. These options are held by Messrs. Freund and Goldsmith. In January 1996, the Company issued options to Messrs. Cohn and Schafran to buy a total of 200,000 shares of the Company's common stock at a price of $2.50 per share for five years. None of these options had been exercised as of December 31, 1998.

                    Employment and Change of Control Agreements

  In August 1987, the Company entered into change of control agreements with each of Messrs. Freund, Goldsmith, Herman and Weis, which agreements provide for payments to them under certain circumstances following a change of control of the Company. These agreements were not adopted in response to any specific acquisition of shares of the Company or any other event threatening to bring about a change of control of the Company. For purposes of the agreements, a change of control is defined as any of the following: (a) the Company ceasing to be a publicly owned corporation having at least 2,000 shareholders, (b) any person or group acquiring in excess of 30% of the voting power of the Company's securities, (c) Messrs. Freund, Goldsmith, Herman, Cohn, Schafran and Weis and any other director designated as a "continuing director" prior to his election as a director by a majority of the foregoing persons (the "Continuing Directors") ceasing for any reason to constitute at least a majority of the board of directors, (d) the Company merging or consolidating with any entity, unless approved by a majority of the Continuing Directors or (e) the sale or transfer of a substantial portion of the Company's assets to another entity, unless approved by a majority of the Continuing Directors.

  In the event one of the above-named individuals (a) is terminated as an employee of the Company for any reason other than conviction of a felony or any act of fraud or embezzlement, is disabled for six consecutive months or dies, (b) is not elected and maintained in the office which he now occupies, (c) is not included by the board of directors in the slate of directors recommended to stockholders, (d) receives a reduction in his salary or fringe benefits, (e) experiences a change in his place of employment or is required to travel excessively or (f) experiences other substantial, material and adverse changes in conditions under which the individual's services are to be rendered, within three years following a change of control, the individual will be entitled to receive in a lump sum within 10 days of the date of discontinuance, a payment equal to 2.99 times the individual's average annual compensation for the shorter of
(a) the five years preceding the change of control, or (b) the period the individual received compensation from PubliCARD for personal services. Assuming a change of control of the Company and the discontinuance of an individual's services were to occur at the present time, payments in the following amounts, assuming there are no "excess parachute payments" as defined in the Internal Revenue Code of 1986 (the "Code"), would be made
pursuant to the change  of control agreements: Mr. Freund   $942,709;
Mr. Goldsmith   $942,709; Mr. Herman   $394,376 and Mr. Weis   $1,419,180.
In the event any such payment, either alone or together with others made in connection with the individual's discontinuance, is considered to be an "excess parachute payment," the individual is entitled to receive an additional payment in an amount which, when added to the initial payment, results in a net benefit to the individual, after giving effect to excise taxes imposed by Section 4999 of the Code and income taxes on such additional payment, equal to the initial payment before such additional payment. Since the change of control agreements would require large cash payments to be made by any person or group effecting a change of control of PubliCARD, absent the assent of a majority of the Continuing Directors, these agreements may discourage hostile takeover attempts of PubliCARD.

  The change of control agreements would have expired on December 1, 1998 but have been and will continue to be automatically extended for a period of one year on each December 1, unless terminated by either party prior to any December 1. In the event a change of control occurs during the term of any of the agreements, including any extension, the term of such agreements will automatically be extended to three years from the date of the change of control.

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

INFORMATION CONCERNING THE BOARD OF DIRECTORS

              Directors who are not officers of the Company, other than Messrs. Freund and Goldsmith, are paid $2,500 per month for services as directors and, in addition, $750 per day for each meeting of the Board or of shareholders that they attend without regard to the number of meetings attended each day.

              On November 1, 1998, Messrs. Freund and Goldsmith were appointed executive officers of the Company with the titles of Chairman and Vice
Chairman, respectively.   Prior to such time, Messrs. Freund and Goldsmith
were directors of the Company with the titles of Chairman of the Board and
Vice Chairman of the Board, respectively; titles and positions which they still hold in addition to their positions as executive officers of the
Company.   For the period prior to November 1, 1998, Messrs. Freund and
Goldsmith received compensation from the Company solely in their capacities as directors of the Company. As Chairman of the Board and Vice Chairman of the Board, pursuant to informal arrangements with the Company, Messrs. Freund and Goldsmith each received annual compensation at the rate of $325,000 per year. Commencing November 1, 1998, Messrs.
Freund and Goldsmith have received compensation from the Company at the same rate in their capacities as executive officers.

              Messrs. Freund, Goldsmith, Herman and Weis are each party to an agreement with the Company providing for payments to them under certain circumstances following a change in control of the Company. See
"Employment and Change of Control Agreements."

              On March 8, 1995, following Mr. Herman's retirement as President of the Company, the Company and Mr. Herman entered into an informal Consulting Agreement (the "Consulting Agreement") pursuant to which Mr. Herman will render consulting services to the Board of Directors of the Company. The Consulting Agreement has an indefinite term and provides for a monthly consulting fee at a rate of $20,000 per year. The services to be rendered to the Company by Mr. Herman include consultation on acquisitions and divestitures, litigation and other matters. The Consulting Agreement is terminable at any time by the Company or Mr. Herman.

              The Company and Balfour, are parties to a License Agreement, dated as of October 26, 1994 (the "License Agreement"), with respect to a portion of the office space leased by the Company in New York City. Messrs. Freund and Goldsmith are Chairman and President, respectively, and the only shareholders of Balfour. The term of the License Agreement commenced on January 1, 1995 and will expire on June 30, 2004, unless sooner terminated pursuant to law or the terms of the License Agreement. The License Agreement provides for Balfour to pay the Company an amount equal to 40% of the rent paid by the Company under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. In addition, Balfour has agreed to reimburse the Company for 40% of the cost of insurance which the Company is obligated to maintain under the terms of its lease with respect to the premises. In November 1998, Balfour's share of rent and other costs was reduced to 20% due to an increase in the space utilized by the Company. The base rent payable by Balfour under the License Agreement is $3,745 per month through September 30, 1999 and $4,030 per month thereafter.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors, which consists entirely of outside directors, reviews the compensation of key employees of the Company. The present members of the Compensation Committee are David L. Herman (Chairman), Clifford B. Cohn and L.G. Schafran. See "Item 13 - Certain Relationships and Related Transactions".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

                 The following information is furnished as of April 15, 1999 with respect to each class of equity securities of the Company beneficially owned by each person who owns of record or is known by the Company to own beneficially more than 5% of the Common Stock of the Company and by all directors, nominees and officers and by all directors, nominees and officers as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective shareholders of the Company and the directors, nominees and officers.



Name                      Position            Beneficial Owner
                                              ship of Shares of
                                              Common Stock as of    Percent of
                                              April 15, 1999 (1)     Class (1)

Harry I. Freund           Director and
                          Chairman
                          of the Board           2,368,309 (2)          12.2%



Jay S. Goldsmith          Director and Vice
                          Chairman of the
                          Board                 2,409,052  (3)          12.3%



James J. Weis             President, Chief
                          Executive Officer
                          and Director            549,500  (4)           2.9%



Clifford B. Cohn           Director               243,008  (5)           1.3%



David L. Herman            Director               296,946  (6)           1.6%



L.G. Schafran              Director               334,997  (7)           1.8%



Hatim A. Tyabji            Director                  -                    -



M. Richard Phillimore      Executive Vice
                           President/
                           Smart Card Business     50,000  (8)    Less than 1%



Antonio L. DeLise          Vice President,
                           Chief Financial
                           Officer and Secretary  152,000  (9)    Less than 1%


All directors,
nominees and of
ficers as a group
(9 persons)                                     6,403,812 (10)           29.2%




(1) Calculated in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.
(2)    Includes shares of Common Stock which may be acquired by Mr.
       Freund within 60 days as follows: 541,912 shares through the exercise of stock options and 668,865 shares through the exercise of stock purchase warrants. Also includes 292,875 shares that may be deemed to be owned beneficially by Mr. Freund which are held by Balfour Investors Inc. ("Balfour") for its clients in discretionary accounts, as to which Mr. Freund disclaims beneficial ownership. Messrs. Freund and Goldsmith are Chairman and President, respectively, and the only shareholders of Balfour.
       The discretionary clients of Balfour have the sole power to vote and direct the vote of the shares held in their account. Balfour and its discretionary clients have shared power to dispose of or direct the disposition of the shares held in such clients' accounts. At present, Balfour has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the Company's Common Stock for all of its discretionary clients. Also includes 13,000 shares that may be deemed to be owned beneficially by Mr. Freund which are held by the Balfour Defined Benefit Pension Plan (the "Balfour Plan"), for which
       Mr. Freund is a Trustee and Plan Administrator and in which he participates. Mr. Freund disclaims ownership of 5,850 shares of Common Stock held by the Balfour Plan.
(3) Includes shares of Common Stock which may be acquired by Mr. Goldsmith within 60 days as follows: 541,912 shares through the exercise of stock options and 723,308 shares through the exercise of stock purchase warrants. Also includes 1,250 shares of Common Stock held by Mr. Goldsmith's spouse over which Mr. Goldsmith has shared voting and investment power but as to which he disclaims any beneficial interest, and includes 292,875 shares that may be deemed to be owned beneficially by Mr. Goldsmith which are held by Balfour for its clients in discretionary accounts as to which Mr. Goldsmith disclaims beneficial ownership (see Note 2 above). Also includes 13,000 shares that may be deemed to be owned beneficially by Mr. Goldsmith which are held by the Balfour Plan, of which Mr. Goldsmith is a Trustee and Plan Administrator and in which he participates. Mr. Goldsmith disclaims ownership of 7,280 shares of Common Stock held by the Balfour Plan.
(4) Includes 400,000 shares which may be acquired by Mr. Weis within 60 days through the exercise of stock options.
(5) Includes 212,059 shares which may be acquired by Mr. Cohn within 60 days through the exercise of stock options.
(6)    Includes shares of Common Stock which may be acquired by Mr.
       Herman within 60 days as follows: 142,058 shares through the exercise of stock options and 38,888 shares through the exercise of stock purchase warrants.
(7) Includes 212,059 shares which may be acquired by Mr. Schafran within 60 days through the exercise of stock options. Also includes 84,050 shares of Common Stock and 38,888 shares that may be acquired through the exercise of stock purchase warrants held by Mr. Schafran's spouse as to which Mr. Schafran disclaims any beneficial interest.
(8) Represents 50,000 shares of common stock that Mr. Phillimore will be entitled to receive in January 2000, on the one-year anniversary of his employment with the Company.
(9) Includes 150,000 shares which may be acquired by Mr. DeLise within 60 days through the exercise of stock options.
(10) Includes shares of Common Stock which may be acquired by such persons within 60 days as follows: 2,200,000 shares through the exercise of stock options and 1,469,949 shares through the exercise of stock purchase warrants.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Employment and Change of Control Agreements" and "Information Concerning the Board of Directors" in Item 11 and the notes to the table under "Security Ownership of Certain Beneficial Owners" in Item 12 for information with respect to information required by this Item.

                         SIGNATURE

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized.


                                PUBLICARD, INC.
                                (Registrant)

Date   April 30, 1999           By: /s/ JAMES J. WEIS

                                James J. Weis, President,
                                Chief Executive Officer and
                                Director