Form 10-Q
period 1999-03-31
PUBLICARD INC
filed 1999-05-17
CIK 81050

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                         _________________

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Yes   X    No      .


Number of shares of Common Stock outstanding as of May 13, 1999: 18,022,537


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              PUBLICARD, INC.
                          AND SUBSIDIARY COMPANIES

                     CONSOLIDATED BALANCE SHEETS AS OF
                    MARCH 31, 1999 AND DECEMBER 31, 1998
                      (in thousands except share data)

                                                   March 31,	      December 31,
                                  			                1999               1998
                                                  (unaudited)

                                   ASSETS

Current assets:
 Cash, including short-term investments
    of $12,383 in 1999,and $17,547 in 1998        $ 12,913            $ 18,482
 Trade receivables, less allowance for
    doubtful accounts                                3,229               1,988
 Inventories                                         4,551               2,810
 Net assets of discontinued operations               1,141               1,518
 Other                                                 673                 481
  Total current assets                              22,507              25,279

Property, plant and equipment:
 Land                                                  234                 234
 Buildings                                           2,377               2,377
 Machinery and equipment                             3,531               2,656
 Less - accumulated depreciation                    (1,795)             (1,661)
                                                     4,347               3,606

Goodwill                                            21,790               9,781
Other assets                                         1,291               1,262
                                                  $ 49,935            $ 39,928

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt               $  147              $  147
 Trade accounts payable                              2,900               1,331
 Accrued liabilities                                 4,161               4,384
  Total current liabilities                          7,208               5,862

Long-term debt                                         956                 991
Other non-current liabilities                        7,730               7,780
  Total liabilities                                 15,894              14,633

Redeemable shares                                    2,232               3,378

Shareholders' equity:
 Common shares, $0.10 par value,
    Authorized, 40,000,000 shares
    Issued - 21,672,305 shares in 1999 and
      20,300,954 in 1998                             2,167               2,030
 Additional paid-in capital                         83,994              67,091
 Accumulated deficit                               (45,004)            (38,891)
 Common shares held in treasury, at cost            (8,207)             (8,207)
 Unearned compensation                              (1,141)               (106)
  Total shareholders' equity                        31,809              21,917
                                                   $49,935             $39,928

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                              PUBLICARD, INC.
                         AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
            FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                   (in thousands except share data)
                                (unaudited)

                                                1999               1998

Net sales                                     $ 5,196             $ 4,165

Cost of sales                                   3,410               2,685

  Gross margin                                  1,786               1,480

Operating expenses:
  General and administrative                    1,985               1,173
  Sales and marketing                           1,180                 199
  Product development                             661                 176
  In-process research and development           2,919                   -
  Goodwill amortization                           673                  13
                                                7,418               1,561
    Income (loss) from operations              (5,632)                (81)

Other income (expenses):
  Interest income                                 154                 146
  Interest expense                                (95)                (86)
  Cost of pensions - nonoperating                (235)               (227)
    Other (expense) income                         47                  93
                                                 (129)                (74)

Income (loss) from continuing operations       (5,761)               (155)

Income (loss) from discontinued operations       (352)                 77
Net income (loss)                             $(6,113)              $ (78)

Basic earnings (loss) per common share:
  Continuing operations                         $(.33)              $(.01)
  Discontinued operations                        (.02)                  -
                                                $(.35)              $(.01)

Weighted average shares outstanding        17,508,390          13,011,597


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             PUBLICARD, INC.
                         AND SUBSIDIARY COMPANIES

              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED MARCH 31, 1999
                    (in thousands except share data)
                               (unaudited)


        Common Shares  Additional   Accumu-   Common   Unearned   Share-
        Shares          Paid-in      lated   Treasury   Compen-  holders'
        Issued Amount    Capital    Deficit   Shares    sation    Equity


Balance
December
31, 1998  20,300,954  $2,030  $67,091 $(38,891) $(8,207) $(106) $21,917

Common shares
issued under
stock options
plans        269,950      27      387        -        -      -      414


Common shares
issued for busi-
ness acqui-
sitions    1,096,401     110  13,946         -        -      -   14,056


Issuance of
restricted
shares and
grant of
stock options  5,000      -    1,424         -        -  (1,424)      -


Amortization of
unearned
compensation       -      -        -         -        -    389      389


Market adjustment
to redeemable
shares             -      -    1,146         -        -      -    1,146


Net loss           -      -        -    (6,113)       -      -   (6,113)


Balance
March
31, 1999   21,672,305 $2,167  $83,994  $(45,004) $(8,207)$(1,141) $31,809


(1) Represents common shares held in treasury of 3,660,268 at March 31, 1999 and December 31, 1998.

The accompanying notes to the consolidated financial statements are an integral part of this statement.

                               PUBLICARD, INC.
                           AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                               (in thousands)
                                 (unaudited)

                                                           1999       1998

Cash flows from operating activities:
  Net income (loss) from continuing operations    $    (5,761)    $     (155)
  Adjustments to reconcile loss to net cash
     used in continuing operations:
     In-process research and development                2,919              -
     Amortization of goodwill                             673             13
     Amortization of unearned compensation                389              -
     Depreciation                                         134             96
     Changes in operating assets and liabilities,
       excluding effect of acquisitions:
       Trade receivables                                 (693)            63
       Inventories                                       (338)            48
       Other current assets                              (124)           337
       Other assets                                       (13)           129
       Trade accounts payable                             294            103
       Accrued liabilities                             (1,218)          (559)
       Other non-current liabilities                      (68)           (76)

          Net cash used in continuing operations       (3,806)            (1)

   Net income (loss) from discontinued operations        (352)            77
   Changes in net assets of discontinued operations       377           (443)
          Net cash provided by (used in) discontinued
               operations                                  25           (366)
          Net cash used in operating activities        (3,781)          (367)

Cash flows from investing activities:
       Payments for businesses acquired                (1,915)          (299)
       Proceeds from sale of discontinued operations        -              5
       Capital expenditures                              (252)           (97)

          Net cash used in investing activities        (2,167)          (391)

Cash flows from financing activities:
       Repayments of term loans and notes payable         (35)           (32)
       Proceeds from the issuance of common shares        414              -
       Purchase of treasury stock                           -           (306)
          Net cash provided by (used in)
                financing activities                      379           (338)

Net decrease in cash                                   (5,569)        (1,096)
Cash - beginning of period                             18,482         13,077
Cash - end of period                                  $12,913        $11,981


Supplemental disclosures of cash flow information:
    Cash paid for interest                            $    46             30
    Noncash investing activity:
        Businesses acquired for common stock           14,056              -

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Note 1 - BASIS OF PRESENTATION

Description of the business
   PubliCARD, Inc. ("PubliCARD" or the "Company") was incorporated in the Commonwealth of Pennsylvania in 1913. The Company was known as Publicker Industries Inc. until 1998, when its name was changed to PubliCARD, Inc.
The Company operates in two segments: technology products and coin products.
In its technology business, theCompany develops smart cards, smart card readers, smart card value transfer stations, operating systems for smart cards and smart card-related application software. The Company's smart card products are used predominantly for conditional access and security systems, payment systems, loyalty programs and data storage systems. The Company's smart card products are used in many industries, including information technology, pay television, transportation, commercial laundry and retail (including electronic commerce). The Company also develops and manufactures Portable Computer Memory Card International Association ("PCMCIA") products, hard disk duplicators and digital camera flash film readers, which are sold to original equipment manufacturers, value-added resellers, value-added distributors and end users. In its coin products business the Company, through its wholly-owned subsidiary, Greenwald Industries, Inc. ("Greenwald"), is the leading designer and manufacturer of coin meter systems used in the commercial laundry appliance industry.

Basis of presentation
   The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of March 31, 1999 and the results of their operations and cash flows for the three months ended March 31, 1999 and 1998.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998, as amended.

    In March 1999, the Company's board of directors adopted a plan to dispose of its engineering services subsidiary, Orr-Schelen-Mayeron & Associates, Inc. ("OSM"), by year end. No significant gain or loss is expected on the disposition. The results of operations for the three months ended
March 31, 1998 have been restated to reflect OSM as a discontinued operation.

Earnings (loss) per common share
   Basic net income (loss) per common share is based on net income divided by the weighted average number of common shares outstanding during each period (17,508,390 in 1999 and 13,011,597 in 1998). Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options and warrants at the later of the beginning of the year or date of issuance. Diluted net income (loss) per share was not computed for 1999 and 1998 as the effect of stock options and warrants were antidilutive.


Note 2 - INVENTORIES

   Inventories at March 31, 1999, and December 31, 1998, consisted of the following (in thousands):

                                           March 31,     December 31,
                                             1999           1998

       Raw materials and supplies      $    2,786     $    1,756
       Work in process                        379            214
       Finished goods                       1,386            840
                                       $    4,551     $    2,810

Note 3 - ACQUISITIONS

   In February 1998, the Company purchased, through a joint venture arrangement in Greenwald Intellicard, Inc., ("Greenwald Intellicard"), the assets and intellectual property of Intellicard Systems, Ltd. Greenwald Intellicard develops, manufactures and markets smart card systems for the commercial laundry appliance and other industries. The initial cash investment in Greenwald Intellicard, all of which was provided by the Company, was $314,000. The Company has two fixed price options aggregating $400,000 plus 33,000 shares of common stock to increase its ownership to 100%. The Company exercised the first option on February 17, 1999 thereby increasing its ownership interest in Greenwald Intellicard to 65% and intends to exercise the second option which is exercisable beginning February 1, 2000. Since the Company has funded all of Greenwald Intellicard's operations and losses, it intends to exercise the purchase options, its venture partner has limited financial resources and it has significant managerial and financial influence, the operations of Greenwald Intellicard have been consolidated with the Company's since inception of the joint venture.

   On November 24, 1998, the Company acquired 100% of the common stock of Tritheim Technologies, Inc. ("Tritheim"), a Florida company that develops conditional access and security products for software, computers and the electronic information and digital video broadcast industries. The aggregate purchase price was approximately $10.2 million and included the issuance of 1,495,037 shares of common stock and options to purchase a total of 333,270 shares of common stock. On February 11, 1999, the Company acquired 100% of the common stock of Amazing! Smart Card Technologies, Inc. ("Amazing"), a California company that develops smart card solutions and smart cards for the Internet and loyalty programs.
The aggregate purchase price was approximately $5.7 million and included the issuance of 350,000 shares of common stock and options to purchase a total of 457,503 shares of common stock. On February 22, 1999, the Company also acquired 100% of the common stock of Greystone Peripherals, Inc. ("Greystone"), a California company that develops PCMCIA products, digital camera flash film readers and hard disk duplicators. The aggregate purchase price was approximately $9.0 million and included the issuance of 746,401 shares of common stock and options to purchase a total of 132,388 shares of common stock. The amount and components of the estimated purchase price along with the preliminary allocation of the estimated purchase price are as follows (in thousands):

                                         Tritheim   Amazing  Greystone
  Purchase price:
  Value of common stock and stock
          options                          $9,743   $5,327     $8,729
  Acquisition expenses                        467      406        293
                                          $10,210   $5,733     $9,022
  Allocation of purchase price:
  Net assets (liabilities) of
          acquired businesses               $(713) $(1,187)      $401
  In-process research and development       2,800    1,509      1,410
  Goodwill                                  8,123    5,411      7,211
                                          $10,210   $5,733     $9,022

    The assets and liabilities of Tritheim, Amazing and Greystone were recorded at their fair values as of the respective acquisition dates. The aggregate fair value of research and development efforts that had not reached technological feasibility and had no alternative future uses was determined by appraisal to be $2.8 million, $1.5 million and $1.4 million for Tritheim, Amazing and Greystone, respectively, and was expensed at the respective acquisition dates. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible assets acquired and is amortized using the straight-line method over its estimated life of five years.

    The Company is required to register 241,266 shares of Company common stock issued as a portion of the merger consideration in the Tritheim acquisition under a shelf registration statement under the Securities Act of 1933, as amended. If the shelf registration statement is not effective by May 24, 1999, the holders of these shares are entitled, for a specified period of time, to cause the Company to repurchase their shares for a cash purchase price equal to the fair market value of the shares on the date of repurchase. As such, these shares have been reflected in the accompanying consolidated balance sheet under the caption "Redeemable shares". Subsequent adjustments to the value of the redemption obligation have been charged or credited to additional paid-in capital.

    The acquisitions of Tritheim, Amazing and Greystone have been accounted for under the purchase method of accounting and, accordingly, their results are included in the consolidated financial statements of the Company since the respective acquisition dates. The following summarized unaudited pro forma financial information for the three months ended March 31, 1999 and 1998, assumes that the acquisitions had occurred as of January 1 of each period (in thousands except per share data):

                                                           1999    1998

     Net sales                                            $5,857   $5,740
     Net loss from continuing operations                  (6,557)  (7,873)
     Net loss per share from continuing operations          (.36)    (.50)


    The summarized pro forma information for the three months ended
March 31, 1999 and 1998 reflects charges of $2.9 million and $5.7 million, respectively, to expense in-process research and development relating to the acquired businesses. The pro forma information is not necessarily indicative of the results that would have been reported had such acquisitions actually occurred on the dates specified, nor is it intended to project the Company's results of operations or financial position for any future period or date.

Note 4 - BUSINESS SEGMENT INFORMATION

    The Company manages its business segments based on the nature of products sold. The Company's reportable segments are comprised of coin products and technology products. Each operating segment provides products as further described in Note 1. The accounting policies of the various segments are the same as those described in Note 1 to the Company's
Form 10-K for the year ended December 31, 1998. The Company evaluates the performance of its segments based on segment operating income. Operating income for each segment includes sales and marketing expenses, product development expenses and non-corporate general and administrative expenses and marketing expenses. Costs excluded from segment operating income primarily consists of corporate expenses as well as certain non-recurring charges such as purchased in-process research and development. Corporate expenses are comprised principally of general and administrative expenses and marketing expenses which are separately managed. Segment assets exclude corporate assets. Corporate assets include cash and short-term investments and net assets of discontinued operations.

Segment information as of and for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                         1999     1998
Net sales to unaffiliated customers:
  Coin products                        $3,895    $4,088
  Technology products                   1,301        77
                                       $5,196    $4,165

Income (loss) from operations:(1)
  Coin products                        $  715    $  751
  Technology products                  (1,533)      (40)
  Corporate and other (2)              (4,814)     (792)
                                      $(5,632)   $  (81)

Identifiable assets:
  Coin products                        $9,795    $10,386
  Technology products                  24,353        547
  Corporate and other                  15,787     14,941
                                      $49,935    $25,874

Depreciation and amortization expense:
  Coin products                        $   90    $    87
  Technology products                     694          2
  Corporate and other                     412         20
                                       $1,196    $   109

Capital expenditures:
  Coin products                        $  182    $    96
  Technology products                      52          1
  Corporate and other                      18          -
                                       $  252    $    97

(1) 	Before interest income, interest expense and items of a
    	nonoperating nature.

(2) 	The 1999 loss from operations for Corporate and other includes
    	a charge of $2.9 million to expense in-process research and development associated with the Amazing and Greystone acquisitions, $360,000 relating to the corporate sales and marketing group established in early 1999 and $389,000 of amortization expense relating to several stock awards and stock option grants.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           THREE MONTHS ENDED MARCH 31, 1999 AND 1998

  Management's Discussion and Analysis of Financial Condition and
Results of Operations and other sections of this Form 10-Q contain forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of PubliCARD preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," "intends," "plans" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995.

  Forward-looking statements are not guarantees of future performance.
They involve risks, uncertainties and assumptions. You should understand that such statements made under "Factors That May Affect Future Results" and elsewhere in this document could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements.

Overview

       PubliCARD entered the smart card industry in early 1998 by acquiring the first of several technology businesses that currently offer and are continuing to develop solutions for the conditional access and security, payment system and data storage needs of a number of growth industries. In its technology business, PubliCARD designs, develops, manufactures and markets smart card-based hardware and smart card-enabled software for a growing variety of applications for industries in the United States and worldwide.

       PubliCARD develops smart cards, smart card readers, smart card value transfer stations, operating systems for smart cards and smart card-related application software. PubliCARD's smart card products are used predominantly for conditional access and security systems, payment systems, loyalty programs and data storage systems. PubliCARD's smart card products are used in many industries, including information technology, pay television, transportation, commercial laundry and retail (including electronic commerce).

       PubliCARD also develops and manufactures PCMCIA products, hard disk duplicators and digital camera flash film readers, which are sold to original equipment manufacturers, value-added resellers, value-added distributors and end users. In its coin products business, PubliCARD, through Greenwald Industries, is a leading designer and manufacturer of coin meter systems used in the commercial laundry appliance industry.

       Recent Acquisitions

       Beginning in 1998, PubliCARD entered the smart card industry by acquiring several technology businesses that currently offer and are continuing to develop solutions for the conditional access and security, payment system and data storage needs of a number of growth industries. PubliCARD intends to continue acquiring businesses that broaden its technology and product base and strengthen its presence in its channels of distribution.

       In February 1998, PubliCARD acquired, through a joint venture arrangement in Greenwald Intellicard, the assets and intellectual property of Intellicard Systems. Greenwald Intellicard provides smart cards, smart card readers, value transfer stations, card management software and machine interface boards for the commercial laundry appliance and other industries. PubliCARD currently owns 65% of Greenwald Intellicard, and has an option that becomes exercisable in February 2000 to acquire the remaining 35%.

       In November 1998, PubliCARD acquired Tritheim, which develops conditional access and security products for software, computers and the electronic information and digital video broadcasting industries.
Through Tritheim, PubliCARD provides smart card readers, writers and chip sets, and has developed software and application specific integrated circuits ("ASICs") for television set-top boxes, secure electronic commerce, Internet security, computer security and software copy protection.

       In February 1999, PubliCARD acquired Amazing, a developer of consumer smart card solutions for the Internet, such as web filtering software, which permits parents to limit their children's access to websites at public institutions, libraries and schools by defining each child's use profile on a smart card. Amazing also offers loyalty programs, which reward customers for their continuing patronage. In addition, Amazing manufactures customized smart cards for customers requiring rapid turnaround and smaller volumes.

       In February 1999, PubliCARD also acquired Greystone, a developer of PCMCIA products, hard disk duplicators and digital camera flash film readers.

       Discontinued Operation

       In March 1999, PubliCARD's board of directors adopted a plan to dispose of its engineering services subsidiary, OSM, by year end. No significant gain or loss is expected on the disposition.

       Presentation

       The results of operations for the three months ended March 31, 1998 have been restated to reflect OSM as a discontinued operation. In addition, the results of operations for Amazing and Greystone have been reflected in the 1999 financial statements from the respective acquisition dates thereof.

       Results of Operations

       The following table presents, as a percentage of sales, selected consolidated statements of income data for the three months ended March 31, 1999 and 1998.
                                             1999    1998
Net sales:
     Coin products . . . . . . . . . . . . .  75%      98%
     Technology products . . . . . . . . . .  25        2
          Total net sales. . . . . . . . . . 100      100
Gross margin:
     Coin products (1) . . . . . . . . . . .  35       36
     Technology products (2) . . . . . . . .  33        4
          Total gross margin . . . . . . . .  34       36
Operating expenses:
     General and administrative. . . . . . .  38       28
     Sales and marketing . . . . . . . . . .  23        5
     Product development . . . . . . . . . .  13        4
     In-process research and development . .  56        -
     Goodwill amortization . . . . . . . . .  13        -
          Total operating expenses . . . . . 143       37
Income (loss) from operations. . . . . . . .(108)      (2)
Other income (expense), net  . . . . . . . .  (2)      (2)
Income (loss) from continuing operations . .(111)      (4)
_____________________
(1)  Expressed as a percentage of coin products segment sales.
(2)  Expressed as a percentage of technology products segment sales.



Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

     Net sales. Consolidated net sales increased by 25% to $5.2 million for the first quarter of 1999 compared to $4.2 million for the first quarter of 1998. Sales for the coin products segment decreased by 5% to $3.9 million in 1999 from $4.1 million in 1998. Coin products are principally sold to the commercial laundry industry which is experiencing a migration of equipment from electro-mechanical to electronic and smart card based. Sales for the technology products segment were $1.3 million for the first quarter of 1999, compared to $77,000 in the first quarter of 1998. The increase in first quarter revenues for the technology products segment is due to revenues from the companies acquired during 1998 and the first quarter of 1999. Coin products accounted for 75% of consolidated sales for the first quarter of 1999. The percentage is expected to decline significantly in the future as sales of technology products increase.

     Gross margin. Gross margin as a percentage of sales was 34% in the first quarter of 1999 compared to 36% in the first quarter of 1998. Gross margin for the coin products segment decreased slightly to 35% in 1999 from 36% in 1998. Gross margin for the technology products segment was 33% in 1999 compared to 4% in 1998. The improvement in gross margin is mainly attributable to higher margins on products sold by the recently acquired companies.

     Operating expenses. General and administrative expenses were $2.0 million for the first quarter of 1999 compared to $1.2 million in the first quarter of 1998. The increase was due principally to $405,000 of general and administrative expenses from the companies acquired during 1998 and the first quarter of 1999, an increase in acquisition search activities and $107,000 of amortization expense relating to several stock awards and stock option grants.

     Sales and marketing expenses were $1.2 million in the first quarter of 1999 compared to $199,000 in the first quarter of 1998. The increase was primarily due to $370,000 of expenses from the companies acquired during 1998 and the first quarter of 1999 and $642,000 of expenses associated the corporate sales and marketing group established in early 1999. A portion of the corporate sales and marketing function expenses amounting to $282,000 related to amortization expense in connection with a stock option grant.

     Product development expenses include expenses associated with the development of new products and enhancements to existing products. Product development expenses amounted to $661,000 in the first quarter of 1999 compared to $176,000 in the first quarter of 1998. Product development expenses increased in 1999 primarily due to increased engineering headcount and development costs from the companies acquired during 1998 and the first quarter of 1999. The Company believes that a significant level of development expenditures are required in order to enable it to quickly introduce new products that incorporate the latest technological advances and to develop and maintain close relationships with key suppliers of components and technologies. The Company's future success will depend upon its ability to develop and to introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers.

     Upon consummation of the Amazing and Greystone acquisitions in February 1999, the Company immediately expensed $2.9 million representing purchased in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Amazing and Greystone had 15 projects in various states of completion ranging from 8% to 76% complete at the time of the acquisitions including an enhanced smart card operating system, smart card data access technology, several hard disk duplicator projects to enhance duplication speeds or add various software options and expansion of interface capability of digital flash film reader products. Estimated costs to complete these projects aggregate approximately $1 million and such costs are expected to be incurred in 1999. The Company expects to complete development of the in-process projects at various dates in 1999.

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

          The projected revenues were based on management's estimates of total market size, penetration rate and life expectancy for each particular product. Revenue was expected to cease beyond 2002 as other new products were expected to enter the market.

          The projected cost of sales, sales and marketing expenses, general and administrative expenses and income taxes were estimated by management based on expected and historical operating characteristics.

          A risk-adjusted discount rate was used to discount the net cash flows back to their present value. The discount rate for a specific project incorporated the likelihood of success of each product based on the estimated percentage completed as of the date of the acquisition. The discount rates to value in-process technology ranged from 23% to 45%.

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

     Goodwill amortization increased to $673,000 for the first quarter of 1999 from $13,000 in the first quarter of 1998. The increase in goodwill amortization results principally from the Tritheim, Amazing and Greystone acquisitions. The Company amortizes goodwill associated with the technology products companies principally over five years and the coin products company over 40 years.

     Other income and expense. Other expense, net increased to $129,000 in the first quarter of 1999 from $74,000 in the first quarter of 1998. Interest income and interest expense were comparable between the two periods. Other expense includes pension costs related to discontinued product lines and related plant closing in prior years of $235, 000 in 1999 and $227,000 in 1998.


Liquidity

     During the three months ended March 31, 1999, cash, including short-term investments, decreased by $5.6 million to $12.9 million.
Operating activities used cash of $3.8 million and consisted principally of the loss from continuing operations of $5.8 million and an increase in working capital offset by the non-cash charges of $4.1 million for acquired in-process research and development associated with the acquisitions of Amazing and Greystone, amortization of goodwill and unearned compensation on stock awards and option grants and depreciation. Investing activities used cash of $2.2 million and consisted of cash paid, including debt assumed and immediately repaid, in connection with the acquisitions of Amazing and Greystone of $1.9 million and capital expenditures of $252,000. Financing activities provided cash of $379,000 and consisted principally of the proceeds from the exercise of options to purchase common stock of $414,000.

     The Company believes that its current cash balances will be sufficient to meet its anticipated cash needs for working capital, research and development and capital expenditures through December 31, 1999. Uses of cash subsequent to March 31, 1999, include the following:

          The Company expects that its technology businesses will require ongoing funding to support the expansion of sales and marketing, new product development, working capital growth and capital expenditures.

          In connection with the acquisition of Tritheim, the Company is required to register 241,266 shares of common stock issued as a portion of the merger consideration under a shelf registration statement under the Securities Act of 1933. If the shelf registration statement is not effective by May 24, 1999, the holders of these shares are entitled, for a specified period of time, to cause the Company to repurchase their shares for a cash purchase price equal to the fair market value of the shares on the date of repurchase.

          In April 1996, a Consent Decree (the "Consent Decree")among the Company, the United States Environmental Protection Agency and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14.4 million plus interest to the United States and Commonwealth of Pennsylvania. Through March 31, 1999, the Company has made principal payments aggregating $11 million. Payments totaling $1.0 million, including interest, were made in April 1999. Further payments totaling $2.8 million, including interest, will be made to the United States and Commonwealth of Pennsylvania in the amounts of $1.1 million due April 2000, $861,667 due April 2001 and $822,502 due April 2002.

          The Company sponsors a defined benefit pension plan which was frozen in 1993. As of December 31, 1998, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $6.0 million.
     The annual contribution to the plan is expected to be approximately
     $1.0 million  in 1999 and beyond.


     During the three months ended March 31, 1999, the Company's capital expenditures totaled $252,000. The Company anticipates that its level of capital expenditures in 1999 will be significantly greater than those in 1998 principally due to the expected expenditure requirements of the recently acquired businesses. The Company has not entered into any material commitments for acquisitions or capital expenditures and has the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 1999 with its available cash resources as well as through capital equipment financing.


Factors That May Affect Future Results

     WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, AND WE HAVE ONGOING FUNDING OBLIGATIONS. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in 1999 and 2000. We incurred losses from continuing operations in 1996, 1997, 1998 and the three months ended March 31, 1999 of approximately $3.5 million, $1.9 million, $6.1 million and $5.8 million, respectively. In addition, we experienced negative cash flow from continuing operating activities of $11.4 million, $3.0 million, $3.1 million and $3.8 million in 1996, 1997, 1998 and the three months ended March 31, 1999, respectively.

     We have been and may continue to be obligated to assume or extinguish obligations of the companies we recently acquired. We expect that these acquired companies will require ongoing funding to support the expansion of their sales and marketing efforts, new product development, working capital growth and capital expenditures.

     We also have continuing obligations to fund payments due under the Consent Decree and an underfunded pension plan. As of April 15, 1999, we were required to make future aggregate payments of $2.8 million through April 2002 in connection with the Consent Decree. Consistent with the general practices of environmental enforcement agencies, the Consent Decree does not eliminate our potential liability for remediation of contamination that had not been known at the time of the settlement. The Company sponsors a defined benefit pension plan which was frozen in 1993. In addition to the cash contribution of approximately $1.0 million we expect to make to the plan in 1999, we are obligated to make continued contributions to the plan in accordance with the rules and regulations prescribed by the Employee
Retirement Income Security Act of 1974. Future contribution levels depend in large measure on the mortality rate of plan participants and the investment return on the plan assets.

     WE HAVE LIMITED EXPERIENCE IN THE SMART CARD MARKET. We acquired our first smart card company in February 1998, and in September 1998, our board of directors decided to significantly expand our presence in the smart card industry. We are therefore subject to the risks inherent in establishing a new business enterprise.

     THE MARKET FOR SMART CARD PRODUCTS IS NOT WELL DEVELOPED AND MAY NOT GROW. Existing demand for smart card products in the United States is not large enough for all the companies seeking to engage in the smart card business to succeed. Current participants in the smart card business rely upon anticipated growth in demand, which may not occur. The success of the smart card industry depends on the ability of market participants, including the Company, to convince governmental authorities, commercial enterprises and other potential system sponsors to adopt a smart card system in lieu of existing or alternative systems such as magnetic stripe card and paper-based systems. Smart card-based systems may not prove economically feasible for some potential system sponsors. For example, municipal transit authorities and colleges and universities, many of which use magnetic stripe card systems, may resist the introduction of smart card products. Moreover, a portion of the sales of smart card products will depend upon emerging communications and commerce networks, such as the Internet. We cannot assure you that there will be significant market opportunities for smart card systems in the United States or that the acceptance of smart card systems in other countries will be sustained.

     THE MARKET'S ACCEPTANCE OF OUR PRODUCTS IS UNCERTAIN. Demand for, and market acceptance of, our products is subject to a high level of uncertainty due to rapidly changing technology, new product introductions and changes in customer requirements and preferences. The success of our products also depends upon our ability to enhance our existing products and to develop and introduce new products and technologies to meet customer requirements.

     We face the risk that smart card technology generally, and our products specifically, will not be chosen to replace existing technology or will not otherwise achieve market acceptance. With respect to our digital camera products, the market for digital photography is still in the early stages of development and there has not yet been broad acceptance of our products developed for that market.

     OUR FUTURE PROFITABILITY DEPENDS LARGELY UPON PRODUCTS THAT HAVE NOT YET PRODUCED ANY REVENUES. Certain of the technology companies we have recently acquired have products which we believe are viable, but which have not yet generated any material sales. Our future revenues and earnings depend in large part on the success of these products.

     OUR GROWTH STRATEGY FOCUSES ON ACQUISITIONS WHICH MAY INVOLVE RISKS. An important element of our growth strategy has been and continues to be the acquisition of businesses that complement, enhance or geographically expand our existing business segments, product lines or channels of distribution. The companies we have acquired have no prior history of operating as a combined enterprise and have experienced net losses prior to being acquired by us.

     Our recently completed acquisitions, and our acquisition strategy generally, present a number of significant risks and uncertainties, including the risks that:

                we will not be able to retain the employees or business relationships of acquired companies;

                we will fail to realize any anticipated synergies or other cost reduction objectives expected from the acquisitions;

                we will not be able to integrate the operations, products, personnel and facilities of any acquired companies;

                management's attention will be diverted to pursuing acquisition opportunities and integrating acquired products, technologies or companies and will be distracted from performing its regular responsibilities;

                the companies we acquire may fail to achieve or sustain profitability;

                we will incur or assume liabilities, including liabilities that are unknown or not fully known to us at the time of an acquisition; and

                we will enter markets in which we have no prior experience.

     Additional acquisitions would require us to invest financial resources and may have a dilutive effect on our earnings or book value per share of common stock. We cannot assure you that we will consummate any acquisitions in the future, that financing required for future acquisitions will be available on acceptable terms or at all, or that any past or future acquisitions will not materially adversely affect our results of operations and financial condition.

     WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in the coin products segment of our business. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our coin products segment.

     We generally do not enter into long-term supply commitments with our technology and coin products businesses customers. Instead, we bid on a project basis and have supply contracts in place for each project. Significant reductions in sales to any of our largest customers would have a material adverse effect on our company. In addition, we generate significant accounts receivable and inventory balances in connection with providing products to our customers. A customer's inability to pay for our products could have a material adverse effect on our liquidity and results of operations.

     WE DEPEND ON A RELATIVELY SMALL NUMBER OF SUPPLIERS IN OUR COIN
PRODUCTS SEGMENT. We purchase mechanical coin chutes using our patented designs and proprietary tooling exclusively from one supplier in Taiwan. Our reliance on sole source suppliers involves several risks, including a potential inability to obtain an adequate supply of required components, price increases, late deliveries and poor component quality. We cannot assure you that we will be able to obtain our full requirements of such components in the future, that prices of such components will not increase and that problems with respect to quality and timely delivery will not occur. Disruption or termination of the supply of these components could delay shipments of our products, have a material adverse effect on our business and operations and damage our relationships with our customers and our reputation.

     WE DEPEND ON THIRD PARTY MANUFACTURERS WHO ARE OUTSIDE OF OUR CONTROL. We outsource manufacturing needs of a significant portion of our technology products to third party contract manufacturers. Outsourcing of manufacturing involves risks with respect to quality assurance, cost and the absence of close engineering support. In addition, financial, operational or supply problems encountered by the third party manufacturers we use or may use in the future, their subcontractors or their suppliers could result in our inability to obtain timely delivery, if at all, of finished products. Any such difficulties, now or in the future, would adversely affect our financial results.

     OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO KEEP PACE WITH TECHNOLOGICAL CHANGES AND INTRODUCE NEW PRODUCTS IN A TIMELY MANNER. The smart card industry is subject to rapid technological change. Because new product development commitments must be made well in advance of actual sales, new product decisions must anticipate future demand as well as the speed and direction of technological change. Our ability to remain competitive will depend upon our ability to develop in a timely and cost effective manner new and enhanced products at competitive prices. New product introductions or enhancements by our competitors could cause a decline in sales or loss of market acceptance of our existing products and lower profit margins.

     Our success in developing, introducing and selling new and enhanced products depends upon a variety of factors, including:

          product selections;

          timely and efficient completion of product design and development;

          timely and efficient implementation of manufacturing processes;

          effective sales, service and marketing;

          price; and

          product performance in the field.

     Our ability to develop new products also depends upon the success of our research and development efforts. Our research and development expenditures, on a pro forma basis for 1998, were $1.7 million, and are planned to increase substantially in the near term. We cannot assure you that these expenditures will lead to the development of viable products. We may need to devote substantially more resources to our research and development efforts in the future.

     THE DEMAND FOR THE MECHANICAL COIN METER SYSTEMS THAT WE MANUFACTURE IS DECLINING. We design and manufacture mechanical coin meter systems used primarily in the commercial laundry appliance industry. Sales of mechanical coin meter systems accounted for approximately 93% and 75% of our revenues in 1998 and for the three months ended March 31, 1999, respectively. Our sales of mechanical coin meter systems were $15.5 million, $17.0 million, $15.4 million and $3.9 million in 1996, 1997, 1998 and the three months ended
March 31, 1999, respectively. We expect the demand for the coin handling equipment that we manufacture to decline as advances are made towards the development of equipment utilizing electronic, smart card or other technologies.

     THE HIGHLY COMPETITIVE MARKETS IN WHICH WE OPERATE COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS. The markets in which we operate are intensely competitive and characterized by rapidly changing technology. We compete against numerous companies and believe that competition is likely to intensify.

     We believe that the principal competitive factors affecting the smart card market are:

              the extent to which products support industry standards and are capable of being operated or integrated with other products;

              technical features and level of security;

              strength of distribution channels;

              price;

              product reputation, reliability, quality, performance and customer support;

              product features such as adaptability, functionality and ease of use; and

              competitor reputation, positioning and resources.

     We cannot assure you that competitive pressures will not have a material adverse effect on our business and operating results. Many of our current and potential competitors have longer operating histories in the smart card industry and significantly greater financial, technical, sales, customer support, marketing and other resources, as well as greater name recognition and a larger installed base of their products and technologies than our company. Additionally, there can be no assurance that new competitors will not enter our business segments. Increased competition would likely result in price reductions, reduced margins and loss of market share, any of which would have a material adverse effect on our business and operating results.

     We compete with Gemplus and Schlumberger Technologies, among others, in the manufacture and sale of smart cards. Competitors for our smart card readers and writers include SCM Microsystems, Gemplus, Utimaco, Towitoko Electronics and Philips Electronics. In the future, we may also experience competition from IBM and Microsoft.

     We compete with Schlumberger Technologies, ESD and Set-O-Matic for our commercial laundry smart card products.

     Competitors offering similar technology include, among others, SCM Microsystems and Actiontec Corporation in PCMCIA products, and Symantec, Wytron and Intelligent Computer Systems in the disk duplication market. SCM Microsystems, SanDisk and Lexmark Corporation are our primary competitors in the digital flash camera market.

     We also compete with original equipment manufacturers, peripheral equipment manufacturers and others that have greater resources than our company.

     We believe that the principal competitive factors affecting our coin products business are:

                    quality of product;

                    delivery times;

                    ease of use;

                    marketing and customer service; and

                    price.

     In the coin products segment of our business, we compete with ESD, Set-O-Matic and Monarch, as well as alternative technologies including electronic systems and smart card products. We also experience indirect competition from certain of our customers that currently offer alternative products or are expected to introduce competitive products in the future.

     OUR LONG PRODUCT SALES CYCLES SUBJECT US TO RISK. Our products fall into two categories, those that are standardized and ready to install and use and those that require significant development efforts to implement within the purchasers' own systems. Those products requiring significant development efforts tend to be newly developed technologies that can represent major investments for customers. We rely on potential customers' internal review processes and systems requirements. The implementation of some of our products involves deliveries of small quantities for pilot programs and significant testing by the customers before firm orders are received for production volumes. For these more complex products, the sales process may take one year or longer, during which time we may expend significant financial, technical and management resources, without any certainty of a sale.

     WE MAY BE LIMITED IN OUR USE OF OUR FEDERAL NET OPERATING LOSS CARRYFORWARDS. As of March 31, 1999, we had federal net operating loss carryforwards totaling approximately $80.0 million for federal income tax purposes, approximately $6.0 million of which will expire at the end of 1999, $12.0 million of which will expire at the end of 2000, $9.0 million of which will expire at the end of 2001 and $25.0 million of which will expire at the end of 2002. We do not expect to earn any significant taxable income prior to 2001, and may not do so until later. A net operating loss can generally be carried back two or three years and then forward fifteen or twenty years (depending on the year in which the loss was incurred), and used to offset taxable income earned by a company (and thus reduce its income tax liability).

     Section 382 of the Internal Revenue Code provides that when a company undergoes an "ownership change," the corporation's use of its net operating losses is limited in each subsequent year. An "ownership change" occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company's stock as compared to that shareholder's lowest percentage ownership during the preceding three-year period exceeds fifty percentage points. For purposes of this rule, certain shareholders who own less than five percent of a company's stock are aggregated and treated as a single five-percent shareholder. We intend to issue a substantial number of shares of our common stock in connection with future acquisitions, private placements and/or public offerings. In addition, the exercise of outstanding warrants and certain options to purchase shares of our common stock may require us to issue additional shares of our common stock. The issuance of a significant number of shares of common stock could result in an "ownership change." If we were to experience such an "ownership change," we estimate that we would not be able to use a substantial amount of our available net operating losses to reduce our taxable income.

     The extent of the actual future use of our net operating losses is subject to inherent uncertainty because it depends on the amount of otherwise taxable income we may earn. We cannot give any assurance that we will have sufficient taxable income in future years to actually use any of our net operating losses before they would otherwise expire.

     WE MAY BECOME OBLIGATED TO REPURCHASE THE SHARES OF CERTAIN OF OUR SHAREHOLDERS. In payment of a portion of the consideration for our acquisition of Tritheim in November 1998, we issued 241,266 shares of common stock to certain employees and former shareholders of Tritheim. These shareholders may require us to repurchase their shares for a cash purchase price equal to the fair market value of the shares as of the date of repurchase if we fail to register those shares under the Securities Act of 1933 by May 24, 1999. Our obligation to repurchase the shares will be outstanding until the earlier of the date the shares are registered or the expiration of the holding period under Rule 144 of the Securities Act of 1933. Since we do not expect to register these shares by May 24, 1999, this put right will become exercisable. If the shareholders exercise this put right, our liquidity will be adversely affected.

     OUR PROPRIETARY TECHNOLOGY IS DIFFICULT TO PROTECT AND MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES. Our success depends significantly upon our proprietary technology. We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We currently have a number of patent applications pending. We cannot assure you that any of our applications will be approved, that any new patents will be issued, that we will develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties. Furthermore, we cannot assure you that the patents of others will not have a material adverse effect on our business and operating results.

     If our technology or products are determined to infringe upon the rights of others, we could be required to cease using the technology and stop selling the products if we are unable to obtain licenses to use the technology. We may not be able to obtain a license in a timely manner on acceptable terms or at all. Any of these events would have a material adverse effect on our financial condition and results of operations.

     Patent disputes are common in technology-related industries. We cannot assure you that we will have the financial resources to enforce or defend a patent infringement or proprietary rights action. As the number of products and competitors in our target markets grows, the likelihood of infringement claims also increases. Any claims or litigation may be time-consuming and costly, cause product shipment delays or require us to redesign our products or require us to enter into royalty or licensing agreements. Any of these events would have a material adverse effect on our business and operating results. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology, duplicate our products or design around patents or other intellectual property rights.

     THE NATURE OF OUR PRODUCTS SUBJECTS US TO PRODUCT LIABILITY RISKS. Our customers may rely on certain of our current products and products in development to prevent unauthorized access to computer networks, personal computers, computer files, cellular telephones, digital video broadcasting, websites and real property. A malfunction of or design defect in certain of our products could result in tort or warranty claims. Although we attempt to reduce the risk of exposure from such claims through warranty disclaimers and liability limitation clauses in our sales agreements and by maintaining product liability insurance, we cannot assure you that these measures will be effective in limiting our liability for any damages. Any liability for damages resulting from security breaches could be substantial and could have a material adverse effect on our business and operating results. In addition, a well-publicized actual or perceived security breach involving our conditional access or security products could adversely affect the market's perception of our products in general, regardless of whether any breach is attributable to our products. This could result in a decline in demand for our products, which would have a material adverse effect on our business and operating results.

     WE MAY NOT BE ABLE TO ATTRACT AND RETAIN MANAGEMENT, TECHNICAL AND OTHER KEY PERSONNEL. Our future success depends on our ability to attract and retain management, technical and other key personnel at the corporate level and at each of our subsidiaries. We cannot assure you that we will be able to do so.

     Our ability to execute our acquisition and growth plan depends upon the continued services of Harry I. Freund, Chairman, Jay S. Goldsmith, Vice Chairman, James J. Weis, President and Chief Executive Officer and Richard Phillimore, Executive Vice President/Smart Card Business. Our ability to execute our strategic plan could be materially adversely affected should the services of any of these individuals cease to be available to us. None of these employees is subject to an agreement not to compete with us in the event his services are terminated. We cannot guarantee that we will be able to attract and retain our key personnel in the future. Failure to attract or retain key personnel could have a material adverse effect on our operations.

     YEAR 2000 COMPLIANCE ISSUES COULD NEGATIVELY IMPACT OUR BUSINESS.

     Year 2000 Issue

     The Year 2000 issue concerns the potential exposures that our company and other companies have because certain computer systems, computer chips and hardware use two digits, rather than four, to define the applicable year. On January 1, 2000, these systems and programs may recognize the date as January 1, 1900 and may process data incorrectly or stop processing data altogether.

     Status of Remediation

     Our assessment of the impact of the Year 2000 issue focuses on three functional areas:

              information technology, which includes computer systems and related application software;

              embedded chips, which are hidden internal components of many non-computer devices and equipment as well as our own products; and

              business partners, which include suppliers, vendors, third party manufacturers and customers.

     In the coin products segment of our business, we have performed an assessment of potential Year 2000 exposures to our business processes, infrastructure and communications. Substantially all of the internal information systems, communications systems, building security systems and embedded chips in areas such as manufacturing processes in this segment have been identified, assessed and categorized for Year 2000 compliance. Computer hardware and software, operating systems and utilities, desktop applications, computer peripherals, business partners, embedded chips and plant facilities have been included in the project scope. The products manufactured by the coin products segment have been tested and we believe that they are Year 2000 compliant. The only items for which Year 2000 compliance are not known are low-risk devices, such as an alarm system, which would not materially impact normal operations if they malfunctioned. We have identified one device that is non-compliant: the application program used for certain critical functions such as order entry, inventory management and accounting, which will undergo remediation during the second quarter of 1999. In addition, certain older generation personal computers have been identified as requiring Year 2000 software upgrades or will need to be replaced. While we expect all systems in our coin products segment to be Year 2000 compliant, we can give no assurance that compliance will be achieved with respect to those items not currently compliant or for which compliance is not known. In addition, there can be no assurance that the failure to ensure Year 2000 compliance will not have a material adverse impact on our business and operating results.

     In the technology products segment of our business, the status of our Year 2000 compliance assessment varies by subsidiary. Greystone's Year 2000 compliance program is currently in the assessment phase. To date, Greystone has compiled an inventory of its information technology and non-information technology systems, and is currently determining a methodology to achieve compliance or develop contingency plans for those systems identified as non-compliant. We believe that Greystone's products are Year 2000 ready. However, there are two software applications that are deemed critical to Greystone's business that have not yet been evaluated specifically for Year 2000 compliance. There can be no assurance that such software applications or that Greystone's information technology or non-information technology systems are or will be Year 2000 compliant. We will be materially adversely affected if Greystone fails to be Year 2000 compliant.

     We are in the early stages of assessment with respect to the Year 2000 compliance of Greenwald Intellicard, Tritheim and Amazing. We initiated limited Year 2000 readiness efforts and have performed some due diligence with respect to the products of these subsidiaries, but we have not performed a comprehensive assessment of the Year 2000 compliance of their internal systems, products, vendors or business partners. We believe that Greenwald Intellicard's and Amazing's products are Year 2000 ready. Tritheim has entered into agreements with two of its main suppliers in which it ensured its business continuity into the Year 2000, but we have not yet evaluated its Year 2000 readiness. Tritheim's failure to achieve Year 2000 compliance could therefore have a material adverse effect on our business and financial condition. To address the limited state of Year 2000 assessment efforts in our technology products segment, we intend to compile an inventory of items with possible Year 2000 implications with respect to this segment, and to prepare, prioritize and assess an inventory of critical suppliers and business partners. We have created a partial inventory of computer hardware and software, which is in the process of being assessed for possible Year 2000 problems. We expect to identify and remediate non-compliant Year 2000 information technology and embedded chips by the end of 1999, but there can be no assurance that compliance will be achieved or that the failure to ensure Year 2000 compliance will not have a material adverse impact on our business and financial condition. Furthermore, there can be no assurance that use of any of our products in connection with other products that are not Year 2000 compliant, including non-compliant hardware and software, will not result in the inaccurate exchange of dates and result in performance problems or system failures.

     Third Party Compliance

     Our Year 2000 project scope extends to assessing issues affecting suppliers' and customers' products, services, systems and operations. We have contacted approximately 200 suppliers and business partners in our coin products segment with requests for Year 2000 status updates, have received responses from approximately 40% of those contacted and are following up on all unsatisfactory responses. In our technology products segment, We have contacted 20 vendors and business partners, 50% of whom have responded. We intend to prepare, prioritize and assess an inventory of additional critical suppliers and business partners in our technology products segment and to contact them regarding their Year 2000 status by the end of the second quarter of 1999.

     Contingency Plans

     We are currently in the process of developing contingency plans for potential Year 2000 failures. With respect to our coin products segment, we have conducted research on the possible consequences of a broken supply chain resulting from the Year 2000 issue and how to work around a failure. We intend to rely on the existing disaster recovery plan in the event of a significant impact to our coin products business resulting from the Year 2000 issue. We intend to develop, where practicable, contingency plans for all mission critical processes by the end of 1999.

     Estimated Costs

     We currently estimate that the costs for Year 2000 remediation projects for our coin products segment and for project management, inventory and identification of non-compliant systems in our technology products segment will be less than $250,000. For our technology products segment, our Year 2000 assessment is in the very early stages. As such, we have not yet determined an estimate of the costs for any Year 2000 remediation projects that may be required for this segment. Year 2000 expenditures are financed through cash on hand and funds generated from operations, and are capitalized to the extent they enhance the capabilities and useful life of the underlying systems.

     We have not assessed the specific financial impact of not being Year 2000 compliant. In connection with our acquisitions of each of Tritheim, Amazing and Greystone, certain of the sellers gave us representations and warranties with respect to the Year 2000 compliance of the applicable company's information technology. Subject to certain financial limitations, certain of the sellers are required to indemnify us for any losses we may incur as a result of any breach of such representations and warranties. These indemnification obligations of such sellers expire in May 2000. However, any failure to be Year 2000 compliant could have a material adverse effect on our business, results of operations and financial condition.

     FLUCTUATIONS IN THE CURRENCY EXCHANGE RATE BETWEEN THE U.S. DOLLAR AND THE NEW TAIWAN DOLLAR COULD HAVE AN ADVERSE EFFECT ON OUR OPERATING RESULTS. One of our principal suppliers is located in Taiwan. Our purchases from this supplier were approximately $2.1 million in 1998 and are expected to continue at that level in the future. As a result, a portion of our purchases is subject to certain risks, including tariffs and other trade barriers, currency exchange risks and exchange controls. These factors could have a material adverse effect on our business and operating results.

     Also, as a result of our Taiwanese purchases, a portion of our supply costs are subject to significant fluctuations based upon changes in the exchange rate of the new Taiwan dollar in relation to the U.S. dollar. We do not currently engage in hedging activities with respect to foreign currency exposure. Our management will continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations.

     WE ARE SUBJECT TO GOVERNMENT REGULATION. Market needs and competitive pressures require that our products contain mathematical methods used to protect data or establish the genuineness of data called cryptographic algorithms, in order to protect information and cash substitutes stored in smart cards. The U.S. and many other governments restrict the export of products containing "strong cryptography" for reasons of national security. In the case of the U.S., "strong cryptography" means any product exceeding 40 bits of symmetric algorithms or 512 bits of asymmetric algorithms. Companies wishing to export products of this nature are subject to a license requirement. Our PCDefender product uses a 448 bit symmetric key for its privacy function, and would therefore require a license for export. Currently, we do not export this product. However, if we decide to export PCDefender , we could not do so without obtaining an export license. Export, import and usage of such cryptographic algorithms are subject to a large and changing body of regulations in the United States. Our failure to comply with any regulations that may be enacted with respect to cryptographic algorithms would have a material adverse effect on our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk primarily through its short-term investments. The Company's investment policy calls for investment in short-term, low risk instruments. As of March 31, 1999, short-term investments (principally treasury bills) were $12.4 million. Due to the nature of these investments, any decrease in rates would not have a material impact on the Company's financial condition and results of operations. Foreign exchange rate risk principally relates to supply costs denominated in the new Taiwan dollar. Such supply costs amounted to approximately $2.1 million in fiscal 1998. The Company does not currently engage in hedging activities with respect to foreign currency exposure. The Company will continue to monitor exposure to currency fluctuations and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits required by Item 601 of Regulation S-K.

    Exhibit 27: Financial Data Schedule

  (b) Reports on Form 8-K:

        Form 8-K/A dated February 5, 1999 containing the financial statements and pro forma information relating to the November 24, 1998 acquisition of Tritheim Technologies, Inc.

        Form 8-K dated February 26, 1999 relating to the February 11, 1999 acquisition of Amazing! Smart Card Technologies, Inc.

        Form 8-K dated March 8, 1999 relating to the February 22, 1999 acquisition of Greystone Peripherals, Inc.

                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PUBLICARD, INC.
                                       (Registrant)



Date: May 17, 1999                    /s/ James J. Weis
                                      James J. Weis, President and Chief
                                      Executive Officer


                                      /s/ Antonio L. DeLise
                                      Antonio L. DeLise, Vice President -
                                      Finance, Principal Financial and
                                      Accounting Officer