Form 10-Q
period 1999-06-30
PUBLICARD INC
filed 1999-08-13
CIK 81050

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                         _________________

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

           75 Kings Highway Cutoff, Fairfield, CT 06430
             (Address of principal executive offices)

                        (203) 368-6800
     (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No      .


Number of shares of Common Stock outstanding as of July 31, 1999:
18,349,809





PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              PUBLICARD, INC.
                           AND SUBSIDIARY COMPANIES

                      CONSOLIDATED BALANCE SHEETS AS OF
                     JUNE 30, 1999 AND DECEMBER 31, 1998
                      (in thousands except share data)

                                                        June 30,   December 31,
                                                          1999          1998
                                                       (unaudited)
                                 ASSETS
Current assets:
 Cash, including short-term investments of $7,796 in
    1999 and $17,547 in 1998                           $  9,217    $ 18,482
 Trade receivables, less allowance for doubtful accounts  2,725       1,988
 Inventories                                              4,550       2,810
 Net assets of discontinued operations                        -       1,518
 Other                                                      507         481
  Total current assets                                   16,999      25,279

Property, plant and equipment:
 Land                                                       234         234
 Buildings                                                2,402       2,377
 Machinery and equipment                                  3,840       2,656
 Less - accumulated depreciation                         (1,955)     (1,661)
                                                          4,521       3,606

Goodwill                                                 21,905       9,781
Other assets                                              1,252       1,262
                                                       $ 44,677    $ 39,928

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt                  $    147    $    147
 Trade accounts payable                                   2,309       1,331
 Accrued liabilities                                      5,698       4,384
  Total current liabilities                               8,154       5,862

Long-term debt                                              919         991
Other non-current liabilities                             6,736       7,780
  Total liabilities                                      15,809      14,633

Redeemable shares                                         2,029       3,378

Shareholders' equity:
 Common shares, $0.10 par value,
    Authorized, 40,000,000 shares
    Issued - 21,783,272 shares in 1999 and
      20,300,954 in 1998                                  2,178       2,030
 Additional paid-in capital                              84,098      67,091
 Accumulated deficit                                    (50,346)    (38,891)
 Common shares held in treasury, at cost                 (8,252)     (8,207)
 Unearned compensation                                     (839)       (106)
  Total shareholders' equity                             26,839      21,917
                                                       $ 44,677    $ 39,928

The accompanying notes to the consolidated financial statements are an integral part of these statements.




                              PUBLICARD, INC.
                         AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                     (in thousands except share data)
                                (unaudited)


                                     Three Months Ended      Six Months Ended
                                          June 30,                June 30,


                                       1999        1998       1999     1998

Net sales                          $    6,276   $  4,120   $ 11,472  $ 8,285
Cost of sales                           3,819      2,797      7,229    5,482
  Gross margin                          2,457      1,323      4,243    2,803

Operating expenses:
  General and administrative            1,993      1,171      3,978    2,344
  Sales and marketing                   1,517        222      2,697      421
  Product development                     772        139      1,433      315
  In-process research and development       -          -      2,919        -
  Goodwill amortization                 1,058         16      1,731       29
                                        5,340      1,548     12,758    3,109
  Income (loss) from operations        (2,883)      (225)    (8,515)    (306)

Other income (expenses):
  Interest income                         109        133        263      279
  Interest expense                        (70)       (74)      (165)    (160)
  Cost of pensions - nonoperating        (185)      (212)      (420)    (439)
  Other expense                          (121)      (563)       (74)    (470)
                                         (267)      (716)      (396)    (790)

Income (loss) from continuing
  operations                           (3,150)      (941)    (8,911)  (1,096)

Discontinued operations:
  Income (loss) from discontinued
    operations                            (92)       104       (444)     181
  Loss on disposition of discontinued
    operations                         (2,100)         -     (2,100)       -
Net income (loss)                  $   (5,342)  $   (837)  $(11,455) $  (915)

Basic earnings (loss) per
 common share:
  Continuing operations            $     (.17)  $   (.07)  $   (.50) $  (.08)
  Discontinued operations                (.12)       .01       (.14)     .01
                                   $     (.29)  $   (.06)  $   (.64) $  (.07)


Weighted average shares
  outstanding                  18,250,274  13,056,105  17,825,907  13,053,030


The accompanying notes to the consolidated financial statements are an integral part of these statements.




                             PUBLICARD, INC.
                         AND SUBSIDIARY COMPANIES

              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED JUNE 30, 1999
                    (in thousands except share data)
                                (unaudited)


              Common Shares  Additional  Accumu-   Common  Unearned  Share-
               Shares         Paid-in    lated    Treasury  Compen-  holders'
               Issued  Amount  Capital   Deficit   Shares   sation   Equity


Balance-Dec.
31, 1998     20,300,954  $2,030  $67,091  $(38,891)  $(8,207)  $(106) $21,917

Common shares
issued under
stock options
plans           355,917      36      519         -       (45)      -      510


Common shares
issued for
business
acquisitions   1,121,401    112   14,219         -         -       -    14,331


Issuance of
restricted
shares and
grant of stock
options            5,000      -     1,423        -         -  (1,423)       -


Amortization
of unearned
compensation           -      -         -        -         -     690       690


Market adjustment
to redeemable
shares                 -      -       846        -         -       -       846



Net loss               -      -         -  (11,455)        -       -   (11,455)


Balance
June 30,
1999           21,783,272 $2,178  $84,098 $(50,346)  $(8,252)  $(839)  $26,839



(1) Represents common shares held in treasury of 3,665,005 and 3,660,268 as of June 30, 1999 and December 31, 1998, respectively.






The accompanying notes to the consolidated financial statements are an integral part of this statement.

                               PUBLICARD, INC.
                           AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                               (in thousands)
                                 (unaudited)
                                                       1999       1998
Cash flows from operating activities:
  Net income (loss) from continuing operations        $(8,911)  $(1,096)
  Adjustments to reconcile loss to net cash used in
    continuing operations:
     In-process research and development                2,919         -
     Amortization of goodwill                           1,731        29
     Amortization of unearned compensation                690         -
     Depreciation                                         294       196
     Changes in operating assets and liabilities,
       excluding effect of acquisitions:
       Trade receivables                                 (189)      173
       Inventories                                       (407)       33
       Other current assets                                42       332
       Other assets                                        26       (16)
       Trade accounts payable                            (297)      227
       Accrued liabilities                               (553)     (243)
       Other non-current liabilities                   (1,062)   (1,007)
                 Net cash used in continuing operations(5,717)   (1,372)
  Net income (loss) from discontinued operations       (2,544)      181
  Loss on disposition of discontinued operations        2,100         -
  Changes in net assets of discontinued operations        315      (221)
               Net cash used in discontinued operations  (129)      (40)

               Net cash used in operating activities   (5,846)   (1,412)


Cash flows from investing activities:
       Payments for businesses acquired                (2,734)     (314)
       Capital expenditures                              (620)     (139)
          Net cash used in investing activities        (3,354)     (453)

Cash flows from financing activities:
       Repayments of term loans and notes payable         (72)      (65)
       Proceeds from the issuance of common shares        510       600
       Purchase of redeemable shares                     (503)        -
       Purchase of treasury stock                           -      (320)

           Net cash (used in) provided by financing
             activities                                   (65)      215

Net decrease in cash                                   (9,265)   (1,650)
Cash - beginning of period                             18,482    13,077
Cash - end of period                                   $9,217   $11,427

Supplemental disclosures of cash flow information:
       Cash paid for interest                          $  252   $   281
       Non-cash investing activity:
           Businesses acquired for common stock        14,331         -
       Non-cash financing activity:
           Stock option exercises                          45         -
The accompanying notes to the consolidated financial statements are an integral part of these statements.


Note 1 - BASIS OF PRESENTATION

Description of the business
   PubliCARD, Inc. ("PubliCARD" or the "Company") was incorporated in the Commonwealth of Pennsylvania in 1913. The Company was known as Publicker Industries Inc. until 1998, when its name was changed to PubliCARD, Inc. The Company operates in two segments: technology products and coin products. In its technology business, the Company develops smart cards, smart card readers, smart card value transfer stations, operating systems for smart cards and smart card-related application software. The Company's smart card products are used predominantly for conditional access and security systems, payment systems, loyalty programs and data storage systems. The Company's smart card products are used in many industries, including information technology, pay television, transportation, commercial laundry and retail (including electronic commerce). The Company also develops and manufactures Portable Computer Memory Card International Association ("PCMCIA") products, hard disk duplicators and digital camera flash film readers, which are sold to original equipment manufacturers, value-added resellers, value-added distributors and end users. In its coin products business, the Company, through its wholly-owned subsidiary, Greenwald Industries, Inc. ("Greenwald Industries"), is the leading designer and manufacturer of coin meter systems used in the commercial laundry appliance industry.

Basis of presentation
   The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of June 30, 1999 and the results of their operations and cash flows for the three and six months ended June 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998, as amended.

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


Note 2 - INVENTORIES

   Inventories at June 30, 1999, and December 31, 1998, consisted of the following (in thousands):

                                           June 30,     December 31,
                                             1999           1998

       Raw materials and supplies      $    3,379     $    1,756
       Work in process                        208            214
       Finished goods                         963            840
                                       $    4,550     $    2,810


Note 3 - ACQUISITIONS

   In February 1998, the Company purchased, through a joint venture arrangement in Greenwald Intellicard, Inc., ("Greenwald Intellicard"), the assets and intellectual property of Intellicard Systems, Ltd. Greenwald Intellicard develops, manufactures and markets smart card systems for the commercial laundry appliance and other industries. The initial cash investment in Greenwald Intellicard, all of which was provided by the Company, was $314,000. The Company had two fixed price options aggregating $400,000 plus 33,000 shares of common stock to increase its ownership to 100%. The Company exercised the first option on February 17, 1999 thereby increasing its ownership interest in Greenwald Intellicard to 65% and intends to exercise the second option which is exercisable beginning February 1, 2000. Since the Company has funded all of Greenwald Intellicard's operations and losses, it intends to exercise the purchase options, its venture partner has limited financial resources and it has significant managerial and financial influence, the operations of Greenwald Intellicard have been consolidated with the Company's since inception of the joint venture.

   On November 24, 1998, the Company acquired 100% of the common stock of Tritheim Technologies, Inc. ("Tritheim"), a Florida company that develops conditional access and security products for software, computers and the electronic information and digital video broadcast industries. The aggregate purchase price was approximately $10.4 million and included the issuance of 1,495,037 shares of common stock and options to purchase a total of 333,270 shares of common stock. On February 11, 1999, the Company acquired 100% of the common stock of Amazing! Smart Card Technologies, Inc. ("Amazing"), a California company that develops smart card solutions and smart cards for the Internet and loyalty programs. The aggregate purchase price was approximately $5.9 million and included the issuance of 350,000 shares of common stock and options to purchase a total of 457,503 shares of common stock. On February 22, 1999, the Company also acquired 100% of the common stock of Greystone Peripherals, Inc. ("Greystone"), a California company that develops PCMCIA products, digital camera flash film readers and hard disk duplicators. The aggregate purchase price was approximately $9.1 million and included the issuance of 746,401 shares of common stock and options to purchase a total of 132,388 shares of common stock. The amount and components of the estimated purchase price along with the preliminary allocation of the estimated purchase price are as follows (in thousands):

                                   Tritheim    Amazing    Greystone
  Purchase price:
  Value of common stock and
      stock options                $  9,743    $ 5,327    $ 8,729
  Acquisition expenses                  695        597        414
                                   $ 10,438    $ 5,924    $ 9,143
  Allocation of purchase price:
  Net assets (liabilities) of
     acquired businesses           $   (713)   $(1,371)   $   306
  In-process research and
     development                      2,800      1,509      1,410
  Goodwill                            8,351      5,786      7,427
                                $    10,438    $ 5,924    $ 9,143

    The assets and liabilities of Tritheim, Amazing and Greystone were recorded at their estimated fair values as of the respective acquisition dates and are subject to adjustment when additional information concerning asset and liability valuations and acquisition related expenses is finalized. The aggregate fair value of research and development efforts that had not reached technological feasibility and had no alternative future uses was determined by appraisal to be $2.8 million, $1.5 million and $1.4 million for Tritheim, Amazing and Greystone, respectively, and was expensed at the respective acquisition dates. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible assets acquired and is amortized using the straight-line method over its estimated life of five years.

    The acquisitions of Tritheim, Amazing and Greystone have been accounted for under the purchase method of accounting and, accordingly, their results are included in the consolidated financial statements of the Company since the respective acquisition dates. The following summarized unaudited pro forma financial information for the six months ended June 30, 1999 and 1998, assumes that the acquisitions had occurred as of January 1 of each period (in thousands except per share data):
                                                    Six months ended
                                                          June 30,
                                                       1999     1998

     Net sales                                      $ 12,133  $ 11,388
     Net loss from continuing operations              (9,727)  (11,292)
     Net loss per share from continuing operations      (.52)     (.72)


     The summarized pro forma information for the six months ended June 30, 1999 and 1998 reflects charges of $2.9 million and $5.7 million, respectively, to expense in-process research and development relating to the acquired businesses. The pro forma information is not necessarily indicative of the results that would have been reported had such acquisitions actually occurred on the dates specified, nor is it intended to project the Company's results of operations or financial position for any future period or date.

     On June 30, 1999, the Company announced that it executed a letter of intent to acquire all of the assets of Absec Ltd., a designer, manufacturer and distributor of cost recovery and cashless payment and control systems. Consummation of the acquisition is subject to, among other things, negotiation and execution of a mutually satisfactory definitive acquisition agreement and satisfaction or waiver of the conditions that may be specified in that agreement.


Note 4 - REDEEMABLE SHARES

     The Company was required to register 241,266 shares of Company common stock issued as a portion of the merger consideration in the Tritheim acquisition under a shelf registration statement under the Securities Act of 1933, as amended. If the shelf registration statement was not effective by May 24, 1999, the holders of these shares were entitled, for a specified period of time, to cause the Company to repurchase their shares for a cash purchase price equal to the fair market value of the shares on the date of repurchase. As such, these shares have been reflected in the accompanying consolidated balance sheet as of December 31, 1998 and June 30, 1999, under the caption "Redeemable shares" and subsequent adjustments to the value of the redemption obligation were charged or credited to additional paid-in capital.

     On July 21, 1999, a registration statement covering the registration of these shares, to the extent not previously redeemed, was declared effective by the Securities and Exchange Commission. Prior to that date, holders caused the Company to repurchase 42,129 shares for $503,000. Upon registration of the shares the repurchase right has terminated.


Note 5 - BUSINESS SEGMENT INFORMATION

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

     For the six months ended June 30, 1999 and 1998, the Company had export sales of approximately $1.7 million and $802,000, respectively. Such sales were principally made into Canada and Europe. Segment information as of and for the six months ended June 30, 1999 and 1998 are as follows (in thousands):

                                                 1999        1998
Net sales to unaffiliated customers:
  Coin products                            $     7,589    $  7,973
  Technology products                            3,883         312
                                           $    11,472    $  8,285

Income (loss) from operations:(1)
  Coin products                            $     1,507    $  1,408
  Technology products                           (3,525)       (140)
  Corporate and other (2)                       (6,497)     (1,574)
                                           $    (8,515)   $   (306)

Identifiable Assets:
  Coin products                            $     9,559    $  8,206
  Technology products                           24,686         521
  Corporate and other                           10,432      15,485
                                           $    44,677    $ 24,212

Depreciation and Amortization Expense:
  Coin products                            $       175    $    180
  Technology products                            1,803           5
  Corporate and other                              737          40
                                           $     2,715    $    225

Capital expenditures:
  Coin products                            $       278    $    130
  Technology products                              230           7
  Corporate and other                              112           2
                                           $       620    $    139

(1)Before interest income, interest expense and items of a nonoperating nature.

(2) The 1999 loss from operations for Corporate and other includes a charge of $2.9 million to expense in-process research and development associated with the Amazing and Greystone acquisitions, $676,000 relating to the corporate sales and marketing group established in early 1999 and $690,000 of amortization expense relating to several stock awards and stock option grants.

Note 6 - DISCONTINUED OPERATIONS

  In March 1999, the Company's board of directors adopted a plan to dispose of its engineering services subsidiary, Orr-Schelen-Mayeron and Associates, Inc. ("OSM"). The Company has been seeking buyers and expects to sell OSM by December 31, 1999. During the second quarter of 1999, the Company revised its estimates of expected sales proceeds and operating results through the expected disposition date and recorded a loss provision of $2.1 million. The majority of the loss provision covers the writeoff of OSM's goodwill. The loss on disposition of OSM was based on estimates of the proceeds expected to be realized on the sale. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the charge recorded.

  OSM's sales for the six months ended June 30, 1999 and 1998 were $3.7 million and $4.8 million, respectively. The results of operations for the three and six months ended June 30, 1998, have been restated to reflect OSM as a discontinued operation.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


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

       PubliCARD also develops and manufactures PCMCIA products, hard disk duplicators and digital camera flash film readers which are sold to original equipment manufacturers, value-added resellers, value-added distributors and end users. In its coin products business, PubliCARD, through Greenwald Industries, is a leading designer and manufacturer of coin meter systems used in the commercial laundry appliance industry.

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

       On June 30, 1999, the Company announced that it executed a letter of intent to acquire all of the assets of Absec Ltd., a designer, manufacturer and distributor of cost recovery and cashless payment and control systems. Consummation of the acquisition is subject to, among other things, negotiation and execution of a mutually satisfactory definitive acquisition agreement and satisfaction or waiver of the conditions that may be specified in that agreement.

       Greenwald Intellicard was acquired for cash; the other companies were acquired for shares of PubliCARD common stock. PubliCARD typically amortizes goodwill associated with the acquisition of technology companies over five years.

       The aggregate purchase price paid in the Tritheim, Amazing and Greystone acquisitions amounted to approximately $25.5 million and included the issuance of 2,591,438 shares of common stock and options to purchase a total of 923,161 shares of common stock. The assets and liabil-ities of acquired businesses were recorded at their fair estimated values as of the respective acquisition dates and are subject to adjustment when additional information concerning asset and liability valuations is finalized. The aggregate fair value of research and development efforts that had not reached technological feasibility and had no alternative future uses was determined by appraisal to be $2.8 million, $1.5 million and $1.4 million for Tritheim, Amazing and Greystone, respectively, and was expensed at the respective acquisition dates. Tritheim, Amazing and Greystone had 16 projects in various states of completion ranging from 8% to 82% complete at the time of the acquisitions, including a smart card-enabled software product that enables a personal computer to encrypt and decrypt computer files and e-mail and secures personal computer access, ASICs to incorporate multiple chip set functionality into a single integrated circuit board, an enhanced smart card operating system, smart card data access technology, several hard disk duplicator projects to enhance duplication speeds or add various software options and expansion of interface capability of digital flash film reader products. As of June
30, 1999, three of the 16 projects were complete and estimated costs to complete the remaining projects aggregate approximately $525,000. PubliCARD expects to complete development of the remaining in-process projects at various dates in 1999 and the first quarter of 2000.

       PubliCARD determined the value assigned to in-process technology by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the percentage of completion of each project, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present values. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. PubliCARD used the following assumptions, among others, to estimate discounted net cash flows:

              The projected revenues were based on management's estimates of total market size, penetration rate and life expectancy for each particular product. For the majority of products, revenue was expected to cease beyond 2002 as other new products were expected to enter the market. Revenues for three in-process products were expected to peak in 2003 and decline rapidly in 2004-2006.

              The projected cost of sales, sales and marketing expenses, general and administrative expenses and income taxes were estimated by management based on expected and historical operating characteristics.

              A risk-adjusted discount rate was used to discount the net cash flows back to their present value. The discount rate for a specific project incorporated the likelihood of success of each product based on the estimated percentage completed as of the date of the acquisition. The discount rates used to value in-process technology ranged from 23% to 45%.


       Management believes that the assumptions used in the valuation of the purchased in-process research and development reasonably estimate the future benefits attributable to the purchased in-process technology. However, no assurance can be given that commercial or technological viability of these projects will be achieved or that actual results will not deviate from those assumptions in future periods.

       Discontinued Operation

       In March 1999, the Company's board of directors adopted a plan to dispose of its engineering services subsidiary, OSM. The Company has been seeking buyers and expects to sell OSM by December 31, 1999. During the second quarter of 1999, the Company revised its estimates of expected sales proceeds and operating results through the expected disposition date and recorded a loss provision of $2.1 million. The majority of the loss provision covers the writeoff of OSM's goodwill. The loss on disposition of OSM was based on estimates of the proceeds expected to be realized on the sale. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the charge recorded.

       Presentation

       The results of operations for the three and six months ended June 30, 1998 have been restated to reflect OSM as a discontinued operation. In addition, the results of operations for Amazing and Greystone have been reflected in the 1999 financial statements from the respective acquisition dates thereof.

       Results of Operations

       The following table presents, as a percentage of sales, selected consolidated statements of income data for the three and six months ended June 30, 1999 and 1998.


                                  Three Months Ended  Six Months Ended
                                         June 30,        June 30,
                                       1999   1998     1999   1998
    Net sales:
              Coin products . . . . . . .  59%   94%    66%   96%
              Technology products . . . .  41     6     34     4
                Total net sales. . . . . .100   100    100   100
        Gross margin:
              Coin products (1) . . . . . .38    33     36    35
              Technology products (2) . . .41    13     38    11
                Total gross margin . . . . 39    32     37    34
    Operating expenses:
              General and administrative. .32    28     35    28
              Sales and marketing . . . . .24     5     24     5
              Product development . . . . .12     3     12     4
              In-process research and
                development . . . . . . .   -     -     25     -
              Goodwill amortization . . . .17     1     15     -
                Total operating expenses ..85    38    111    38
    Income (loss) from operations. . . .  (46)   (5)   (74)   (4)
    Other income (expense), net. . . . . . (4)  (17)    (3)  (10)
    Income (loss) from continuing
         operations  . . . . . . . . . .  (50)  (23)   (78)  (13)
_____________________
(1)  Expressed as a percentage of coin products segment sales.
(2)  Expressed as a percentage of technology products segment sales.



Three Months Ended June 30, 1999 Compared to the Three Months Ended June
30, 1998

     Net sales. Consolidated net sales increased by 52% to $6.3 million for the second quarter of 1999 compared to $4.1 million for the second quarter of 1998. Sales for the coin products segment decreased by 5% to $3.7 million in 1999 from $3.9 million in 1998. Coin products are principally sold to the commercial laundry industry which is experiencing a migration of equipment from electro-mechanical to electronic and smart card based. Sales for the technology products segment were $2.6 million for the second quarter of 1999 compared to $233,000 in the second quarter of 1998. The increase in second quarter sales for the technology products segment is due to revenues from the companies acquired during late 1998 and the first quarter of 1999. Coin products accounted for 59% of sales for the second quarter of 1999. The percentage is expected to decline significantly in the future as sales of technology products increase.

     Gross margin. Gross margin as a percentage of sales was 39% in the second quarter of 1999 compared to 32% in the second quarter of 1998. Gross margin for the coin products segment increased to 38% in 1999 from 33% in 1998 principally due to manufacturing productivity improvements. Gross margin for the technology products segment was 41% in 1999 compared to 13% in 1998. The improvement in gross margin is mainly attributable to higher margins on products sold by the recently acquired companies, particularly disk duplicator products, and an improvement in smart card commercial laundry product margins due to lower manufacturing costs.

     Operating expenses. General and administrative expenses were $2.0 million for the second quarter of 1999 compared to $1.2 million in the second quarter of 1998. The increase was due principally to $526,000 of general and administrative expenses from the companies acquired during late 1998 and the first quarter of 1999.

     Sales and marketing expenses were $1.5 million in the second quarter of 1999 compared to $222,000 in the second quarter of 1998. The increase was primarily due to $687,000 of expenses from the companies acquired during late 1998 and the first quarter of 1999 and $596,000 of expenses associated with the corporate sales and marketing group established in early 1999. A portion of the corporate sales and marketing function expenses amounting to $281,000 related to amortization expense in connection with a stock option grant.

     Product development expenses include expenses associated with the development of new products and enhancements to existing products. Product development expenses amounted to $772,000 in the second quarter of 1999 compared to $139,000 in the second quarter of 1998. Product development expenses increased in 1999 primarily due to increased engineering headcount and development costs from the companies acquired during late 1998 and the first quarter of 1999. The Company believes that a significant level of development expenditures are required in order to enable it to quickly introduce new products that incorporate the latest technological advances and to develop and maintain close relationships with key suppliers of components and technologies. The Company's future success will depend upon its ability to develop and to introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers.

     Goodwill amortization increased to $1.1 million for the second quarter of 1999 from $16,000 in the second quarter of 1998. The increase in goodwill amortization results principally from the Tritheim, Amazing and Greystone acquisitions. The Company amortizes goodwill associated with the technology products companies principally over five years and the coin products company over 40 years.

     Other income and expense. Other expense, net was $267,000 in the second quarter of 1999 compared to $716,000 in the second quarter of 1998. Other expense includes pension costs related to discontinued product lines and related plant closing in prior years of $185,000 in
1999 and $212,000 in 1998.   Other expense in 1998 also included a
charge of $563,000 associated with the termination of a letter of intent to acquire five businesses.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30,
1998

     Net sales. Consolidated net sales increased by 38% to $11.5 million for the six months ended June 30, 1999 compared to $8.3 million for 1998. Sales for the coin products segment decreased by 5% to $7.6 million in 1999 from $8.0 million in 1998. Sales for the technology products segment were $3.9 million for the six months ended June 30, 1999 compared to $312,000 in 1998. The increase in sales for the technology products segment is due to revenues from the companies acquired during late 1998 and the first quarter of 1999.

     Gross margin. Gross margin as a percentage of sales was 37% for the six months ended June 30, 1999 compared to 34% for 1998. Gross margin for the coin products segment increased slightly to 36% in 1999 from 35% in 1998. Gross margin for the technology products segment was 38% in 1999 compared to 11% in 1998. The improvement in gross margin is mainly attributable to higher margins on products sold by the recently acquired companies.

     Operating expenses. General and administrative expenses were $4.0 million for the six months ended June 30, 1999 compared to $2.3 million in 1998. The increase was due principally to $860,000 of general and administrative expenses from the companies acquired during late 1998 and the first quarter of 1999 and $128,000 of amortization expense relating to several stock awards and stock option grants. The remaining increase in general and administrative expenses was due to an increase in corporate activities to support the business expansion.

     Sales and marketing expenses were $2.7 million for the six months ended June 30, 1999 compared to $421,000 for 1998. The increase was primarily due to $1.0 million of expenses from the companies acquired during late 1998 and the first quarter of 1999 and $1.2 million of expenses associated with the corporate sales and marketing group established in early 1999. A portion of the corporate sales and marketing function expenses amounting to $563,000 related to amortization expense in connection with a stock option grant.

     Product development expenses amounted to $1.4 million for the six months ended June 30, 1999 compared to $315,000 for 1998. Product development expenses increased in 1999 primarily due to increased engineering headcount and development costs from the companies acquired during late 1998 and the first quarter of 1999.

     Goodwill amortization increased to $1.7 million for the six months ended June 30, 1999 from $29,000 in 1998. The increase in goodwill amortization results principally from the Tritheim, Amazing and Greystone acquisitions.

     Other income and expense. Other expense, net decreased to $396,000 for the six months ended June 30, 1999 from $790,000 in 1998. Interest income and interest expense were comparable between the two periods. Pension costs related to discontinued product lines and related plant closing in prior years decreased to $420,000 in 1999 from $439,000 in 1998. Other expense in 1998 included the $563,000 of acquisition termination costs.

Liquidity

     During the six months ended June 30, 1999, cash, including short-term investments, decreased by $9.3 million to $9.2 million as of June 30, 1999. Operating activities used cash of $5.8 million and consisted principally of the loss from continuing operations of $8.9 million and an increase in working capital offset by the non-cash charges of $5.6 million for acquired in-process research and development associated with the acquisitions of Amazing and Greystone, amortization of goodwill and unearned compensation on stock awards and option grants and depreciation. Investing activities used cash of $3.4 million and consisted of cash paid, including debt assumed and immediately repaid, in connection with the acquisitions of Amazing and Greystone of $2.7 million and capital expenditures of $620,000. Financing activities used cash of $65,000 and consisted principally of the proceeds from the exercise of options to purchase common stock of $510,000 offset by the repurchase of redeemable shares of $503,000.

     During the six months ended June 30, 1999, the Company's capital expenditures totaled $620,000. The Company anticipates that its level of capital expenditures in 1999 will be significantly greater than those in 1998 principally due to the expected expenditure requirements of the recently acquired businesses. The Company has not entered into any material commitments for capital expenditures and has the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 1999 with its available cash resources as well as through capital equipment financing.



     The Company has experienced negative cash flow from operating activities in the past, and expects to experience negative cash flow in 1999 and 2000. Uses of cash subsequent to June 30, 1999, include the following:

          The Company expects that its technology businesses will require ongoing funding to support the expansion of sales and marketing, new product development, working capital growth and capital expenditures.

          An important element of the Company's growth strategy has been and continues to be the acquisition of businesses that complement, enhance or geographically expand the Company's existing business segments, product lines or channels of distribution. As mentioned above, the Company has signed a letter of intent to acquire Absec Ltd. Completion of this acquisition and future acquisition activities will require the expenditure of funds.

          In April 1996, a Consent Decree (the "Consent Decree") among the Company, the United States Environmental Protection Agency and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14.4 million plus interest to the United States and Commonwealth of Pennsylvania. Through June 30, 1999, the Company has made principal payments aggregating $11.8 million. Further payments totaling $2.8 million, including interest, will be made to the United States and Commonwealth of Pennsylvania in the amounts of $1.1 million due
     April 2000, $861,667 due April 2001 and $822,502 due April 2002.

          The Company sponsors a defined benefit pension plan which was frozen in 1993. As of December 31, 1998, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $6.0 million. The annual contribution to the plan is expected to be approximately $1.0 million in 1999 and beyond.

      The Company will have to utilize its current capital resources and external sources of funding to satisfy its needs. Although the Company has generated funds to meet its capital requirements in the past and expects to be able to generate funds to meet its obligations and other needs enumerated above, there can be no assurance that such funds will be available when required.

Factors That May Affect Future Results

     WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, AND WE HAVE ONGOING FUNDING OBLIGATIONS. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in 1999 and 2000. We incurred losses from continuing operations in 1996, 1997, 1998 and the six months ended June 30, 1999 of approximately $3.5 million, $1.9 million, $6.1 million and $8.9 million, respectively. In addition, we experienced negative cash flow from continuing operating activities of $11.4 million, $3.0 million, $3.1 million and $5.7 million in 1996, 1997, 1998 and the six months ended June 30, 1999, respectively.

     We have been and may continue to be obligated to assume or extinguish obligations of the companies we recently acquired. We expect that these acquired companies will require ongoing funding to support the expansion of their sales and marketing efforts, new product development, working capital growth and capital expenditures.

     We also have continuing obligations to fund payments due under the Consent Decree and an underfunded pension plan. As of June 30, 1999, we were required to make future aggregate payments of $2.8 million through April 2002 in connection with the Consent Decree. Consistent with the general practices of environmental enforcement agencies, the Consent Decree does not eliminate our potential liability for remediation of contamination that had not been known at the time of the settlement. The Company sponsors a defined benefit pension plan which was frozen in
1993.   In addition to the cash contribution of approximately $1.0 million we expect to make to the plan in 1999, we are obligated to make continued contributions to the plan in accordance with the rules and regulations prescribed by the Employee Retirement Income Security Act of 1974. Future contribution levels depend in large measure on the mortality rate of plan participants and the investment return on the plan assets.

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

     In February 1998, we acquired, through a joint venture arrangement in Greenwald Intellicard, Inc., the assets and intellectual property of Intellicard Systems, Ltd. We currently own 65% of Greenwald Intellicard and have an option that becomes exercisable in 2000 to acquire the remaining interest. In November 1998, we acquired Tritheim Technologies, Inc. In February 1999, we acquired Amazing! Smart Card Technologies, Inc. and Greystone Peripherals, Inc.

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

                    we will not be able to integrate the operations, products, personnel and facilities of any acquired company;

                    management's attention will be diverted to pursuing acquisition opportunities and integrating acquired products, technologies or companies and will be distracted from performing its regular responsibilities;

                    the companies we acquire will fail to achieve or sustain profitability;

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

     THE DEMAND FOR THE MECHANICAL COIN METER SYSTEMS THAT WE MANUFACTURE IS DECLINING. We design and manufacture mechanical coin meter systems used primarily in the commercial laundry appliance industry. Sales of mechanical coin meter systems accounted for approximately 93% and 66% of our revenues in 1998 and for the six months ended June 30, 1999, respectively. Our sales of mechanical coin meter systems were $15.5 million, $17.0 million, $15.4 million and $7.6 million in 1996, 1997, 1998 and the six months ended June 30, 1999, respectively. We expect the demand for the coin handling equipment that we manufacture to decline as advances are made towards the development of equipment utilizing electronic, smart card or other technologies.

     THE HIGHLY COMPETITIVE MARKETS IN WHICH WE OPERATE COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS. The markets in which we operate are intensely competitive and characterized by rapidly changing technology. We compete against numerous companies, many of which have greater resources than we do, and believe that competition is likely to intensify.

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

     We compete with Gemplus and Schlumberger Technologies among others, in the manufacture and sale of smart cards. Competitors for our smart card readers and writers include SCM Microsystems, Gemplus, Utimaco, Towitoko Electronics and Philips Electronics. In the future, we may also experience competition from IBM and Microsoft. We compete with Schlumberger Technologies, ESD and Set-O-Matic for our commercial laundry smart card products. Our competitors in the disk duplication market include Intelligent Computer Systems, CSC, Wytron, Symantec Corp and MicroHouse. Competitors in the digital flash camera market include SanDisk, Lexmar and SCM Microsystems.

     Competitors offering similar technology include, among others, SCM Microsystems and Actiontec Corporation in PCMCIA products, and Symantec, Wytron and Intelligent Computer Systems in the disk duplication market. SCM Microsystems, SanDisk and Lexmar Corporation are our primary competitors in the digital flash camera market.

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

     WE MAY BE LIMITED IN OUR USE OF OUR FEDERAL NET OPERATING LOSS CARRYFORWARDS. As of June 30, 1999, we had federal net operating loss carryforwards totaling approximately $80.0 million for federal income tax purposes, approximately $6.0 million of which will expire at the end of 1999, $12.0 million of which will expire at the end of 2000, $9.0 million of which will expire at the end of 2001 and $25.0 million of which will expire at the end of 2002. We do not expect to earn any significant taxable income prior to 2001, and may not do so until later. A federal net operating loss can generally be carried back two or three years and then forward fifteen or twenty years (depending on the year in which the loss was incurred), and used to offset taxable income earned by a company (and thus reduce its income tax liability).

     Section 382 of the Internal Revenue Code provides that when a company undergoes an "ownership change," the corporation's use of its net operating losses is limited in each subsequent year. An "ownership change" occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company's stock as compared to that shareholder's lowest percentage ownership during the preceding three-year period exceeds fifty percentage points. For purposes of this rule, certain shareholders who own less than five percent of a company's stock are aggregated and treated as a single five-percent shareholder. We intend to issue a substantial number of shares of our common stock in connection with future acquisitions, private placements and/or public offerings. In addition, the exercise of outstanding warrants and options to purchase shares of our common stock may require us to issue additional shares of our common stock. The issuance of a significant number of shares of common stock could result in an "ownership change." If we were to experience such an "ownership change," we estimate that we would not be able to use a substantial amount of our available federal net operating losses to reduce our taxable income.

     The extent of the actual future use of our federal net operating losses is subject to inherent uncertainty because it depends on the amount of otherwise taxable income we may earn. We cannot give any assurance that we will have sufficient taxable income in future years to actually use any of our federal net operating losses before they would otherwise expire.

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

     Based on our assessment to date, we believe that the current versions of our products are Year 2000 ready. New products are being designed to be Year 2000 ready. Although our products have undergone, or will undergo, our usual quality testing procedures, there can be no assurance that our products will contain all necessary date code changes. Furthermore, use of our products in connection with other products which are not Year 2000 compliant, including non-compliant hardware, software and firmware, may result in inaccurate exchange of dates and result in performance problems or system failures. In addition, older product versions may not be Year 2000 ready. Any failure of our products to perform properly or at all, or any system malfunctions of our products associated with the onset of Year 2000, could result in claims against us and have a material adverse affect on us.

     We have conducted a process to identify and assess potential Year
2000 exposures to our business processes, infrastructure and communications. Substantially all of the internal information systems, communications systems, building security systems and embedded chips in areas such as manufacturing processes have been identified, assessed and
categorized for Year 2000 compliance.   We have included computer hardware
and software, operating systems and utilities, desktop applications, computer peripherals, business partners, embedded chips and plant facilities in the project scope.

     The only items for which we do not know Year 2000 compliance status are low-risk devices, such as certain alarm systems and office equipment, which would not materially impact normal operations if they malfunctioned, and certain embedded chips and packaged software where the remediation is believed to require minimal effort. We have several application programs used for certain critical functions such as order entry, inventory management and accounting, which we expect to remediate during the third quarter of 1999. In addition, we have identified certain older generation personal computers, file servers, embedded chips and telephone systems as requiring Year 2000 software upgrades or replacement. While we expect all systems to be Year 2000 compliant, we can give no assurance that compliance will be achieved with respect to those items not currently compliant or for which compliance is not known. In addition, we cannot assure you that the failure to ensure Year 2000 compliance will not have a material adverse impact on our business and operating results.

     Third Party Compliance

     Our Year 2000 project scope extends to identifying and assessing issues affecting suppliers' and customers' products, services, systems and operations. We have identified approximately 150 major suppliers and other third parties integral to the operations of our business and have initiated communications with those parties. To date, we have received responses from approximately 50% of those contacted. For those suppliers or vendors deemed to be critical or important to our business, we are following up on all unsatisfactory responses or non-responses. We intend to arrange, to the extent available, alternate supplier sources in the event a third party vendor is deemed to be non-compliant or is materially impacted by Year 2000 issues. However, we cannot assure you that we will be able to identify and resolve any significant Year 2000 problems related to third party products or services. Any failure of these suppliers or other third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

     Contingency Plans

     We are currently in the process of developing contingency plans for potential Year 2000 failures. We intend to develop, where practicable, contingency plans for all mission critical processes by the end of 1999. Any failure by us to address any unforeseen Year 2000 issues could adversely effect on our business, financial condition and results of operations.

     Estimated Costs

     We currently estimate that the costs for defined Year 2000 remediation projects and for project management, inventory and identification of non-compliant systems will be less than $250,000. We have not completed the scope, definition and contingency plans for every identified non-compliant system, device or third party provider nor can we assure you that we have identified all possible Year 2000 deficiencies. Accordingly, we cannot assure you that we will timely identify and remedy all significant Year 2000 problems, that any such remediation efforts will not involve significant time and expense or that such problems or additional remediation expenditures will not have a material adverse effect on our business, financial condition and results of operations. We finance our Year 2000 expenditures through cash on hand and funds generated from operations, and capitalize them to the extent they enhance the capabilities and useful life of the underlying systems.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk primarily through its short-term investments. The Company's investment policy calls for investment in short-term, low risk instruments. As of June 30, 1999, short-term investments (principally treasury bills) were $7.8 million. Due to the nature of these investments, any decrease in rates would not have a material impact on the Company's financial condition and results of operations. Foreign exchange rate risk principally relates to supply costs denominated in the new Taiwan dollar. Such supply costs amounted to approximately $2.1 million in fiscal 1998. The Company does not currently engage in hedging activities with respect to foreign currency exposure. The Company will continue to monitor exposure to currency fluctuations and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations.






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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits required by Item 601 of Regulation S-K.

    Exhibit 27: Financial Data Schedule (EDGAR version only)

  (b) Reports on Form 8-K:

        Form 8-K/A dated April 27, 1999 containing the financial statements and pro forma information relating to the February 11, 1999 acquisition of Amazing! Smart Card Technologies, Inc.

        Form 8-K dated May 6, 1999, containing the financial statements and pro forma information relating to the February 22, 1999 acquisition of Greystone Peripherals, Inc.



                        SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PUBLICARD, INC.
                             (Registrant)



Date: August 13, 1999        /s/ James J. Weis
                             James J. Weis, President and Chief
                             Executive Officer


                             /s/ Antonio L. DeLise
                             Antonio L. DeLise, Vice President -
                             Finance, Principal Financial and
                             Accounting Officer