Form 10-Q
period 1999-09-30
PUBLICARD INC
filed 1999-11-10
CIK 81050

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                         _________________

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Yes   X    No      .


Number of shares of Common Stock outstanding as of October 31, 1999:
21,747,309

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                               PUBLICARD, INC.
                         AND SUBSIDIARY COMPANIES

                      CONSOLIDATED BALANCE SHEETS AS OF
                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                      (in thousands except share data)

                                              September 30, December31,
                                                   1999        1998
                                                    (unaudited)
                             ASSETS
Current assets:
 Cash, including short-term investments of
 $5,301 in 1999 and $17,547 in 1998                 $ 5,890   $ 18,482
 Trade receivables, less allowance for doubtful
     accounts                                         4,955      1,988
 Inventories                                          4,686      2,810
 Net assets of discontinued operations                    -      1,518
 Other                                                  471        481
  Total current assets                               16,002     25,279

Property, plant and equipment:
 Land                                                   234        234
 Buildings                                            2,403      2,377
 Machinery and equipment                              4,051      2,656
 Less - accumulated depreciation                     (2,121)    (1,661)
                                                      4,567      3,606

Goodwill                                             20,760      9,781
Other assets                                          1,138      1,262
                                                    $42,467    $39,928

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt                $  147     $  147
 Trade accounts payable                               2,723      1,331
 Accrued liabilities                                  6,009      4,384
  Total current liabilities                           8,879      5,862

Long-term debt                                          883        991
Other non-current liabilities                         6,861      7,780
  Total liabilities                                  16,623     14,633

Redeemable shares                                         -      3,378

Shareholders' equity:
 Common shares, $0.10 par value,
    Authorized, 40,000,000 shares
    Issued - 22,137,814 shares in 1999
       and 20,300,954 in 1998                         2,214      2,030
 Additional paid-in capital                          86,351     67,091
 Accumulated deficit                                (53,835)   (38,891)
 Common shares held in treasury, at cost             (8,350)    (8,207)
 Unearned compensation                                 (536)      (106)
  Total shareholders' equity                         25,844     21,917
                                                    $42,467    $39,928
The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               PUBLICARD, INC.
                         AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                     (in thousands except share data)
                                (unaudited)


                                 Three Months Ended   Nine Months Ended
                                      September 30,       September 30,


                                     1999      1998     1999    1998

Net sales                           $8,176    $4,303  $19,647 $12,587
Cost of sales                        5,475     2,957   12,704   8,437

Gross margin                         2,701     1,346    6,943   4,150

Operating expenses:
General and administrative           2,190     1,182    6,167   3,526
Sales and marketing                  1,662       187    4,359     609
Product development                    894       168    2,327     483
In-process research and development      -         -    2,919       -
Goodwill amortization                1,145        14    2,876      44
                                     5,891     1,551   18,648   4,662
Income (loss) from operations       (3,190)     (205) (11,705)   (512)

Other income (expenses):
Interest income                         82       130      345     410
Interest expense                       (67)      (73)    (232)   (233)
Cost of pensions - nonoperating       (166)     (202)    (586)   (641)
Other expense                         (147)     (348)    (222)   (818)
                                      (298)     (493)    (695) (1,282)

Income (loss) from continuing
     operations                     (3,488)     (698) (12,400) (1,794)

Discontinued operations:
  Income (loss) from discontinued
     operations                          -       (31)    (444)    150

Loss on disposition of discontinued
     operations                          -         -   (2,100)      -
Net income (loss)                  $(3,488)    $(729)$(14,944) (1,644)

Basic earnings (loss) per common share:
Continuing operations                $(.19)    $(.05)  $ (.69)  $(.14)
Discontinued operations                  -         -     (.14)    .01
                                     $ (.19)    $(.05)  $ (.83)  $(.13)

Weighted average shares
    outstanding          18,389,708  13,291,602  18,004,778  13,124,601


The accompanying notes to the consolidated financial statements are an integral part of these statements.


                             PUBLICARD, INC.
                         AND SUBSIDIARY COMPANIES

              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                    (in thousands except share data)
                                (unaudited)


      Common Shares    Additional                  Common               Share-
    Shares              Paid-in     Accumulated   Treasury   Unearned   holder
    Issued   Amount     Capital       Deficit      Shares  Compensation Equity


Balance December 31, 1998

  20,300,954  $2,030    $67,091      $(38,891)  $ (8,207)    $(106)   $21,917

Common shares issued under
stock options plans

     511,322     51          764           -        (143)        -       672


Common shares issued for
business acquisitions

    1,121,401   112       14,219           -            -        -     14,331


Issuance of restricted
shares and grant of
stock options

        5,000      1        1,422          -            -    (1,423)       -


Amortization of unearned
compensation
            -      -            -          -            -        993      993


Market adjustment to
redeemable shares

            -      -           846         -            -          -      846


Reclassification of
redeemable shares

       199,137     20        2,009         -            -          -    2,029


Net loss
             -      -            -   (14,944)           -          -  (14,944)


Balance
September 30, 1999

    22,137,814  $2,214     $86,351   $(53,835)    $(8,350)     $(536) $25,844


(1) Represents common shares held in treasury of 3,678,005 and 3,660,268 as of September 30, 1999 and December 31, 1998, respectively.


The accompanying notes to the consolidated financial statements are an integral part of this statement.

                               PUBLICARD, INC.
                           AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                               (in thousands)
                                 (unaudited)
                                                        1999          1998
Cash flows from operating activities:
 Net income (loss) from continuing operations    $   (12,400)    $   (1,794)
 Adjustments to reconcile loss to net cash used
   in continuing operations:
      In-process research and development              2,919              -
      Amortization of goodwill                         2,876             44
      Amortization of unearned compensation              993              -
      Depreciation                                       460            296
      Changes in operating assets and liabilities,
        excluding effect of acquisitions:
          Trade receivables                           (2,419)           (21)
          Inventories                                   (543)          (233)
          Other current assets                            78            381
          Other assets                                   140            (14)
          Trade accounts payable                         117            223
          Accrued liabilities                            507            109
          Other non-current liabilities                 (937)        (1,099)
            Net cash used in continuing operations    (8,209)        (2,108)

 Net income (loss) from discontinued operations       (2,544)           150
 Loss on disposition of discontinued operations        2,100              -
 Changes in net assets of discontinued operations       (434)          (409)
     Net cash used in discontinued operations           (878)          (259)

            Net cash used in operating activities     (9,087)        (2,367)

Cash flows from investing activities:
  Payments for businesses acquired                    (2,734)          (664)
  Capital expenditures                                  (832)          (197)

            Net cash used in investing activities     (3,566)          (861)

Cash flows from financing activities:
  Repayments of term loans and notes payable            (108)           (99)
  Proceeds from the issuance of common shares            672            600
  Purchase of redeemable shares                         (503)             -
  Purchase of treasury stock                               -           (326)

            Net cash provided by financing activities     61            175

Net decrease in cash                                 (12,592)        (3,053)
Cash - beginning of period                            18,482         13,077
Cash - end of period                             $     5,890     $   10,024

Supplemental disclosures of cash flow information:
  Cash paid for interest                         $       282     $      310
  Non-cash investing activity:
     Businesses acquired for common stock             14,331              -
  Non-cash financing activity:
     Stock option exercises                              143              -

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Note 1 - BASIS OF PRESENTATION

Description of the business
     PubliCARD, Inc. ("PubliCARD" or the "Company") was incorporated in the Commonwealth of Pennsylvania in 1913. The Company was known as Publicker Industries Inc. until 1998, when its name was changed to PubliCARD, Inc.
The Company operates in two segments: technology products and coin products.
In its technology business, the Company develops smart cards, smart card readers, smart card value transfer stations, operating systems for smart cards and smart card-related application software. The Company's smart card products are used predominantly for conditional access and security systems, payment systems, loyalty programs and data storage systems. The Company's smart card products are used in many industries, including the Internet, information technology, pay television, transportation, commercial laundry and retail (including electronic commerce). The Company also develops and manufactures Portable Computer Memory Card International Association ("PCMCIA") products, hard disk duplicators and digital camera flash film readers, which are sold to original equipment manufacturers, value-added resellers, value-added distributors and end users. In its coin products business, the Company, through its wholly-owned subsidiary, Greenwald Industries, Inc. ("Greenwald Industries"), designs and manufactures coin meter systems used in the commercial laundry appliance industry.

Basis of presentation
     The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of September 30, 1999 and the results of their operations and cash flows for the three and nine months ended September 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998, as amended.

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



Note 2 - INVENTORIES

   Inventories at September 30, 1999, and December 31, 1998, consisted of the following (in thousands):

                                       September 30,     December 31,
                                             1999           1998

       Raw materials and supplies      $    3,082     $    1,756
       Work in process                        939            214
       Finished goods                         665            840
                                       $    4,686     $    2,810

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

                                       Tritheim  Amazing   Greystone

  Purchase price:
  Value of common stock and stock
    options                            $ 9,743     $ 5,327     $ 8,729
  Acquisition expenses                     695         597         414
                                       $10,438     $ 5,924     $ 9,143

  Allocation of purchase price:
  Net assets (liabilities) of acquired
    businesses                          $ (713)    $(1,371)    $   306
  In-process research and development    2,800       1,509       1,410
  Goodwill                               8,351       5,786       7,427
                                       $10,438     $ 5,924     $ 9,143


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

     The acquisitions of Tritheim, Amazing and Greystone have been accounted for under the purchase method of accounting and, accordingly, their results are included in the consolidated financial statements of the Company since the respective acquisition dates. The following summarized unaudited pro forma financial information for the nine months ended September 30, 1999 and 1998, assumes that the acquisitions had occurred as of January 1 of each period (in thousands except per share data):

                                                      1999      1998
Net sales                                          $ 20,308  $ 17,496
Net loss from continuing operations                 (13,216)  (13,729)
Net loss per share from continuing operations          (.73)     (.88)


    The summarized pro forma information for the nine months ended
September 30, 1999 and 1998 reflects charges of $2.9 million and $5.7 million, respectively, to expense in-process research and development relating to the acquired businesses. The pro forma information is not necessarily indicative of the results that would have been reported had such acquisitions actually occurred on the dates specified, nor is it intended to project the Company's results of operations or financial position for any future period or date.

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


Note 4 - REDEEMABLE SHARES

     The Company was required to register 241,266 shares of Company common stock issued as a portion of the merger consideration in the Tritheim acquisition under a shelf registration statement under the Securities Act of 1933, as amended. If the shelf registration statement was not effective by May 24, 1999, the holders of these shares were entitled, for a specified period of time, to cause the Company to repurchase their shares for a cash purchase price equal to the fair market value of the shares on the date of repurchase. As such, these shares have been reflected in the accompanying consolidated balance sheet as of December 31, 1998, under the caption "Redeemable shares" and subsequent adjustments to the value of the redemption obligation were charged or credited to additional paid-in capital.

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

     For the nine months ended September 30, 1999 and 1998, the Company had export sales of approximately $2,831,000 and $802,000, respectively. Such sales were principally made into Canada and Europe. Segment information as of and for the nine months ended September 30, 1999 and 1998 are as follows (in thousands):
                                             1999        1998
Net sales to unaffiliated customers:
  Coin products                        $    11,290    $  11,771
  Technology products                        8,357          816
                                       $    19,647    $  12,587
Income (loss) from operations:(1)
  Coin products                        $     2,202    $   2,099
  Technology products                       (5,573)        (266)
  Corporate and other (2)                   (8,334)      (2,345)
                                       $   (11,705)   $    (512)
Identifiable Assets:
  Coin products                        $     9,771    $   9,373
  Technology products                       25,188          711
  Corporate and other                        7,508       13,615
                                       $    42,467    $  23,699
Depreciation and Amortization Expense:
  Coin products                        $       259    $     270
  Technology products                        3,006           11
  Corporate and other                        1,064           59
                                       $     4,329    $     340
Capital expenditures:
  Coin products                        $       313     $    163
  Technology products                          389           20
  Corporate and other                          130           14
                                       $       832     $    197

(1)Before interest income, interest expense and items of a nonoperating nature.

(2) The 1999 loss from operations for Corporate and other includes a charge of $2.9 million to expense in-process research and development associated with the Amazing and Greystone acquisitions, $1.0 million relating to the corporate sales and marketing group established in early 1999 and $993,000 of amortization expense relating to several stock awards and stock option grants.


Note 6 - DISCONTINUED OPERATIONS

     In March 1999, the Company's board of directors adopted a plan to dispose of its engineering services subsidiary, Orr-Schelen-Mayeron and Associates, Inc. ("OSM"). During the second quarter of 1999, the Company revised its estimates of expected sales proceeds and operating results through the expected disposition date and recorded a loss provision of $2.1 million. The majority of the loss provision covers the writeoff of OSM's goodwill. The loss on disposition was based on estimates of the proceeds expected to be realized on the sale or liquidation of OSM. The Company expects that the operations of OSM will be substantially concluded by December 31, 1999. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the charge recorded.

     OSM's sales for the nine months ended September 30, 1999 and 1998 were $5.1 million and $7.0 million, respectively. The results of operations for the three and nine months ended September 30, 1998, have been restated to reflect OSM as a discontinued operation.


Note 7 - SUBSEQUENT EVENTS

     On October 6, 1999, the Company completed a private placement of 3,269,500 shares of common stock resulting in net proceeds of $19.3 million. The securities were sold to institutional investors and other accredited investors in the U.S. and Europe.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


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

     PubliCARD develops smart cards, smart card readers, smart card value transfer stations, operating systems for smart cards and smart card-related application software. PubliCARD's smart card products are used predominantly for conditional access and security systems, payment systems, loyalty programs and data storage systems. PubliCARD's smart card products are used in many industries, including the Internet, information technology, pay television, transportation, commercial laundry and retail (including electronic commerce).

     PubliCARD also develops and manufactures PCMCIA products, hard disk duplicators and digital camera flash film readers which are sold to original equipment manufacturers, value-added resellers, value-added distributors and end users. In its coin products business, PubliCARD, through Greenwald Industries, designs and manufacturers coin meter systems used in the commercial laundry appliance industry.

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

     In November 1998, PubliCARD acquired Tritheim, which develops conditional access and security products for soft-ware, computers and the electronic information and digital video broadcasting industries. Through Tritheim, PubliCARD provides smart card readers, writers and chip sets, and has developed software and application specific integrated circuits ("ASICs") for television set-top boxes, secure electronic commerce, Internet security, computer security and software copy protection.

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

     The aggregate purchase price paid in the Tritheim, Amazing and Greystone acquisitions amounted to approximately $25.5 million and included the issuance of 2,591,438 shares of common stock and options to purchase a total of 923,161 shares of common stock. The assets and liabilities of acquired businesses were recorded at their estimated fair values as of the respective acquisition dates are subject to adjustment when additional information concerning asset and liability valuations and acquisition related expenses is finalized. The aggregate fair value of research and development efforts that had not reached technological feasibility and had no alternative future uses was determined by appraisal to be $2.8 million, $1.5 million and $1.4 million for Tritheim, Amazing and Greystone, respectively, and was expensed at the respective acquisition dates. Tritheim, Amazing and Greystone had 16 projects in various states of completion ranging from 8% to 82% complete at the time of the acquisitions, including a smart card-enabled software product that enables a personal computer to encrypt and decrypt computer files and e-mail and secures personal computer access, ASICs to incorporate multiple chip set functionality into a single integrated circuit board, an enhanced smart card operating system, smart card data access technology, several hard disk duplicator projects to enhance duplication speeds or add various software options and expansion of interface capability of digital flash film reader products. As of September 30, 1999, five of the 16 projects were complete and estimated costs to complete the remaining projects aggregate approximately $350,000. PubliCARD expects to complete development of the remaining in-process projects at various dates in 1999 and the first quarter of 2000.

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

       Discontinued Operation

     In March 1999, the Company's board of directors adopted a plan to dispose of its engineering services subsidiary, OSM. During the second quarter of 1999, the Company revised its estimates of expected sales proceeds and operating results through the expected disposition date and recorded a loss provision of $2.1 million. The majority of the loss provision covers the writeoff of OSM's goodwill. The loss on disposition was based on estimates of the proceeds expected to be realized on the sale or liquidation of OSM. The Company expects that the operations of OSM will be substantially concluded by December 31, 1999. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the charge recorded.

       Presentation

     The results of operations for the three and nine months ended September 30, 1998 have been restated to reflect OSM as a discontinued operation. In addition, the results of operations for Amazing and Greystone have been reflected in the 1999 financial statements from the respective acquisition dates thereof.

       Results of Operations

     The following table presents, as a percentage of sales, selected consolidated statements of income data for the three and nine months ended September 30, 1999 and 1998.
                                  Three Months Ended    Nine Months Ended
                                      September 30,       September 30,
                   . . . . . . . . . . . . .1999  1998     1999 1998
    Net sales:
               Coin products . . . . . . .   45%   88%      57%   94%
               Technology products . . . .   55    12       43     6
                 Total net sales. . . . . . 100   100      100   100
    Gross margin:
               Coin products (1) . . . . . . 34    33       36    34
               Technology products (2) . . . 32    15       35    13
                 Total gross margin . . . . .33    31       35    33
    Operating expenses:
              General and administrative. . .27    27       31    28
              Sales and marketing . . . . .  20     4       22     5
              Product development . . . . .  11     4       12     4
              In-process research and
            development. . . . . . .          -     -       15     -
              Goodwill amortization . . . .  14     -       15     -
                Total operating expenses . . 72    36       95    37
    Income (loss) from operations. . . .    (39)   (5)     (60)   (4)
    Other income (expense), net. . . . . . . (4)  (11)      (4)  (10)
    Income (loss) from continuing
            operations . . . . . . . . . .  (43)  (16)     (63)  (14)
_____________________
(1)  Expressed as a percentage of coin products segment sales.
(2)  Expressed as a percentage of technology products segment sales.

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

     Net sales. Consolidated net sales increased by 90% to $8.2 million for the third quarter of 1999 compared to $4.3 million for the third quarter of 1998. Sales for the coin products segment decreased by 3% to $3.7 million in 1999 from $3.8 million in 1998. Coin products are principally sold to the commercial laundry industry which is experiencing a migration of equipment from electro-mechanical to electronic and smart card based. Sales for the technology products segment were $4.5 million for the third quarter of 1999 compared to $505,000 in the third quarter of 1998. The increase in third quarter sales for the technology products segment is due to revenues from the companies acquired during late 1998 and the first quarter of 1999. Coin products accounted for 45% of sales for the third quarter of 1999. The percentage is expected to decline in the future as sales of technology products increase.

     Gross margin. Gross margin as a percentage of sales was 33% in the third quarter of 1999 compared to 31% in the third quarter of 1998. Gross margin for the coin products segment increased to 34% in 1999 from 33% in 1998. Gross margin for the technology products segment was 32% in 1999 compared to 15% in 1998. The improvement in gross margin is mainly attributable to higher margins on products sold by the recently acquired companies, particularly disk duplicator products, and an improvement in smart card commercial laundry product margins due to lower manufacturing costs.

     Operating expenses. General and administrative expenses were $2.2 million for the third quarter of 1999 compared to $1.2 million in the third quarter of 1998. The increase was due principally to $641,000 of general and administrative expenses from the companies acquired during late 1998 and the first quarter of 1999.

     Sales and marketing expenses were $1.7 million in the third quarter of 1999 compared to $187,000 in the third quarter of 1998. The increase was primarily due to $758,000 of expenses from the companies acquired during late 1998 and the first quarter of 1999 and $647,000 of expenses associated with the corporate sales and marketing group established in early 1999. A portion of the corporate sales and marketing function expenses amounting to $281,000 related to amortization expense in connection with a stock option grant.

     Product development expenses include expenses associated with the development of new products and enhancements to existing products. Product development expenses amounted to $894,000 in the third quarter of 1999 compared to $168,000 in the third quarter of 1998. Product development expenses increased in 1999 primarily due to increased engineering headcount and development costs from the companies acquired during late 1998 and the first quarter of 1999. The Company believes that a significant level of development expenditures are required in order to enable it to quickly introduce new products that incorporate the latest technological advances and to develop and maintain close relationships with key suppliers of components and technologies. The Company's future success will depend upon its ability to develop and to introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers.

     Goodwill amortization increased to $1.1 million for the third quarter of 1999 from $14,000 in the third quarter of 1998. The increase in goodwill amortization results principally from the Tritheim, Amazing and Greystone acquisitions. The Company amortizes goodwill associated with the technology products companies principally over five years and the coin products company over 40 years.

     Other income and expense. Other expense, net was $298,000 in the third quarter of 1999 compared to $493,000 in the third quarter of 1998. Other expense includes pension costs related to discontinued product lines and related plant closing in prior years of $166,000 in 1999 and $202,000 in
1998.   Other expense in 1998 also included a charge of $343,000 associated with the termination of a letter of intent to acquire five businesses.


Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

     Net sales. Consolidated net sales increased by 56% to $19.6 million for the nine months ended September 30, 1999 compared to $12.6 million for 1998. Sales for the coin products segment decreased by 4% to $11.3 million in 1999 from $11.8 million in 1998. Sales for the technology products segment were $8.4 million for the nine months ended September 30, 1999 compared to $816,000 in 1998. The increase in sales for the technology products segment is due to revenues from the companies acquired during late 1998 and the first quarter of 1999.

     Gross margin. Gross margin as a percentage of sales was 35% for the nine months ended September 30, 1999 compared to 33% for 1998. Gross margin for the coin products segment increased slightly to 36% in 1999 from 34% in 1998. Gross margin for the technology products segment was 35% in 1999 compared to 13% in 1998. The improvement in gross margin is mainly attributable to higher margins on products sold by the recently acquired companies.

     Operating expenses. General and administrative expenses were $6.2 million for the nine months ended September 30, 1999 compared to $3.5 million in 1998. The increase was due principally to $1.5 million of general and administrative expenses from the companies acquired during late 1998 and the first quarter of 1999 and $150,000 of amortization expense relating to several stock awards and stock option grants. The remaining increase in general and administrative expenses was due to an increase in corporate activities to support the business expansion.

     Sales and marketing expenses were $4.4 million for the nine months ended September 30, 1999 compared to $609,000 for 1998. The increase was primarily due to $1.8 million of expenses from the companies acquired during late 1998 and the first quarter of 1999 and $1.9 million of expenses associated with the corporate sales and marketing group established in early 1999. A portion of the corporate sales and marketing function expenses amounting to $844,000 related to amortization expense in connection with a stock option grant.

     Product development expenses amounted to $2.3 million for the nine months ended September 30, 1999 compared to $483,000 for 1998. Product development expenses increased in 1999 primarily due to increased engineering headcount and development costs from the companies acquired during late 1998 and the first quarter of 1999.

     Goodwill amortization increased to $2.9 million for the nine months ended September 30, 1999 from $44,000 in 1998. The increase in goodwill amortization results principally from the Tritheim, Amazing and Greystone acquisitions.

     Other income and expense. Other expense, net decreased to $695,000 for the nine months ended September 30, 1999 from $1.3 million in 1998. Interest income and interest expense were comparable between the two periods.
Pension costs related to discontinued product lines and related plant closing in prior years decreased to $586,000 in 1999 from $641,000 in 1998. Other expense in 1998 included the $906,000 of acquisition termination costs.

Liquidity

     During the nine months ended September 30, 1999, cash, including short-term investments, decreased by $12.6 million to $5.9 million as of September 30, 1999. Operating activities used cash of $9.1 million and consisted principally of the loss from continuing operations of $12.4 million and an increase in working capital offset by the non-cash charges of $7.2 million for acquired in-process research and development associated with the acquisitions of Amazing and Greystone, amortization of goodwill and unearned compensation on stock awards and option grants and depreciation. Investing activities used cash of $3.6 million and consisted of cash paid, including debt assumed and immediately repaid, in connection with the acquisitions of Amazing and Greystone of $2.7 million and capital expenditures of $832,000. Financing activities provided cash of $61,000 and consisted principally of the proceeds from the exercise of options to purchase common stock of $672,000 offset by the repurchase of redeemable shares of $503,000 and repayment of debt of $108,000.

     During the nine months ended September 30, 1999, the Company's capital expenditures totaled $832,000. The Company anticipates that its level of capital expenditures in 1999 will be significantly greater than those in 1998 principally due to the expected expenditure requirements of the recently acquired businesses.

     The Company anticipates that it will be able to fund its capital expenditures during 1999 with its available cash resources as well as through capital equipment financing.

     The Company has experienced negative cash flow from operating activities in the past, and expects to experience negative cash flow in 1999 and 2000. Uses of cash subsequent to September 30, 1999, include the following:

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

          In April 1996, a Consent Decree (the "Consent Decree") among the Company, the United States Environmental Protection Agency and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14.4 million plus interest to the United States and Commonwealth of Pennsylvania. Through September 30, 1999, the Company has made principal payments aggregating $11.8 million. Further payments totaling $2.8 million, including interest, will be made to the United States and Commonwealth of Pennsylvania in the amounts of $1.1 million due April 2000, $861,667 due April 2001 and $822,502 due April 2002.

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

     On October 6, 1999, the Company completed a private placement of 3,269,500 shares of common stock resulting in net proceeds of $19.3 million. The securities were sold to institutional investors and other accredited investors in the U.S. and Europe.

Factors That May Affect Future Results

     WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, AND WE HAVE ONGOING FUNDING OBLIGATIONS. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in 1999 and 2000. We incurred losses from continuing operations in 1996, 1997, 1998 and the nine months ended September 30, 1999 of approximately $3.5 million, $1.9 million, $6.1 million and $12.4 million, respectively. In addition, we experienced negative cash flow from continuing operating activities of $11.4 million, $3.0 million, $3.1 million and $8.2 million in 1996, 1997, 1998 and the nine months ended September 30, 1999, respectively.

     We have been and may continue to be obligated to assume or extinguish obligations of the companies we recently acquired. We expect that these acquired companies will require ongoing funding to support the expansion of their sales and marketing efforts, new product development, working capital growth and capital expenditures.

     We also have continuing obligations to fund payments due under the Consent Decree and an underfunded pension plan. As of September 30, 1999, we were required to make future aggregate payments of $2.8 million through April 2002 in connection with the Consent Decree. Consistent with the general practices of environmental enforcement agencies, the Consent Decree does not eliminate our potential liability for remediation of contamination that had not been known at the time of the settlement. The Company sponsors
a defined benefit pension plan which was frozen in 1993.   In addition to
the cash contribution of approximately $1.0 million we expect to make to the plan in 1999, we are obligated to make continued contributions to the plan in accordance with the rules and regulations prescribed by the Employee Retirement Income Security Act of 1974. Future contribution levels depend in large measure on the mortality rate of plan participants and the investment return on the plan assets.

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

     THE DEMAND FOR THE MECHANICAL COIN METER SYSTEMS THAT WE MANUFACTURE IS DECLINING. We design and manufacture mechanical coin meter systems used primarily in the commercial laundry appliance industry. Sales of mechanical coin meter systems accounted for approximately 93% and 57% of our revenues in 1998 and for the nine months ended September 30, 1999, respectively. Our sales of mechanical coin meter systems were $15.5 million, $17.0 million, $15.4 million and $11.3 million in 1996, 1997, 1998 and the nine months ended September 30, 1999, respectively. We expect the demand for the coin handling equipment that we manufacture to decline as advances are made towards the development of equipment utilizing electronic, smart card or other technologies.

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

     We compete with Gemplus and Schlumberger Technologies among others, in the manufacture and sale of smart cards. Competitors for our smart card readers and writers include SCM Microsystems, Gemplus, Utimaco, Towitoko Electronics and Philips Electronics. In the future, we may also experience competition from IBM and Microsoft. We compete with Schlumberger Technologies, ESD and Set-O-Matic for our commercial laundry smart card products. Our competitors in the disk duplication market include Intelligent Computer Systems, CSC, Wytron, Symantec Corp and MicroHouse. Competitors in the digital flash camera market include SanDisk and SCM Microsystems. We compete with SCM Microsystems and Actiontec Corporation in PCMCIA products.

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

     WE MAY BE LIMITED IN OUR USE OF OUR FEDERAL NET OPERATING LOSS CARRYFORWARDS. As of September 30, 1999, we had net operating loss carryforwards totaling approximately $85 million for federal income tax purposes, approximately $6.0 million of which will expire at the end of 1999, $12.0 million of which will expire at the end of 2000, $9.0 million of which will expire at the end of 2001 and $25.0 million of which will expire at the end of 2002. We do not expect to earn any significant taxable income prior to 2001, and may not do so until later. A federal net operating loss can generally be carried back two or three years and then forward fifteen or twenty years (depending on the year in which the loss was incurred), and used to offset taxable income earned by a company (and thus reduce its income tax liability).

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

     Our ability to execute our acquisition and growth plan depends upon the continued services of Harry I. Freund, Chairman, Jay S. Goldsmith, Vice Chairman, Jan-Erik Rottinghuis, newly appointed President and Chief Executive Officer and Richard Phillimore, Executive Vice President/Smart Card Business. Our ability to execute our strategic plan could be materially adversely affected should the services of any of these individuals cease to be available to us. None of these employees is subject to an agreement not to compete with us in the event his services are terminated. We cannot guarantee that we will be able to attract and retain our key personnel in the future.
Failure to attract or retain key personnel could have a material adverse effect on our operations.


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

     Based on our assessment to date, we believe that the current versions of our products are Year 2000 ready. New products are being designed to be Year 2000 ready. Although our products have undergone, or will undergo, our usual quality testing procedures, there can be no assurance that our products will contain all necessary date code changes. Furthermore, use of our products in connection with other products which are not Year 2000 compliant, including non-compliant hardware, software and firmware, may result in inaccurate exchange of dates and result in performance problems or system failures. In addition, older product versions may not be Year 2000 ready. Any failure of our products to perform properly or at all, or any system malfunctions associated with the onset of Year 2000, could result in claims against us and have a material adverse affect on us.

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

     The only items for which we do not know Year 2000 compliance status are low-risk devices, such as certain alarm systems and office equipment, which would not materially impact normal operations if they malfunctioned, and certain embedded chips and packaged software where the remediation is believed to require minimal effort. We have several application programs and operating systems which we expect to remediate during the fourth quarter of 1999. In addition, we have identified certain older generation personal computers, file servers,embedded chips and telephone system as requiring Year 2000 software upgrades or replacement. While we expect all systems to be Year 2000 compliant, we can give no assurance that compliance will be achieved with respect to those items not currently compliant or for which compliance is not known. In addition, we cannot assure you that the failure to ensure Year 2000 compliance will not have a material adverse impact on our business and operating results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk primarily through its short-term investments. The Company's investment policy calls for investment in short-term, low risk instruments. As of September 30, 1999, short-term investments (principally treasury bills) were $5.3 million. Due to the nature of these investments, any decrease in rates would not have a material impact on the Company's financial condition and results of operations. Foreign exchange rate risk principally relates to supply costs denominated in the new Taiwan dollar. Such supply costs amounted to approximately $2.1 million in fiscal 1998. The Company does not currently engage in hedging activities with respect to foreign currency exposure. The Company will continue to monitor exposure to currency fluctuations and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations.

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


                             PUBLICARD, INC.
                             (Registrant)



Date: November 9, 1999       /s/ Antonio L. DeLise
                             Antonio L. DeLise, Vice President -
                             Finance, Principal Financial and
                             Accounting Officer