Form 10-K405
period 1999-12-31
PUBLICARD INC
filed 2000-03-30
CIK 81050

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                -----------------
(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____.

    COMMISSION FILE NUMBER 0-29794

                                 PUBLICARD, INC.
             (Exact name of registrant as specified in its charter)

                     PENNSYLVANIA                          23-0991870
           (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)            Identification No.)

      620 FIFTH AVENUE, 7TH FLOOR, NEW YORK, NY              10020
       (Address of principal executive offices)            (Zip code)

       Registrant's telephone number, including area code: (212) 489-8021

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

AS OF MARCH 24, 2000, THE AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $210,000,000.

 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 24, 2000: 22,631,031

                       Documents Incorporated By Reference

PART III, ITEMS 10, 11, 12 AND 13, ARE INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED PURSUANT TO REGULATION 14A FOR THE 2000 ANNUAL MEETING OF SHAREHOLDERS.

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

         PubliCARD, Inc. entered the smart card industry in early 1998, and began to develop solutions for the conditional access, security, payment system and data storage needs of industries utilizing smart card technology. PubliCARD made a series of acquisitions to enhance its position in the smart card industry:

         - In February 1998, PubliCARD acquired, through a joint venture arrangement in Greenwald Intellicard, Inc., the assets and intellectual property of Intellicard Systems, Ltd. Greenwald Intellicard provides smart cards, smart card readers, value transfer stations, card management software and machine interface boards for the commercial laundry appliance industry. PubliCARD initially owned 50% of Greenwald Intellicard, and acquired the remaining 50% in February 1999 and February 2000.

         - In November 1998, PubliCARD acquired Tritheim Technologies, Inc., which develops conditional access and security products for the software industry, computers and the electronic information and digital video broadcast, also known as DVB, industry.

         - In February 1999, PubliCARD acquired Amazing! Smart Card Technologies, Inc., a developer of consumer smart card solutions and a manufacturer of customized smart cards.

         - In February 1999, PubliCARD acquired Greystone Peripherals, Inc., a developer of hard disk duplicators.

         - In November 1999, PubliCARD acquired Absec Limited, a designer of closed environment solutions, including small value electronic cash systems and database management solutions. Through Absec, PubliCARD provides systems for closed populations to allow individual user access, unique rights and monitoring.

         While PubliCARD developed a number of successful smart card products and solutions, its operations were fragmented throughout a variety of markets. PubliCARD's Board of Directors, together with its management team, determined to integrate its operations and focus on a single market in which:

         -        high growth potential exists;

         -        PubliCARD has established relationships;

         - PubliCARD has already deployed products and gained credibility; and

         -        PubliCARD possesses core technologies and competencies.

         PubliCARD determined that it could leverage its existing technology for deployment in the rapidly growing broadband market, which it had already penetrated and which PubliCARD believes exhibits each of the characteristics identified above. PubliCARD currently is positioning itself to be a leading provider of end-to-end solutions to enable access and secure content and transactions for the broadband market. PubliCARD's broadband initiative is driven by its proprietary technology and proven engineering and design talent. PubliCARD's proprietary technologies facilitate content protection and transaction security.

         To effect this new business strategy, in March 2000, the Board of Directors of PubliCARD adopted a plan of disposition pursuant to which PubliCARD will divest its non-core operations. PubliCARD currently is in negotiations with a potential buyer of its Greenwald Industries, Inc. and Greenwald Intellicard subsidiaries. Greenwald Industries is a designer and manufacturer of coin meter systems used in the commercial laundry appliance industry. If these negotiations do not result in a definitive agreement, PubliCARD intends to seek an alternative buyer of its laundry solutions business. PubliCARD has engaged a broker to assist in the sale of its subsidiary Greystone Peripherals, Inc. Finally, as part of this plan, PubliCARD is also exploring various disposition alternatives relative to Amazing! Smart Card Technologies, Inc.

         PubliCARD will pursue its new business strategy through the integration of its remaining operations. As a result of this integration, PubliCARD's product range includes application specific integrated circuits, also known as ASICs, for television set-top boxes, secure electronic commerce, Internet security and software copy protection. PubliCARD's ASICs incorporate multiple chip set functionality into a single integrated circuit board. In addition, PubliCARD is developing point-of-deployment applications, also known as PODs, which scramble and unscramble data entering and exiting set-top boxes.

         In addition, PubliCARD will continue to design closed environment solutions, including small value electronic cash systems and database management solutions. PubliCARD provides systems for closed populations to allow individual user access, unique rights and monitoring.

BROADBAND INDUSTRY

         In May 1997, the Federal Communications Commission adopted rules to implement digital television with the intended effect of promoting rapid conversion to, and implementation of, digital television. DVB signals allow content providers to deliver very high resolution, high quality video images and to provide a broad range of private content and ancillary services, including web browsing, video on demand and interactive menus. Content providers currently use set-top boxes to limit the access of their subscribers to paid services. Consumers wishing to obtain content or services from more than one provider would be required to use multiple proprietary set-top boxes. Various set-top box manufacturers and other enterprises recently have developed universal set-top boxes that are capable of receiving content from a variety of providers. This will enable multiple providers to deliver digital content through a simple universal set-top box, and consumers to access the content to which they have subscribed by using a smart card that fits into a reader in the set-top box. Because the conversion to DVB will require the use of digital television equipment, millions of traditional analog set-top boxes will need to be replaced.

         With the advent of advanced digital technology to the cable television industry, bi-directional high-speed and high-quality video, data and voice capabilities will be introduced. Set-top boxes will create interactive television in the home, and enable consumers to effect transactions such as:

         -        high-speed web browsing;

         -        sending and receiving electronic mail;

         - viewing enhanced broadcasts by selecting the camera angles from which a program is viewed;

         -        ordering video-on-demand; and

         -        viewing electronic program guides.

         In effect, Internet applications currently transacted through personal computers are expected to be effected through interactive televisions with the advent of digital technology in the cable television industry. As a result, security is a paramount issue. Participants in the broadband market have the following security concerns, among others:

         - Cable operators must be certain that their content is being delivered to authorized viewers;

         - Consumers must be confident that they can perform secure electronic commerce through their televisions, known as "television-" or "T-commerce";

         - Content and application providers must ensure that their products and services are not being pirated;

         - Participants in the chain of distribution of digital content must be able to identify the source and destination of a digital product in order to reduce the risk of fraud;

         - The use of digital products must be limited to authorized use only; and

         - Publishers must be able to prevent unauthorized copying and distribution of digital content.

         PubliCARD intends to address these concerns by providing secure infrastructure solutions to the broadband market which allow content providers and consumers to interact with certainty and security.

         PubliCARD has begun to penetrate the broadband market with its hardware solutions. PubliCARD currently supplies ASICs to Motorola's General Instruments, an original equipment manufacturer, also known as an OEM, of television set-top boxes. These ASICs permit General Instruments to incorporate smart card readers into its set-top boxes. PubliCARD's ASICs drive and manage these smart card readers by reading the chip embedded in the card and permitting the stored data to access the proper application. PubliCARD is also developing PODs to be used and distributed by cable operators. PODs scramble and unscramble data entering and exiting set-top boxes. Ultimately, PubliCARD intends to deploy software solutions to facilitate T-commerce.

         PubliCARD is also developing digital rights management solutions for T-commerce, to make the process easier, more versatile and more secure for consumers and content owners alike. PubliCARD is developing its solutions for a range of consumer electronic devices for the use of electronic content and services. Electronic content and service providers require software to allow consumers to purchase one-time, multiple or permanent use of their content or service, using a wide range of payment models. PubliCARD believes that its products under development will permit consumers to make individual purchases of images, text, music or video, or make use of software, all from the consumer's interactive devices. This means that content and services can be consumed with more efficient and flexible pricing, broader distribution opportunities and greater protection against unauthorized usage.

STRATEGY

         PubliCARD's business is driven by a new management team, an emphasis on core competencies, a singular focus on the broadband market, the disposition of non-core businesses and partnerships that enhance its market penetration. As it enters the broadband market, PubliCARD intends to employ the following strategies:

         - UTILIZE NEW MANAGEMENT TEAM. To begin the new millennium and to implement its new business strategy, PubliCARD appointed a new management team, headed by Jan-Erik Rottinghuis, President and Chief Executive Officer. He and recently-appointed Executive Vice President Richard Phillimore have brought with them to PubliCARD vast industry experience and knowledge that will guide PubliCARD as it leverages its most important assets
                  - its core technologies and talent.

         - LEVERAGE CORE COMPETENCIES. As PubliCARD enters the broadband industry, it will leverage its technological assets as well as its engineering and management talents. PubliCARD intends to utilize its existing technology and develop new technology to provide commercially viable solutions to the broadband market.

         - DISPOSE OF NON-CORE BUSINESSES. Because PubliCARD is committed to leveraging its most important assets, it is currently taking the steps necessary to dispose of non-core businesses. PubliCARD intends to accomplish this effort by the end of the third quarter of 2000.

         - FORM STRATEGIC PARTNERSHIPS. PubliCARD recognizes that one of the most effective ways to execute its strategy and successfully penetrate the broadband market is through strategic partnerships with major industry players. PubliCARD has formed and intends to continue to form alliances with the most credible partners in the industry.

         - BUILD TECHNOLOGY BASE. PubliCARD has acquired intellectual property and technical expertise that it will deploy in many aspects of the broadband industry, which it intends to leverage to develop new products and enhance existing product offerings.

PUBLICARD PRODUCTS AND SOLUTIONS

         PubliCARD has developed smart card solutions for the information technology and cable television markets, and intends to penetrate the broadband market through the development of new technology and the redeployment of its existing technology.

         PubliCARD believes that smart cards provide a portable and superior security system that can reliably identify users in order to prevent unauthorized access to information and resources. PubliCARD has developed a number of smart card solutions to provide conditional access and security for a variety of markets. PubliCARD believes that its existing smart card technology, together with its products under development, provide an easy, flexible and cost-effective way to achieve the key benefits of highly secure, authenticated transactions. PubliCARD now intends to redeploy its technology for use in the broadband market, which its existing products have already begun to penetrate. PubliCARD's solutions for the digital rights management market are being designed to create a distribution and security system under which consumers will be able to make individual purchases of images, text, music or video, or make use of software, all from the consumer's set-top box, personal computer or other interactive device. PubliCARD's conditional access, security and payment system products include the following:

         - ASICs. PubliCARD's solutions drive the smart card reader in the front of the set-top box and act as the interface between smart cards that are inserted into the reader and the applications in the set-top box. PubliCARD currently is supplying ASICs to Motorola's General Instruments, the leading OEM of television set-top boxes, which permit General Instruments to incorporate smart card readers into its set-top boxes. PubliCARD's ASICs drive and manage these smart card readers by reading the chip embedded in the card and permitting the stored data to access the proper application. PubliCARD's ASICs are manufactured by contract manufacturers.

         - PODs. A POD is a Portable Computer Memory Card International Association, also known as PCMCIA, smart card reader that, together with a smart card, provides the cryptographic services required by a set-top box as it scrambles and unscrambles data traveling to and from it. When inserted into a reader, a smart card will "unlock" the specific services to which a consumer has subscribed. The POD therefore provides conditional access to the set-top box. PubliCARD intends to market its POD to OEMs. PubliCARD believes its technology can be used for both set-top boxes and other interactive devices. PubliCARD therefore intends to market its POD chip intellectual property to one or more strategic partners for the partner to incorporate its own PODs into set-top boxes and other interactive devices.

         - SMARTCOMMERCE(TM). This software solution supports the bi-directional transport of value. The application was designed originally to manage payment transactions using major credit cards that use chip technology. PubliCARD is currently working to upgrade SmartCOMMERCE(TM) for the broadband market to enable electronic commerce transactions through set-top boxes and other interactive devices. With SmartCOMMERCE(TM), consumers will be able to shop spontaneously through their cable boxes with the simple touch of a button on their enhanced remote control. PubliCARD intends to market SmartCOMMERCE(TM) to set-top box and personal computer OEMs as well as cable operators.

                  VIRTUALTOKENS(TM). This digital rights management solution uses public key infrastructure security to protect digital intellectual property, whether stored on set-top boxes, personal computers, game consoles or personal digital assistants. Each protected item - such as a DVD movie or video game - will have a unique isolated cryptographic key that must be present for the item to function. Ultimately, this protection assures that even if a movie or game is copied and moved to another machine, it will not run without its exclusive VirtualToken(TM). VirtualTokens(TM) will undergo an alpha implementation in the second quarter of 2000, and beta testing thereafter. PubliCARD expects to market VirtualTokens(TM) principally to content providers, such as software and interactive game publishers.

         - READERS. PubliCARD designs and manufactures both peripheral and embedded card readers for incorporation into desktop computers, laptop and mobile computers. PubliCARD also manufactures and markets serial readers, internal readers and PCMCIA readers, as well as smart card readers. PubliCARD sells its readers to OEMs, value-added resellers, value-added distributors and other distributors.

         - CHIPNET(TM). This chip card vending product is a closed environment solution, which includes small value electronic cash systems and database management solutions. Utilizing ChipNet(TM), PubliCARD provides systems for closed populations to allow individual user access, unique rights and monitoring. PubliCARD is integrating its SmartGuardian(TM) web filtering solution into the ChipNet(TM) system. Through the use of Internet filtering software and related readers, smart cards and smart card personalization devices, SmartGuardian(TM) allows parents to manage Internet access of their children in public institutions through personal computers and set top boxes.

SALES AND MARKETING

         PubliCARD sells and distributes its products through a broad range of distribution channels, including value-added resellers, value-added distributors and other distributors. PubliCARD also sells and distributes its products directly to OEMs and end-users through its direct sales force and independent sales representatives.

         PubliCARD uses a combination of full-time employee sales personnel and sales representatives to optimize market potential and geographic coverage. PubliCARD has approximately 20 employees directly engaged in the sale and distribution of its products in the United States and 20 employees in Europe. PubliCARD is represented by independent sales representative agencies. During 2000 and thereafter, PubliCARD plans to expand both its employee and representative sales forces in the U.S. and abroad to capitalize on the forecast market demand for broadband products.

         In support of its sales strategies, PubliCARD also makes use of direct mail campaigns to its customer databases, advertising in targeted trade media and at trade shows and conferences.

         PubliCARD intends to form strategic relationships with a number of key industry players to provide it with access to leading edge technology, marketing and sales leverage and access to key customers and accounts.

RESEARCH AND DEVELOPMENT

         Research and development is a key element to PubliCARD's future success and competitive position. PubliCARD develops an annual technology development plan as an integral part of its business planning process. This identifies new areas requiring development in support of identified business opportunities, as well as a program of maintenance and enhancement for PubliCARD's existing solutions.

         PubliCARD strives to develop and maintain close relationships with key suppliers of components and technologies in order to enable it to quickly introduce new products that incorporate the latest technological advances. PubliCARD's future success will depend upon its ability to develop and to introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Factors That May Affect Future Results -- Our future success depends on our ability to keep pace with technological changes and introduce new products in a timely manner."

COMPETITION

         Competition in the markets in which PubliCARD operates is intense and is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. To maintain and improve its competitive position, PubliCARD must continue to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. The principal competitive factors affecting the market for PubliCARD's technology products are the product's technical characteristics and price, customer service and competitor reputation, as well as competitor reputation positioning and resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Factors That May Affect Future Results -- The highly competitive markets in which we operate could have a material adverse effect on our business and operating results." PubliCARD will be required to continue to respond promptly and effectively to the challenges of technological changes and its competitors' innovations.

         The market for broadband solutions is new, intensely competitive and rapidly evolving. PubliCARD expects competition to continue to increase both from existing competitors and new market entrants. PubliCARD's primary competition currently comes from or is anticipated to come from:

         - companies offering payment solutions, including Trintech and VeriFone;

         - companies offering chip technology infrastructures, including Gemplus, Philips and SCM Microsystems;

         - companies offering closed environment solutions, including small value electronic cash systems and database management solutions, such as CyberMark and Danyl Schlumberger; and

         - companies that offer digital rights management solutions, such as InterTrust, Wave, Preview Systems, Aladdin, IBM and Microsoft.

         Many of PubliCARD's current and potential competitors have longer operating histories and significantly greater financial, technical, sales, customer support, marketing and other resources, as well as greater name recognition and a larger installed base of their products and technologies than PubliCARD. Many of these companies have broader customer relationships that could be leveraged, including relationships with many of PubliCARD's customers. These companies also have more established customer support and professional services organizations than PubliCARD does. In addition, a number of companies with significantly greater resources than PubliCARD could attempt to increase their presence in the broadband market by acquiring or forming strategic alliances with competitors of PubliCARD, resulting in increased competition.

INTELLECTUAL PROPERTY

         PubliCARD's success depends significantly upon its proprietary technology. PubliCARD relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. PubliCARD seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. PubliCARD generally enters into confidentiality and non-disclosure agreements with its employees and with key vendors and suppliers. Despite PubliCARD's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of PubliCARD's products or to obtain and use information that PubliCARD regards as proprietary. Moreover, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries, making the possibility of misappropriation of PubliCARD's proprietary technology more likely. The steps taken by PubliCARD to protect its proprietary technology might not prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to PubliCARD's products.

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

         In the event that PubliCARD's technology or products are determined to infringe upon the rights of others, PubliCARD could be required to cease using such technology and stop selling such products, if PubliCARD were unable to obtain licenses to utilize such technology. There can be no assurance that PubliCARD would be able to obtain such licenses in a timely manner on acceptable terms and conditions, and the failure to do so could have a material adverse effect on PubliCARD's financial condition and results of operations. If PubliCARD is unable to obtain such licenses, it could encounter significant delays in product market introductions while it attempted to design around the infringed-upon patents or rights, or could find the development, manufacture or sale of products requiring such license to be foreclosed. In addition, patent disputes are common in the smart card and computer industries and there can be no assurance that PubliCARD will have the financial resources to enforce or defend a patent infringement or proprietary rights action.

         PubliCARD expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the broadband market grow. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require PubliCARD to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to PubliCARD or at all. In the event of a successful claim of product infringement against PubliCARD and failure or inability of PubliCARD to develop non-infringing technology or license the infringed or similar technology, PubliCARD's business, financial condition and results of operations could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Factors That May Affect Future Results -- Our proprietary technology is difficult to protect and may infringe on the intellectual proprietary rights of third parties."

DISCONTINUED OPERATIONS

         In March 2000, the PubliCARD's Board of Directors of adopted a plan of disposition, pursuant to which it will dispose of its non-core operations. PubliCARD currently is in negotiations with a potential buyer of its Greenwald Industries Inc. and Greenwald Intellicard Ltd. subsidiaries. Greenwald Industries is a designer and manufacturer of coin meter systems used in the commercial laundry appliance industry. Greenwald Intellicard provides smart cards, smart card readers, value transfer stations, card management software and machine interface boards for the commercial laundry appliance industry. PubliCARD has engaged a broker to assist in the sale of its subsidiary Greystone Peripherals, Inc., whose principal business is the design, manufacturer and distribution of hard disk duplicators. Finally, as part of this plan, PubliCARD is also exploring various disposition alternatives relative to Amazing! Smart Card Technologies, Inc. its smart card manufacturing business. In March 1999, the PubliCARD's Board of Directors also adopted a plan to dispose of its engineering services subsidiary, Orr-Schelen-Mayeron & Associates. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations."

EMPLOYEES

         As of March 2000, PubliCARD had approximately 250 employees, of which 125 are engaged in PubliCARD's continuing operations. Of the employees engaged in continuing operations, 42 are involved with sales and marketing and 35 with product development.

SEGMENT INFORMATION

         As a result of the disposition plan (See Note 9) and because PubliCARD predominantly operates in one industry, that being the deployment of solutions for the broadband marketplace, the Company reports as a single segment. Sales by geographical areas for the years ended December 31, 1999 and 1998 are as follows (in thousands):

                                                      1999          1998
                                                      ----          ----
         United States                               $1,245          $3
         Europe                                         614          --
         Far East                                        37          --
         Rest of world                                   34          --
                                                     ------          --
                                                     $1,930          $3
                                                     ======          ==

         The Company has operations in the United States and United Kingdom. Identifiable assets by country as of December 31, 1999 and 1998 are as follows (in thousands):

                                                  1999            1998
                                                  ----            ----
         United States                          $30,804         $28,950
         United Kingdom                           3,176            --
                                                -------         -------
                                                $33,980         $28,950
                                                =======         =======

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 HEREIN)

         The following table sets forth information about the executive officers of the Company as of March 24, 2000. The business address of each executive officer is the address of the Company, 620 Fifth Avenue, New York, New York 10020.

         Name                    Age   Office and Position
         ----                    ---   -------------------
         Harry I. Freund          60   Director, Chairman of the Board and
                                       Chairman

         Jay S. Goldsmith         56   Director, Vice Chairman of the Board
                                       and Vice Chairman

         Jan-Erik Rottinghuis     52   President, Chief Executive Officer
                                       and Director

         M. Richard Phillimore    53   Executive Vice President -- Strategy

         Antonio L. DeLise        38   Vice President, Chief Financial
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

         Mr. Rottinghuis was appointed President and Chief Executive Officer of PubliCARD effective in early 2000. Prior to joining PubliCARD, since 1993, Mr. Rottinghuis had been employed by VeriFone, Inc., a subsidiary and part of the Internet Business Unit of Hewlett Packard Company, most recently as Vice President, Worldwide Sales. Prior to joining VeriFone, he was responsible for sales, marketing and business development with Polaroid Europe, acting as General Manager of Polaroid France and as Director of European Sales and Marketing. Prior to that, Mr. Rottinghuis held various positions in international marketing and business development for Wang Laboratories in Boston and France, and provided strategic management consultancy to the diverse clientele of Bain & Company, also in Boston.

         Mr. Phillimore was appointed Executive Vice President in January 1999. He was formerly Senior Vice President/Chip Business Development with MasterCard International from February 1997 until December 1998, where he led the department responsible for MasterCard's global chip strategy. From October 1989 until January 1997, Mr. Phillimore was Senior Manager Chip Business Development at Europay International where he was responsible, inter alia, for development of chip and e-cash strategy for the European market.

         Mr. DeLise, a Certified Public Accountant, joined the Company in April 1995 as Vice President, Chief Financial Officer and Secretary. Prior to joining the Company, Mr. DeLise was employed as a Senior Manager with the firm of Arthur Andersen LLP and had been with such firm from July 1983 through March 1995.

ITEM 2. PROPERTIES

         FACILITIES

         The Company leases the following facilities used in connection with its continuing business operations:

                                                                                             SQUARE
    PREMISES                   PURPOSE                    LEASED/OWNED       EXPIRATION     FOOTAGE
Tarpon Springs, FL   Office space for Tritheim               Leased             2001        10,000

Tarpon Springs, FL   Office space for Tritheim               Leased        month-to-month    1,000

Bangor, Northern     Office and manufacturing for Absec      Leased             2008        12,000
Ireland

New York, NY         Executive offices for PubliCARD         Leased             2004         4,500

Fairfield, CT        Office space for PubliCARD              Leased             2002         1,000

         The Company is seeking to sublease 3,000 square feet of office space in Fairfield, CT.

         The Company owns or leases the following facilities used in connection with its discontinued operations:

    PREMISES                   PURPOSE                    LEASED/OWNED     EXPIRATION        FOOTAGE
Tarpon Springs, FL   Office space for Tritheim               Leased           2001            10,000

Chester, CT          Manufacturing and office space for       Owned            N/A          119,000 (27
                     Greenwald Industries, Greenwald                                      acres of land)
                     Intellicard and Amazing

Boynton Beach, FL    Engineering and sales for Green-        Leased           2000             5,000
                     wald Intellicard

London, England      Sales office for Amazing                Leased      month-to-month        1,000

Los Gatos, CA        Manufacturing and office space for
                     Greystone                               Leased           2001            11,000

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 13, 1999, an annual meeting of shareholders of the Company was held at which directors were elected to serve until their successors shall have been elected and shall have qualified. Two stock option plans were approved by the shareholders and the appointment of the Company's outside auditors for the year ending December 31, 1999 was also ratified. The voting results were as follows:

                                                        For      Against   Abstain   Not Voted
                                                        ---      -------   -------   ---------
Election of directors
  Harry I. Freund                                   16,644,465        --    15,874          --
  Jay S. Goldsmith                                  16,644,465        --    15,874          --
  Clifford B. Cohn                                  16,058,505        --   601,834          --
  David L. Herman                                   16,373,182        --   287,157          --
  Jan-Erik Rottinghuis                              16,643,665        --    16,674          --
  L.G. Schafran                                     16,058,838        --   601,501          --
  Hatim A. Tyabji                                   16,638,998        --    21,341          --

1999 Long Term Incentive Plan                       11,876,458   708,304    24,157   4,057,420

1999 Stock Option Plan for Non-employee Directors   12,129,594   455,042    18,283   4,057,420

Ratification of auditors                            16,631,092    19,196    10,051          --

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


(a) PubliCARD's common stock has been traded on the Nasdaq National Market under the symbol "CARD" since December 22, 1998. The following table sets forth the high and low closing sale prices of PubliCARD's common stock, as reported by the Nasdaq National Market, for the calendar period indicated (in dollars):

1999                                                   HIGH             LOW
----                                                   ----             ---
First Quarter                                           14              9 1/4
Second Quarter                                        15 1/2            8 7/8
Third Quarter                                        9 11/16            6 1/4
Fourth Quarter                                           9             5 11/16

1998
Fourth Quarter                                        14 1/4            8 1/4

         From August 1, 1996 to December 21, 1998, PubliCARD's common stock was quoted on the Over-the-Counter Bulletin Board. The following table sets forth the high and low bid quotations for PubliCARD's common stock, as quoted in the Over-the-Counter Bulletin Board, for the calendar periods indicated (in dollars):

1998 (1)
First Quarter                                            1 1/2             1 1/4
Second Quarter                                           1 3/4             1 1/2
Third Quarter                                            3 3/8             1 5/8
Fourth Quarter                                           8 1/4             3 3/8

                  (1) Such Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(b) There were approximately 2,500 registered holders of record of common stock of the Company as of February 29, 2000.

(c) The Company did not pay dividends on its common stock during the prior five fiscal years and does not anticipate paying dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES.

         On October 6, 1999, the Company completed the offer and sale of 3,269,500 shares of its common stock, at a price of $5.91 per share in cash, for aggregate cash consideration of $19.2 million (the "Private Placement"). Of the shares issued and sold in the Private Placement, 2,300,000 shares of common stock were sold for aggregate consideration of approximately $13.5 million to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Such non-U.S. persons made certain representations to the Company regarding their status and actions necessary to comply with Regulation S.

The remaining 969,500 shares of common stock were issued and sold in the Private Placement for aggregate consideration of approximately $5.7 million pursuant to Regulation D under the Securities Act. The proceeds of the private placement will be used to finance the development and marketing of the Company's products. The Company registered the shares issued and sold pursuant to the Private Placement under the Securities Act through a registration statement on Form S-3, which became effective October 5, 1999.

         On October 14, 1999, the Company issued 18,000 shares of common stock to the Publicker Industries Inc. Retirement Income Plan in respect of a $144,000 required contribution to that Plan pursuant to Regulation D under the Securities Act. The Company registered the shares issued to such Plan for resale under the Securities Act through a registration statement on Form S-3, which became effective on November 10, 1999.

         On November 16, 1999, the Company issued 388,209 shares of common stock to the shareholders of Absec in connection with the acquisition of Absec by the Company. In addition, the Company issued options to purchase 300,000 shares of its common stock to certain employees of Absec. These options have an exercise price of $6.19 per share and will be exercisable from November 17, 2002 through November 17, 2004.

         On December 6, 1999, the Company issued 200,000 shares of common stock to Jan-Erik Rottinghuis, its President and Chief Executive Officer, pursuant to the Employment Agreement, dated as of November 2, 1999, between the Company and Jan-Erik Rottinghuis. These shares were issued pursuant to Regulation D under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data of the Company presented below for the five year period ended December 31, 1999 have been derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report. The selected financial data for years prior to 1999 have been restated to reflect certain businesses as discontinued operations. See Note 9 to the Notes to Consolidated Financial Statements.

                                                     Year Ended December 31
                                     ------------------------------------------------------
                                       1999        1998       1997        1996       1995
                                       ----        ----       ----        ----       ----
                                            (in thousands, except per share amounts)
STATEMENT OF INCOME DATA:
Net sales                            $  1,930    $     3    $    --    $     --    $    --
Cost of sales                             978          7         --          --         --
                                     --------    -------    -------    --------    -------
     Gross margin                         952         (4)        --          --         --
                                     --------    -------    -------    --------    -------

Operating expenses:
     General and administrative         5,713      3,694      3,570       4,866      3,885
     Sales and marketing                2,862         21         --          --         --
     Product development                1,318         53         --          --         --
     In-process research and
         development                       --      2,800         --          --         --
     Stock compensation expense         2,759        145         --          --         --
     Goodwill amortization              1,749        128         --          --         --
     Severance and other special
         charges                        1,895         --        768          --         --
                                     --------    -------    -------    --------    -------
                                       16,296      6,841      4,338       4,866      3,885
                                     --------    -------    -------    --------    -------
     Loss from operations             (15,344)    (6,845)    (4,338)     (4,866)    (3,885)

Other income (expenses):
     Interest income                      561        528        667         476        138
     Interest expense                    (158)      (191)      (234)       (594)    (1,835)
     Cost of retirement benefits -
         non-operating                 (1,028)      (846)      (768)       (769)      (744)
     Other (expense) income              (751)    (1,023)        31           9       (290)
                                     --------    -------    -------    --------    -------
                                       (1,376)    (1,532)      (304)       (878)    (2,731)

Loss from continuing operations
     before taxes                     (16,720)    (8,377)    (4,642)     (5,744)    (6,616)
Income tax benefit                         --         --         --       2,412         --
                                     --------    -------    -------    --------    -------
Loss from continuing
     operations                       (16,720)    (8,377)    (4,642)     (3,332)    (6,616)

Discontinued operations:
     Income (loss) from
         discontinued operations      (13,999)     2,302      2,954       1,544      6,325
     Gain (loss) on disposition of
         discontinued operations       (5,000)        --        609      12,783         --
                                     --------    -------    -------    --------    -------
Net loss                             $(35,719)   $(6,075)   $(1,079)   $ 10,995    $  (291)
                                     ========    =======    =======    ========    =======

Per common share:
     Continuing operations           $   (.88)   $  (.61)   $  (.33)   $   (.22)   $  (.36)
     Discontinued operations:           (1.00)       .17        .25         .94        .34
                                     --------    -------    -------    --------    -------
                                     $  (1.88)   $  (.44)   $  (.08)   $    .72    $  (.02)
                                     ========    =======    =======    ========    =======

                                              Year Ended December 31
                                   ---------------------------------------------
                                   1999      1998      1997      1996       1995
                                   ----      ----      ----      ----       ----
                                                 (in thousands)
BALANCE SHEET DATA:
 Working capital                 $23,889   $23,420   $18,219   $22,071   $  6,503
 Total assets                     45,488    36,875    23,130    27,544     29,414
 Total debt                           --        --        --        --      7,435
 Other non-current liabilities     6,674     7,689     9,043    10,057     11,134
 Shareholders' equity             30,399    21,917    10,873    13,996     (2,594)

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

OVERVIEW

         PubliCARD entered the smart card industry in early 1998, and began to develop solutions for the conditional access, security, payment system and data storage needs of industries utilizing smart card technology. PubliCARD made a series of acquisitions to enhance its position in the smart card industry:

         - In February 1998, PubliCARD acquired, through a joint venture arrangement in Greenwald Intellicard, Inc., the assets and intellectual property of Intellicard Systems, Ltd. Greenwald Intellicard provides smart cards, smart card readers, value transfer stations, card management software and machine interface boards for the commercial laundry appliance industry. PubliCARD initially owned 50% of Greenwald Intellicard, and acquired the remaining 50% in February 1999 and February 2000.

         - In November 1998, PubliCARD acquired Tritheim Technologies, Inc., which develops conditional access and security products for the software industry, computers and the electronic information and digital video broadcast, also known as DVB, industry.

         - In February 1999, PubliCARD acquired Amazing! Smart Card Technologies, Inc., a developer of consumer smart card solutions and a manufacturer of customized smart cards.

         - In February 1999, PubliCARD acquired Greystone Peripherals, Inc., a developer of hard disk duplicators.

         - In November 1999, PubliCARD acquired Absec Limited, a designer of closed environment solutions, including small value electronic cash systems and database management solutions. Through Absec, PubliCARD provides systems for closed populations to allow individual user access, unique rights and monitoring.

         While PubliCARD developed a number of successful smart card products and solutions, its operations were fragmented throughout a variety of markets. PubliCARD's Board of Directors, together with its management team, determined to integrate its operations and focus on a single market in which:

         -        high growth potential exists;

         -        PubliCARD has established relationships;

         - PubliCARD has already deployed products and gained credibility; and

         -        PubliCARD possesses core technologies and competencies.

         PubliCARD determined that it could leverage its existing technology for deployment in the rapidly growing broadband market, which it had already penetrated and which PubliCARD believes exhibits each of the characteristics identified above. PubliCARD currently is positioning itself to be a leading provider of end-to-end solutions to enable access and secure content and transactions for the broadband market. PubliCARD's broadband initiative is driven by its proprietary technology and proven engineering and design talent. PubliCARD's proprietary technologies facilitate content protection and transaction security.

         To effect this new business strategy, in March 2000, the Board of Directors of PubliCARD adopted a plan of disposition pursuant to which PubliCARD will divest its non-core operations. PubliCARD currently is in negotiations with a potential buyer of its Greenwald Industries, Inc. and Greenwald Intellicard subsidiaries. Greenwald Industries is a designer and manufacturer of coin meter systems used in the commercial laundry appliance industry. If these negotiations do not result in a definitive agreement, PubliCARD intends to seek an alternative buyer of the laundry solutions business. PubliCARD has engaged a broker to assist in the sale of its subsidiary Greystone Peripherals, Inc. Finally, as part of this plan, PubliCARD is also exploring various disposition alternatives relative to Amazing! Smart Card Technologies, Inc.

         PubliCARD will pursue its new business strategy through the integration of its remaining operations. As a result of this integration, PubliCARD's product range includes application specific integrated circuits, also known as ASICs, for television set-top boxes, secure electronic commerce, Internet security and software copy protection. PubliCARD's ASICs incorporate multiple chip set functionality into a single integrated circuit board. In addition, PubliCARD is developing point-of-deployment applications, also known as PODs, which scramble and unscramble data entering and exiting set-top boxes.

         In addition, PubliCARD will continue to design closed environment solutions, including small value electronic cash systems and database management solutions. PubliCARD provides systems for closed populations to allow individual user access, unique rights and monitoring.

         Presentation

         The results of operations for the three years ended December 31, 1999 have been restated to reflect Greenwald, Greenwald Intellicard, Amazing and Greystone as discontinued operations. In addition, the results of operations for Tritheim and Absec have been reflected in the financial statements from their respective acquisition dates.

         Sales

         Revenues are generated from infrastructure product sales, licenses of software products, maintenance contracts and software development services. Revenue from product sales is recorded upon shipment of the product. Provisions are recorded for estimated warranty repairs, returns and bad debts at the time the product is shipped. Software license fees are recognized upon shipment if a signed contract exists, the fee is fixed and determinable and the collection of the resulting receivable is probable. Revenue from maintenance and support fees are recognized ratably over the contract period.

         Cost of sales and operating expenses

         Cost of sales consists primarily of third-party contract manufacturing costs, material, personnel costs and overhead.

         Sales and marketing expenses consist primarily of personnel and travel costs, public relations, trade shows and marketing materials. Sales and marketing expenses are expected to increase significantly over the next year due to increased headcount and geographic expansion.

         Product development expenses consist primarily of personnel and travel costs, independent consultants and contract engineering services. The Company believes that a significant level of development expenditures are required in order to enable it to quickly introduce new solutions that incorporate the latest technological advances and to develop and maintain close relationships with key suppliers of components and technologies. The Company's future success will depend upon its ability to develop and to introduce new solutions on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers.

         General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance and accounting, human resources, risk management and legal. Expenses are expected to increase due to additional hires.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         SALES. Consolidated sales increased to $1.9 million in 1999 compared to $3,000 for 1998. Sales principally related to the initial shipments of ASICs to Motorola's General Instruments and closed environment infrastructure solution sales.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses were $2.9 million in 1999 compared to $21,000 in 1998. The increase was due to the Tritheim acquisition in late 1998 and additional headcount added throughout 1999. At year end 1999, the Company had approximately 35 sales and marketing personnel versus two at year end 1998.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses include expenses associated with the development of new products and enhancements to existing products. Product development expenses amounted to $1.3 million in 1999 compared to $53,000 in 1998. Expenses increased in 1999 primarily due to the Tritheim acquisition in late 1998 and ongoing ASIC, reader and software solution development efforts.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 1999 increased by approximately 55% to $5.7 million from $3.7 million for 1998. The increase was due to higher corporate expenditures, primarily legal, consulting and professional fees, and $829,000 of expenses, mainly salaries and benefits, associated with the businesses acquired in late 1998 and 1999.

         STOCK COMPENSATION EXPENSE. Stock-based compensation recorded in 1999 principally relates to stock awards and below market stock option grants to two executives hired in 1999. A total of 250,000 shares of common stock and options to purchase 1,000,000 shares of common stock were awarded to these executives.

         GOODWILL AMORTIZATION. Goodwill and other intangibles associated with the Tritheim and Absec acquisitions are being amortized over a five year period. Amortization amounted to $1.7 million and $128,000 in 1999 and 1998, respectively.

         SEVERANCE AND OTHER SPECIAL CHARGES. Severance and other special charges in 1999 is principally composed of a $1.7 million charge associated with the termination of the Company's former president and chief executive officer. Of this amount $1.0 million related to the non-cash impact of a stock award and a change in the stock option terms.

         OTHER INCOME AND EXPENSE. Interest income increased slightly to $561,000 for 1999 from $528,000 for 1998. Interest expense principally relates to interest on the remaining environmental obligation (see below) and decreased to $158,000 in 1999 compared to $191,000 in 1998. Other expense in 1999 includes $357,000 associated with a stock sale price guarantee. Other expense in 1998 includes a $954,000 charge associated with the termination of a letter of intent to purchase five businesses.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         GENERAL AND ADMINISTRATIVE EXPENSES. During 1997 and the majority of 1998, operating expenses consisted solely of corporate general and administrative expenses. General and administrative expenses were approximately $3.7 million in 1998 and $3.6 million in 1997.

         IN-PROCESS RESEARCH AND DEVELOPMENT. Upon consummation of the Tritheim acquisition in November 1998, the Company immediately expensed $2.8 million representing purchased in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Tritheim had several projects in progress at the time of the acquisition including (i) a smart card-enabled software product that enables a personal computer to encrypt and decrypt computer files and e-mail and secures personal computer access and (ii) development of ASICs which incorporates multiple chip set functionality into a single integrated circuit board. Estimated costs to complete these projects aggregated approximately $450,000 at the acquisition date. The in-process projects were completed at various dates in 1999.

         The value assigned to in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the percentage of completion of each project, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present values. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. The following assumptions were used, among others, to estimate discounted net cash flows:

         - The projected revenues were based on management's estimates of total market size, penetration rate and life expectancy for each particular product. The estimated revenues projected average compounded annual growth rates of 40% to 82% during 1999-2003, depending on the product area, with the single largest product having projected sales in 2003 of approximately $11.0 million. Estimated total revenue from the purchased in-process products was expected to peak in year 2003 and decline rapidly in 2004-2006 as other new products were expected to enter the market.

         - The projected cost of sales, sales and marketing expenses, general and administrative expenses and income taxes were estimated by management based on expected and historical operating characteristics. Products, which were more software oriented, were projected to have a higher gross margin than products containing a hardware element.

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

         STOCK COMPENSATION EXPENSE. Stock-based compensation relates to stock awards and stock options granted to several consultants. The fair value of the awards was $251,000 of which $145,000 was charged to expense in 1998.

         GOODWILL AMORTIZATION. The 1998 expense relates to amortization of goodwill and other intangibles associated with the Tritheim acquisition.

         SEVERANCE AND OTHER SPECIAL CHARGES. Special charges in 1997 represents a non-cash charge of $768,000 in connection with the extension and modification of certain common stock purchase warrants.

         OTHER INCOME AND EXPENSE. Interest income decreased to $528,000 for 1998 compared to $667,000 for 1997 due to lower amounts of cash investments. Interest expense principally relates to interest on the remaining environmental obligation and decreased to $191,000 in 1998 compared to $234,000 for 1997. Other expense in 1998 includes a $954,000 charge associated with the termination of a letter of intent to purchase five businesses.


LIQUIDITY

         The Company has financed its operations over the last two years primarily through the sale of common stock. During the year ended December 31, 1999, cash, including short-term investments, decreased by $246,000 to $18.2 million at December 31, 1999. Shareholders' equity as of December 31, 1999 was $30.4 million.

         Operating activities from continuing operations utilized cash of $8.5 million in 1999 and principally consisted of the loss from continuing operations of $16.7 million coupled with the environmental payments to the United States and Commonwealth of Pennsylvania offset by non-cash charges of $5.7 million for goodwill amortization, stock compensation expense and depreciation. Operating activities from discontinued operations utilized cash of $3.2 million.

         Investing activities from continuing operations utilized cash of $4.2 million in 1999 and consisted principally of cash paid, including debt assumed and immediately repaid, in connection with the acquisition of Absec. Investing activities from discontinued operations utilized cash of $3.8 million in 1999 and consisted principally of capital expenditures of $1.5 million and cash paid in connection with the acquisitions of Amazing, Greystone and Greenwald Intellicard of $2.4 million.

         Financing activities provided cash of $19.4 million in 1999 and consisted of the net proceeds from the private placement of common stock of $19.2 million and proceeds from the exercise of options to purchase common stock of $815,000 offset by the repurchase of redeemable shares of $503,000.

         During 1999, the Company's capital expenditures from continuing operations totaled $480,000. The Company anticipates that its level of capital expenditures for 2000 will be greater than 1999 due to the expected growth in headcount and the expenditure requirements of Absec, which was acquired late in 1999. The Company has not entered into any material commitments for acquisitions or capital expenditures and has the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 2000 with its available cash resources as well as through capital equipment financing.

         The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow in 2000 and 2001. Future uses of cash include the following:

         - The Company expects to substantially increase expenditures to support the expansion of sales and marketing efforts, new product development, working capital growth and capital expenditures. Also, there will be a need to fund new initiatives in the broadband market before there is a reasonable expectation to derive any significant revenues from this market.

         - In April 1996, a Consent Decree among the Company, the United States Environmental Protection Agency and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14.4 million plus interest to the United States and Commonwealth of Pennsylvania. Through December 31, 1999, the Company has made principal payments aggregating $11.8 million. Further payments totaling $2.8 million, including interest, will be made to the United States and Commonwealth of Pennsylvania in the amounts of $1.1 million due April 2000, $862,000 due April 2001 and $823,000 due April 2002.

         - The Company sponsors a defined benefit pension plan, which was frozen in 1993. As of December 31, 1999, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $5.5 million. The annual contribution to the plan is expected to be approximately $1 million in 2000 and beyond.

         The Company believes that its current cash balance together with the expected proceeds from the disposition of several businesses will satisfy working capital, product development, sales and marketing expansion and capital expenditures for at least the next 12 months. Although the Company has generated funds to meet its cash requirements in the past and expects to be able to generate funds to meet its obligations and other needs enumerated above, there can be no assurance that such funds will be available when required. In addition, there can be no assurance that the businesses currently held for sale will generate significant proceeds.

         At December 31, 1999, approximately $88 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 2000 through 2019, were available to offset future taxable income. Due to the "change of ownership" provisions of the Internal Revenue Code of 1986, the availability of net operating loss carryforwards to offset federal taxable income in future periods could be subject to an annual limitation if a change in ownership for income tax purposes occur.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, AND WE HAVE ONGOING FUNDING OBLIGATIONS. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 1997, 1998 and 1999 of approximately $4.6 million, $8.4 million and $16.7, respectively. In addition, we experienced negative cash flow from continuing operating activities of $5.0 million, $5.6 million and $8.5 in 1997, 1998 and 1999, respectively. We also incurred a loss of $19.0 million from discontinued operations in 1999 and will incur additional losses from discontinued operations if we realize less from the disposition of those assets than we have estimated or if we are unable to dispose of all of our discontinued operations by the end of the third quarter of 2000, as we currently anticipate.

         We expect that our businesses will require on-going funding to support the expansion of sales and marketing efforts, new product development, working capital growth and capital expenditures. Also, we will need to fund our new initiatives in the broadband market before we can reasonably expect to derive any significant revenues from this market.

         We also have continuing obligations to fund payments due under an environmental consent decree and an underfunded pension plan. As of December 31, 1999, we were required to make future aggregate payments of $2.8 million through April 2002 in connection with the environmental consent decree to which we are subject. Consistent with the general practices of environmental enforcement agencies, the consent decree does not eliminate our potential liability for remediation of contamination that had not been known at the time of the settlement. We sponsor a defined benefit pension plan, which was frozen in 1993. As of December 31, 1999, the present value of the accrued benefit liabilities of our pension plan exceeded the plan's assets by approximately $5.5 million. In addition to the $1.0 million we were required to contribute to the plan for 1999, we are obligated to make continued contributions to the plan in accordance with the rules and regulations prescribed by the Employee Retirement Income Security Act of 1974. Future contribution levels depend in large measure on the mortality rate of plan participants and the investment return on the plan assets. For a discussion of these obligations and our results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements.

         OUR FUTURE PROFITABILITY DEPENDS LARGELY UPON PRODUCTS AND FUTURE PRODUCTS THAT HAVE NOT YET PRODUCED ANY REVENUES OR ARE NOT YET COMMERCIALLY VIABLE. We believe that certain of our products are viable, but have not yet generated any material sales. Our future revenues and earnings depend in large part on the success of these products. Our business is also based on products not yet developed. There are no assurances that these products will be developed into working products or that a market will develop for these products in the future.

         WE HAVE LIMITED EXPERIENCE IN THE BROADBAND MARKET. We have only recently begun to penetrate the broadband market. We are therefore subject to the risks inherent in establishing a new business enterprise.

         Our business model is new and unproven and may not generate sufficient revenue for us to be successful. The volume of products and services distributed using our technology may be too small to support or grow our business.

         THE MARKET'S ACCEPTANCE OF OUR PRODUCTS IS UNCERTAIN. Demand for, and market acceptance of, our products is subject to a high level of uncertainty due to rapidly changing technology, new product introductions and changes in customer requirements and preferences. The success of our products or any future products also depends upon our ability to enhance our existing products and to develop and introduce new products and technologies to meet customer requirements. We face the risk that our current and future products will not achieve market acceptance.

         Interactive television is a new and emerging business, and we cannot guarantee that it will attract widespread demand or market acceptance. Our success in this area depends upon, among other things, broad acceptance of the concept of interactive television by industry participants, including broadcast and pay-television networks and system operators and manufacturers of televisions and set-top boxes, including their ability to successfully market interactive television to television viewers and advertisers. There have been several well-financed, high-profile attempts in the U.S. to develop and deploy systems in the broad category of interactive television. None of these attempts has resulted in large scale deployment, and many key industry participants have avoided participating in interactive television for a variety of reasons, including:

         -        inconsistent quality of service;

         -        need for new and expensive hardware in homes;

         -        inadequate transmission facilities and broadcast centers;

         - complicated and expensive processes for creating interactive content; and

         - inability to align the conflicting interests of various participants.

         Accordingly, such participants may perceive interactive television negatively and be reluctant to participate.

         In addition, other participants in the television industry must accept and support interactive television for it to be successful. For instance, broadcasters will need to add interactive features to their programming and commercial vendors will need to embrace e-commerce over interactive television. We cannot assure you that these parties will provide such support.

         WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in our business. The ASICs we provide to Motorola's General Instruments for inclusion in their set-top boxes accounted for 56% of our revenue in 1999 and 28% of our receivable balance as of December 31, 1999. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business.

         We generally do not enter into long-term supply commitments with our customers. Instead, we bid on a project basis and have supply contracts in place for each project. Significant reductions in sales to any of our largest customers would have a material adverse effect on our business. In addition, we generate significant accounts receivable and inventory balances in connection with providing products to our customers. A customer's inability to pay for our products could have a material adverse effect on our results of operations.

         WE DEPEND ON THIRD PARTY MANUFACTURERS WHO ARE OUTSIDE OF OUR CONTROL. We outsource manufacturing needs of a significant portion of our products to third party contract manufacturers. Outsourcing of manufacturing involves risks with respect to quality assurance, cost and the absence of engineering support. In addition, financial, operational or supply problems encountered by the third party manufacturers we use or may use in the future, their subcontractors or their suppliers could result in our inability to obtain timely delivery, if at all, of finished products. Any such difficulties would adversely affect our financial results.

         OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO KEEP PACE WITH TECHNOLOGICAL CHANGES AND INTRODUCE NEW PRODUCTS IN A TIMELY MANNER. The rate of technological change currently affecting the television industry is particularly rapid compared to other industries. The migration of television from analog to digital transmission, the convergence of television, the Internet, communications and other media and other emerging trends are creating a dynamic and unpredictable environment in which to operate. Our ability to anticipate these trends and adapt to new technologies is critical to our success. Because new product development commitments must be made well in advance of actual sales, new product decisions must anticipate future demand as well as the speed and direction of technological change. Our ability to remain competitive will depend upon our ability to develop in a timely and cost effective manner new and enhanced products at competitive prices. New product introductions or enhancements by our competitors could cause a decline in sales or loss of market acceptance of our existing products and lower profit margins.

         Our success in developing, introducing and selling new and enhanced products depends upon a variety of factors, including:

         -        product selections;

         - timely and efficient completion of product design and development;

         - timely and efficient implementation of manufacturing processes;

         -        effective sales, service and marketing;

         -        price; and

         -        product performance in the field.

         Our ability to develop new products also depends upon the success of our research and development efforts. Our research and development expenditures for the year ended December 31, 1999 were $1.3 million and we plan to increase this substantially in the near term. We cannot assure you that these expenditures will lead to the development of viable products. We may need to devote substantially more resources to our research and development efforts in the future.

         The market for digital rights management solutions is fragmented and marked by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles and changes in customer demands. To succeed, we must develop and introduce, in response to customer and market demands, software that offers features and functionality that are not currently available in the market. Any delays in our ability to develop and release products will seriously harm our business and operating results. In the past, we have experienced delays in new product releases, and we may experience similar delays in the future.

         THE HIGHLY COMPETITIVE MARKETS IN WHICH WE OPERATE COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS. The markets in which we operate are intensely competitive and characterized by rapidly changing technology. We compete against numerous companies, many of which have greater resources than we do, and we believe that competition is likely to intensify.

         We believe that the principal competitive factors affecting the broadband market are:

         - the extent to which products support industry standards and are capable of being operated or integrated with other products;

         -        technical features and level of security;

         -        strength of distribution channels;

         -        price;

         - product reputation, reliability, quality, performance and customer support;

         - product features such as adaptability, functionality and ease of use; and

         -        competitor reputation, positioning and resources.

         We cannot assure you that competitive pressures will not have a material adverse effect on our business and operating results. Many of our current and potential competitors have longer operating histories in the broadband industry and significantly greater financial, technical, sales, customer support, marketing and other resources, as well as greater name recognition and a larger installed base of their products and technologies than our company. Additionally, there can be no assurance that new competitors will not enter the broadband market. Increased competition would likely result in price reductions, reduced margins and loss of market share, any of which would have a material adverse effect on our business and operating results.

         The market for broadband solutions is new, intensely competitive and rapidly evolving. We expect competition to continue to increase both our existing competitors and new market entrants. Our primary competition currently comes from or is anticipated to come from:

         - companies offering payment solutions, including Trintech and VeriFone;

         - companies offering chip technology infrastructures, including Gemplus, Philips and SCM Microsystems;

         - companies offering closed environment solutions, including small value electronic cash systems and database management solutions, such as CyberMark and Danyl Schlumberger; and

         - companies that offer digital rights management solutions, such as InterTrust, Wave, Preview Systems, Aladdin, IBM and Microsoft.


         Many of our current and potential competitors have longer operating histories and significantly greater financial, technical, sales, customer support, marketing and other resources, as well as greater name recognition and a larger installed base of their products and technologies than we do. Many of these companies have broader customer relationships that could be leveraged, including relationships with many of our customers. These companies also have more established customer support and professional services organizations than we do. In addition, a number of companies with significantly greater resources than we have could attempt to increase their presence in the broadband market by acquiring or forming strategic alliances with our competitors, resulting in increased competition.

         OUR LONG PRODUCT SALES CYCLES SUBJECT US TO RISK. Our products fall into two categories, those that are standardized and ready to install and use and those that require significant development efforts to implement within the purchasers' own systems. Those products requiring significant development efforts tend to be newly developed technologies and software applications that can represent major investments for customers. We rely on potential customers' internal review processes and systems requirements. The implementation of some of our products involves deliveries of small quantities for pilot programs and significant testing by the customers before firm orders are received for production volumes, or lengthy beta testing of software solutions. For these more complex products, the sales process may take one year or longer, during which time we may expend significant financial, technical and management resources, without any certainty of a sale.

         WE MAY BE LIMITED IN OUR USE OF OUR FEDERAL NET OPERATING LOSS CARRYFORWARDS. As of December 31, 1999, we had federal net operating loss carryforwards, subject to review by the Internal Revenue Service, totaling approximately $88 million for federal income tax purposes, approximately $12.0 million of which will expire at the end of 2000, $9.0 million of which will expire at the end of 2001 and $25.0 million of which will expire at the end of 2002. We do not expect to earn any significant taxable income prior to 2002, and may not do so until later. A federal net operating loss can generally be carried back two or three years and then forward fifteen or twenty years (depending on the year in which the loss was incurred), and used to offset taxable income earned by a company (and thus reduce its income tax liability).

         Section 382 of the Internal Revenue Code provides that when a company undergoes an "ownership change," the corporation's use of its net operating losses is limited in each subsequent year. An "ownership change" occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company's stock as compared to that shareholder's lowest percentage ownership during the preceding three-year period exceeds fifty percentage points. For purposes of this rule, certain shareholders who own less than five percent of a company's stock are aggregated and treated as a single five-percent shareholder. We intend to issue a substantial number of shares of our common stock in connection with public and private offerings. In addition, the exercise of outstanding warrants and certain options to purchase shares of our common stock may require us to issue additional shares of our common stock. The issuance of a significant number of shares of common stock could result in an "ownership change." If we were to experience such an "ownership change," we estimate that we would not be able to use a substantial amount of our available federal net operating loss carryforwards to reduce our taxable income.

         The extent of the actual future use of our federal net operating loss carryforwards is subject to inherent uncertainty because it depends on the amount of otherwise taxable income we may earn. We cannot give any assurance that we will have sufficient taxable income in future years to use any of our federal net operating loss carryforwards before they would otherwise expire.

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

         If our technology or products are determined to infringe upon the rights of others, and we were unable to obtain licenses to use the technology, we could be required to cease using the technology and stop selling the products. We may not be able to obtain a license in a timely manner on acceptable terms or at all. Any of these events would have a material adverse effect on our financial condition and results of operations.

         Patent disputes are common in technology-related industries. We cannot assure you that we will have the financial resources to enforce or defend a patent infringement or proprietary rights action. As the number of products and competitors in the broadband market grows, the likelihood of infringement claims also increases. Any claim or litigation may be time-consuming and costly, cause product shipment delays or require us to redesign our products or require us to enter into royalty or licensing agreements. Any of these events would have a material adverse effect on our business and operating results. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology, duplicate our products or design around patents or other intellectual property rights.

         IF THIRD PARTIES DO NOT DEPLOY OUR TECHNOLOGY AND CREATE A MARKET FOR DIGITAL COMMERCE, OUR BUSINESS WILL BE HARMED. Relationships with leading content, technology and commerce service providers are critical to our success. Our business and operating results would be harmed to the extent our strategic partnerships fail, in whole or in part, to:

         -        deploy our technology;

         - develop an infrastructure for the sale and delivery of digital goods and services;

         - generate transaction fees from the sale of digital content and services; and

         -        develop and deploy new applications.

         THE NATURE OF OUR PRODUCTS SUBJECTS US TO PRODUCT LIABILITY RISKS. Our customers may rely on certain of our current products and products in development to prevent unauthorized access to digital content, computer networks, digital video broadcasting and real property. A malfunction of or design defect in certain of our products could result in tort or warranty claims. Although we attempt to reduce the risk of exposure from such claims through warranty disclaimers and liability limitation clauses in our sales agreements and by maintaining product liability insurance, we cannot assure you that these measures will be effective in limiting our liability for any damages. Any liability for damages resulting from security breaches could be substantial and could have a material adverse effect on our business and operating results. In addition, a well-publicized actual or perceived security breach involving our conditional access or security products could adversely affect the market's perception of our products in general, regardless of whether any breach is attributable to our products. This could result in a decline in demand for our products, which would have a material adverse effect on our business and operating results.

         WE MAY HAVE DIFFICULTY RETAINING OR RECRUITING PROFESSIONALS FOR OUR BUSINESS. Our future success and performance is dependent on the continued services and performance of our senior management and other key personnel. There is a shortage of qualified marketing, technical and financial personnel in our industry, and the competition for such personnel is intense. Accordingly, the loss of the services of any of our executive officers or other key employees could materially adversely affect our business.

         Our business requires experienced software programmers, creative designers and application developers, and our success depends on identifying, hiring, training and retaining such experienced, knowledgeable professionals. If a significant number of our current employees or any of our senior technical personnel resign, or for other reasons are no longer employed by us, we may be unable to complete or retain existing projects or bid for new projects of similar scope and revenues. In addition, former employees may compete with us in the future.

         Even if we retain our current employees, our management must continually recruit talented professionals in order for our business to grow. There is currently a shortage of qualified senior technical personnel in the software development field, and this shortage is likely to continue. Furthermore, there is significant competition for employees with the skills required to perform the services we offer. We cannot assure you that we will be able to attract a sufficient number of qualified employees in the future to sustain and grow our business, or that we will be successful in motivating and retaining the employees we are able to attract. If we cannot attract, motivate and retain qualified professionals, our business, financial condition and results of operations will suffer.

         IF STANDARDS FOR DIGITAL RIGHTS MANAGEMENT ARE NOT ADOPTED, CONFUSION AMONG CONTENT PROVIDERS, DISTRIBUTORS AND CONSUMERS MAY DEPRESS THE LEVEL OF DIGITAL COMMERCE, WHICH WOULD REDUCE OUR REVENUES. If standards for digital rights management are not adopted or complied with, content providers may delay distributing content until they are confident that the technology by which the content is to be distributed will be commercially accepted. Standards for the distribution of various digital content might not develop or might be found to violate antitrust laws or fair use of copyright policies. In addition, the failure to develop a standard among device manufacturers may affect the market for digital goods and services. As a result, consumers may delay purchasing products and services that include our technology if they are uncertain of commercial acceptance of the standards with which our technology complies. Consequently, if a standard format for the secure delivery of content on the Internet is not adopted, or if the standards are not compatible with our digital rights management technology, our business and operating results would likely be harmed.

         OUR ARTICLES OF INCORPORATION AND BY-LAWS, CERTAIN CHANGE OF CONTROL AGREEMENTS, OUR RIGHTS PLAN AND PROVISIONS OF PENNSYLVANIA LAW COULD DETER TAKEOVER ATTEMPTS.

         Blank check preferred stock. Our board of directors has the authority to issue up to 136,566 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the holders of our common stock. The rights of the holders of any preferred stock that may be issued in the future may adversely affect the rights of the holders of our common stock. The issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change of control. Such preferred stock may have other rights, including economic rights, senior to our common stock, and as a result, the issuance of the preferred stock could limit the price that investors might be willing to pay in the future for shares of our common stock and could have a material adverse effect on the market value of our common stock.

         Rights plan. Our rights plan entitles the registered holders of rights to purchase shares of our class A preferred stock upon the occurrence of certain events, and may have the effect of delaying, deferring or preventing a change of control.

         Change of control agreements. We are a party to change of control agreements which provide for payments to certain of our directors and executive officers under certain circumstances following a change of control. Since the change of control agreements require large cash payments to be made by any person effecting a change of control, these agreements may discourage takeover attempts.

         The change of control agreements provide that, if the services of any person party to a change of control agreement are terminated within three years following a change of control, that individual will be entitled to receive, in a lump sum within 10 days of the termination date, a payment equal to 2.99 times that individual's average annual compensation for the shorter of the five years preceding the change of control and the period the individual received compensation from us for personal services. Assuming a change of control were to occur at the present time, payments in the following amounts would be required:
Mr. Harry I. Freund -- $972,000; Mr. Jay S. Goldsmith -- $972,000; and Mr. David
L. Herman -- $104,000. If any such payment, either alone or together with others made in connection with the individual's termination, is considered to be an excess parachute payment under the Internal Revenue Code, the individual will be entitled to receive an additional payment in an amount which, when added to the initial payment, would result in a net benefit to the individual, after giving effect to excise taxes imposed by Section 4999 of the Internal Revenue Code and income taxes on such additional payment, equal to the initial payment before such additional payment. We would not be able to deduct these payments for income tax purposes.

         Pennsylvania law. We are a Pennsylvania corporation. Anti-takeover provisions of Pennsylvania law could make it difficult for a third party to acquire control of us, even if such change of control would be beneficial to our shareholders.

         WE ARE SUBJECT TO GOVERNMENT REGULATION. The telecommunications, media, broadcast and cable television industries are subject to extensive regulation by governmental agencies. These governmental agencies continue to oversee and adopt legislation and regulation over these industries, which may affect our business, market participants with which we have relationships or the acceptance of interactive television in general. In addition, future legislation or regulatory requirements regarding privacy issues could be enacted to require notification to users that captured data may be used by marketing entities to target product promotion and advertising to that user. Any of these developments may materially adversely affect our business.

         Federal, state and local regulations impose various environmental controls on the discharge of chemicals and gases, which may be used in our present or future assembly processes. Moreover, changes in such environmental rules and regulations may require us to invest in capital equipment and implement compliance programs in the future. Any failure by our company to comply with environmental rules and regulations, including the discharge of hazardous substances, would subject us to liabilities and would materially adversely affect our operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk primarily through its short-term investments. The Company's investment policy calls for investment in short-term, low risk instruments. As of December 31, 1999, short-term investments (principally U.S. Treasury bills) were $17.0 million. Due to the nature of these investments, any decrease in rates would not have a material impact on the Company's financial condition or results of operations.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 2000 Annual Meeting of Shareholders.

     The information with respect to the executive officers of the Company required by this item is set forth in Item 1A of this Form 10-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon the Company's review of the copies of such forms received by it during the fiscal year ended December 31, 1999 and representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or, to the Company's knowledge, beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 2000 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 2000 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 2000 Annual Meeting of Shareholders.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      Financial Statements, Financial Statement Schedules and Exhibits.

         1) Financial Statements - See accompanying Index to Consolidated Financial Statements, Page F-1.

         2) Financial Statement Schedules - See accompanying Index to Consolidated Financial Statements, Page F-1.



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

           4.6 Amended and Restated Rights Agreement, dated as of August 7, 1998, between the Registrant and Continental Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference from the Registrant's Form 8-K, filed on September 17, 1998.

           10.1 Agreements dated as of August 1987 between the Registrant and Harry I. Freund, Jay S. Goldsmith and David L. Herman concerning a change in control of the Registrant. Incorporated by reference from the Registrant's Form 8 Amendment to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987, dated December 7, 1987, filed on December 18, 1987.

           10.4 Publicker Industries Inc. 1993 Long-Term Incentive Plan. Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1993, dated March 29, 1994.

           10.5 Publicker Industries Inc. Non-employee Director Stock Option Plan. Incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1993, dated March 29, 1994.

           10.6 Asset Purchase Agreement dated August 16, 1996 among Masterview Window Company, Inc., Registrant, Hanten Acquisition Co., as sellers, and Masterview

                  Acquisition Corp., as buyer. Incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 1996, dated November 14, 1996.

           10.7 Agreement and Plan of Merger dated as of October 30, 1998 among Registrant, Publicker Smart Card Acquisition Co., Tritheim Technologies, Inc. and the Security Holders of Tritheim Technologies, Inc. Incorporated by reference from the Registrant's Form 8-K, filed on December 7, 1998.

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

          10.11 Termination, Severance and Release Agreement dated as of December 3, 1999 between Registrant and James J. Weis. Filed herewith.

          10.12 Employment Agreement, dated as of November 3, 1999 between Registrant and Jan-Erik Rottinghuis. Filed herewith.

          10.13   PubliCARD, Inc. 1999 Long-Term Incentive Plan. Filed herewith.

          10.14 PubliCARD, Inc. 1999 Stock Option Plan for Non-Employee Directors. Filed herewith.

           21.1   Subsidiaries of Registrant.  Filed herewith.

           23.1 Consent letter from Independent Public Accountants. Filed herewith.

           27.1   Financial Data Schedule (EDGAR version only).  Filed herewith.

         Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PUBLICARD,  INC.
                                             (Registrant)

Date   March 29, 2000                 By:    /s/ JAN-ERIK ROTTINGHUIS
       -----------------                    -----------------------------------
                                             Jan-Erik Rottinghuis, President,
                                             Chief Executive Officer and
                                             Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date  March 29, 2000                  By:    /s/ JAN-ERIK ROTTINGHUIS
       -----------------                    -----------------------------------
                                             Jan-Erik Rottinghuis, President,
                                             Chief Executive Officer and
                                             Director

Date   March 29, 2000                 By:    /s/ ANTONIO L. DELISE
       -----------------                    -----------------------------------
                                             Antonio L. DeLise, Vice President,
                                             Chief Financial Officer, Secretary
                                             and Principal Financial and
                                             Accounting Officer

Date   March 29, 2000                 By:    /s/ CLIFFORD B. COHN
       -----------------                    -----------------------------------
                                             Clifford B. Cohn, Director

Date   March 29, 2000                 By:    /s/ HARRY I. FREUND
       -----------------                    -----------------------------------
                                             Harry I. Freund, Director

Date   March 29, 2000                 By:    /s/ JAY S. GOLDSMITH
       -----------------                    -----------------------------------
                                             Jay S. Goldsmith, Director

Date   March 29, 2000                 By:    /s/ DAVID L. HERMAN
       -----------------                    -----------------------------------
                                             David L. Herman, Director

Date   March 29, 2000                 By:    /s/ L. G. SCHAFRAN
       -----------------                    -----------------------------------
                                             L. G. Schafran, Director

Date   March 29, 2000                 By:    /s/ HATIM A. TYABJI
       -----------------                    -----------------------------------
                                             Hatim A. Tyabji, Director

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Financial Statements

Report of independent public accountants                                     F-2

Consolidated balance sheets as of December 31, 1999 and 1998                 F-3

Consolidated statements of income (loss) for the years ended
   December 31, 1999, 1998 and 1997                                          F-4

Consolidated statements of shareholders' equity for the
   years ended December 31, 1999, 1998 and 1997                              F-5

Consolidated statements of cash flows for the years ended
   December 31, 1999, 1998 and 1997                                          F-6

Notes to consolidated financial statements                      F-7 through F-19

Schedule

Report of independent public accountants on schedule                        F-20

Schedule II - Valuation and qualifying accounts                             F-21



      All other schedules required by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To PubliCARD, Inc.:

We have audited the accompanying consolidated balance sheets of PubliCARD, Inc. (a Pennsylvania corporation) and subsidiary companies as of December 31, 1999 and 1998, and the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PubliCARD, Inc. and subsidiary companies as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                    /s/ Arthur Andersen LLP



Stamford, Connecticut
March 20, 2000

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS AS OF
                           DECEMBER 31, 1999 AND 1998

                                                                                                    1999                    1998
                                                                                                  ---------               ---------
                                                                                                  (in thousands except share data)
                                     ASSETS

Current assets:
      Cash, including short-term investments of $16,997 in 1999 and $17,547 in 1998               $  18,236               $  18,482
      Trade receivables, less allowance for doubtful accounts (1999 - $92; 1998 - $38)                1,720                      37
      Inventories                                                                                       903                      34
      Net assets of discontinued operations                                                          10,832                   8,385
      Other                                                                                             613                     373
                                                                                                  ---------               ---------
           Total current assets                                                                      32,304                  27,311
                                                                                                  ---------               ---------

Equipment and leasehold improvements, net                                                             1,063                     377
Goodwill                                                                                             11,508                   7,925
Other assets                                                                                            613                   1,262
                                                                                                  ---------               ---------
                                                                                                  $  45,488               $  36,875
                                                                                                  =========               =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Trade accounts payable                                                                      $   2,413               $     693
      Accrued liabilities                                                                             6,002                   3,198
                                                                                                  ---------               ---------
           Total current liabilities                                                                  8,415                   3,891

Other non-current liabilities                                                                         6,674                   7,689
                                                                                                  ---------               ---------
      Total liabilities                                                                              15,089                  11,580
                                                                                                  ---------               ---------

Redeemable shares                                                                                      --                     3,378
                                                                                                  ---------               ---------

Shareholders' equity:
      Common shares, $0.10 par value,
           Authorized - 40,000,000
           Issued - 26,191,189 in 1999 and 20,300,954 in 1998                                         2,619                   2,030
      Additional paid-in capital                                                                    111,476                  67,091
      Accumulated deficit                                                                           (74,610)                (38,891)
      Common shares held in treasury, at cost                                                        (8,649)                 (8,207)
      Unearned compensation                                                                            (437)                   (106)
                                                                                                  ---------               ---------
           Total shareholders' equity                                                                30,399                  21,917
                                                                                                  ---------               ---------
                                                                                                  $  45,488               $  36,875
                                                                                                  =========               =========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                       1999               1998               1997
                                                                                           (in thousands except per share data)
                                                                                     --------           --------           --------
Net sales                                                                            $  1,930           $      3           $   --

Cost of sales                                                                             978                  7               --
                                                                                     --------           --------           --------

         Gross margin                                                                     952                 (4)              --
                                                                                     --------           --------           --------

Operating expenses:
         General and administrative                                                     5,713              3,694              3,570
         Sales and marketing                                                            2,862                 21               --
         Product development                                                            1,318                 53               --
         In-process research and development                                             --                2,800               --
         Stock compensation expense                                                     2,759                145               --
         Goodwill amortization                                                          1,749                128               --
         Severance and other special charges                                            1,895               --                  768
                                                                                     --------           --------           --------
                                                                                       16,296              6,841              4,338
                                                                                     --------           --------           --------
Loss from operations                                                                  (15,344)            (6,845)            (4,338)
                                                                                     --------           --------           --------

Other income (expenses):
         Interest income                                                                  561                528                667
         Interest expense                                                                (158)              (191)              (234)
         Cost of retirement benefits - non-operating                                   (1,028)              (846)              (768)
         Other (expense) income                                                          (751)            (1,023)                31
                                                                                     --------           --------           --------
                                                                                       (1,376)            (1,532)              (304)
                                                                                     --------           --------           --------

Loss from continuing operations                                                       (16,720)            (8,377)            (4,642)

Discontinued operations:
         Income (loss) from discontinued operations                                   (13,999)             2,302              2,954
         Gain (loss) on disposition of discontinued operations                         (5,000)              --                  609
                                                                                     --------           --------           --------
Net loss                                                                             $(35,719)          $ (6,075)          $ (1,079)
                                                                                     ========           ========           ========

Basic earnings (loss) per common share:
         Continuing operations                                                       $   (.88)          $   (.61)          $   (.33)
         Discontinued operations                                                        (1.00)               .17                .25
                                                                                     --------           --------           --------
                                                                                     $  (1.88)          $   (.44)          $   (.08)
                                                                                     ========           ========           ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                   COMMON SHARES
                                               -------------------   ADDITIONAL                  COMMON                     SHARE-
                                                 SHARES                PAID-IN    ACCUMULATED   TREASURY     UNEARNED      HOLDERS'
                                                 ISSUED     AMOUNT     CAPITAL      DEFICIT     SHARES(1)  COMPENSATION    EQUITY
                                               ----------   ------   ----------   -----------   ---------  ------------  -----------
                                                                         (in thousands except share data)
Balance - December 31, 1996                    16,037,937   $1,604   $   48,240   $  (31,737)   $ (4,111)   $     --     $   13,996

Common shares issued
     Stock option plans                            27,000        2           29         --          --            --             31
     Stock purchase warrants                      486,912       49          878         --          --            --            927

Expense related to extension of common
     stock purchase warrants                         --       --            768         --          --            --            768

Purchase of common shares                            --       --           --           --        (3,770)         --         (3,770)

Net loss                                             --       --           --         (1,079)       --            --         (1,079)
                                               ----------   ------   ----------   ----------    --------    ----------   ----------

Balance - December 31, 1997                    16,551,849    1,655       49,915      (32,816)     (7,881)         --         10,873

Common shares issued
     Stock option plans                           433,000       43          606         --          --            --            649
     Private placement                          2,059,000      206       10,079         --          --            --         10,285
     Business acquisition                       1,253,771      126        8,261         --          --            --          8,387
     Restricted shares and grant of stock
        options to consultants                      3,334     --            251         --          --            (251)        --

Amortization of unearned compensation                --       --           --           --          --             145          145

Market adjustment to redeemable shares               --       --         (2,021)        --          --            --         (2,021)

Purchase of common shares                            --       --           --           --          (326)         --           (326)

Net loss                                             --       --           --         (6,075)       --            --         (6,075)
                                               ----------   ------   ----------   ----------    --------    ----------   ----------

Balance - December 31, 1998                    20,300,954    2,030       67,091      (38,891)     (8,207)         (106)      21,917

Common shares issued
     Stock option plans                           685,655       68        1,822         --          (442)         --          1,448
     Private placement                          3,269,500      327       18,859         --          --            --         19,186
     Business acquisitions                      1,509,610      151       17,635         --          --            --         17,786
     Pension plan contribution                     18,000        2          142         --          --            --            144
     Restricted shares and below
       market stock options                       208,333       21        3,072         --          --          (1,614)       1,479

Amortization of unearned compensation                --       --           --           --          --           1,283        1,283

Market adjustment to redeemable shares               --       --            846         --          --            --            846

Reclassification of redeemable shares             199,137       20        2,009         --          --            --          2,029

Net loss                                             --       --           --        (35,719)       --            --        (35,719)
                                               ----------   ------   ----------   ----------    --------    ----------   ----------

Balance - December 31, 1999                    26,191,189   $2,619   $  111,476   $  (74,610)   $ (8,649)   $     (437)  $   30,399
                                               ==========   ======   ==========   ==========    ========    ==========   ==========

 (1) Represents common shares held in treasury of 3,725,024 at December 31, 1999, 3,660,252 at December 31, 1998, and 3,440,252 at December 31,
        1997.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                             1999            1998           1997
                                                                                           --------        --------        --------
                                                                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations                                                        $(16,720)       $ (8,377)       $ (4,642)
    Adjustments to reconcile loss to net cash
       used in continuing operations:
       In-process research and development                                                     --             2,800            --
       Goodwill amortization                                                                  1,749             128            --
       Stock compensation and warrant expense                                                 3,763             146             768
       Depreciation                                                                             185              83              80
       Changes in operating assets and liabilities                                            2,563            (426)         (1,139)
                                                                                           --------        --------        --------
          Net cash used in continuing operations                                             (8,460)         (5,646)         (4,933)

    Income (loss) from discontinued operations                                              (18,999)          2,302           3,563
       Loss (gain) on disposition of discontinued operations                                  5,000            --              (609)
       Non-cash charges                                                                      12,042             398             432
       Change in net assets of discontinued operations                                       (1,211)           (379)         (1,549)
                                                                                           --------        --------        --------
          Net cash provided by (used in) discontinued operations                             (3,168)          2,321           1,837
                                                                                           --------        --------        --------
              Net cash used in operating activities                                         (11,628)         (3,325)         (3,096)
                                                                                           --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of businesses, net of cash acquired                                          (3,689)         (1,145)           --
    Capital expenditures                                                                       (480)           (108)            (19)
                                                                                           --------        --------        --------
          Net cash used in continuing operations                                             (4,169)         (1,253)            (19)

    Acquisition of businesses, net of cash acquired                                          (2,442)           (312)           --
    Proceeds from discontinued operations                                                       107              31           1,488
    Capital expenditures                                                                     (1,465)           (210)           (312)
                                                                                           --------        --------        --------
          Net cash (used in) provided by discontinued operations                             (3,800)           (491)          1,176
                                                                                           --------        --------        --------
              Net cash (used in) provided by investing activities                            (7,969)         (1,744)          1,157
                                                                                           --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from private placements of common shares                                        19,186          10,285            --
    Issuance of common shares pursuant to stock option and warrant exercises                    815             649             958
    Purchase of treasury shares                                                                --              (326)         (3,770)
    Purchase of redeemable shares                                                              (503)           --              --
    Repayment of term loans and notes payable from discontinued operations                     (147)           (134)           (490)
                                                                                           --------        --------        --------
              Net cash provided by (used in) financing activities                            19,351          10,474          (3,302)
                                                                                           --------        --------        --------

NET INCREASE (DECREASE) IN CASH                                                                (246)          5,405          (5,241)
CASH - BEGINNING OF PERIOD                                                                   18,482          13,077          18,318
                                                                                           --------        --------        --------
CASH - END OF PERIOD                                                                       $ 18,236        $ 18,482        $ 13,077
                                                                                           ========        ========        ========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

         PubliCARD, Inc. ("PubliCARD" or the "Company") was incorporated in the Commonwealth of Pennsylvania in 1913. The Company was known as Publicker Industries Inc. until 1998, when its name was changed to PubliCARD, Inc. PubliCARD entered the smart card industry in early 1998, and began to develop solutions for the conditional access, security, payment system and data storage needs of industries utilizing smart card technology. The Company made a series of acquisitions to enhance its position in the smart card industry. In early 2000, PubliCARD's Board of Directors, together with its management team, determined to integrate its operations and focus on the broadband market. To effect this new business strategy, in March 2000, the Board of Directors adopted a plan of disposition pursuant to which the Company will divest its non-core operations. See Note 9 for a discussion on the disposition plan.

         The Company will pursue its new business strategy through the integration of its remaining operations. As a result of this integration, the Company's product range includes application specific integrated circuits, also known as ASICs, for television set-top boxes, secure electronic commerce, Internet security and software copy protection. In addition, The Company is developing point-of-deployment applications, also known as PODs, which scramble and unscramble data entering and exiting set-top boxes. PubliCARD will continue to design closed environment solutions, including small value electronic cash systems and database management solutions. The Company provides systems for closed populations to allow individual user access, unique rights and monitoring.

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

INVENTORIES

      Inventories are recorded at cost, determined on a first-in, first-out, or FIFO, basis and do not exceed net realizable values. Inventories at December 31, 1999 and 1998 consisted of the following:

                                                 1999            1998
                                                ------          ------
                                                    (in thousands)
Raw materials and supplies                      $  599          $   34
Work in process                                     48             --
Finished goods                                     256             --
                                                ------          ------
                                                $  903          $   34
                                                ======          ======

DEPRECIATION AND AMORTIZATION

    Equipment and leasehold improvements are stated at cost. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation for equipment is computed using the straight-line method over estimated useful lives of 3 to 7 years. Amortization for leasehold improvements is computed using the lesser of the estimated useful life or the life of the lease. Equipment and leasehold improvements at December 31, 1999 and 1998 consisted of the following:

                                                 1999          1998
                                               -------       -------
                                                   (in thousands)
Equipment                                      $ 1,307       $   532
Leasehold improvements                             218           177
Accumulated depreciation and amortization         (462)         (332)
                                               -------       -------
                                               $ 1,063       $   377
                                               =======       =======

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Goodwill is the excess of the purchase price and related costs over the value assigned to the net tangible assets of the businesses acquired. Goodwill is amortized on a straight-line basis over five years. Accumulated amortization was $1.9 million and $128,000 as of December 31, 1999 and 1998, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of non-discounted cash flows and operating income for each subsidiary having a goodwill balance. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1999.

REVENUE RECOGNITION

    Revenue from product sales are recorded upon shipment of the product. Provisions are recorded for estimated warranty repairs, returns and bad debts at the time the products are shipped. Software license fees are recognized upon shipment if a signed contract exists, the fee is fixed and determinable and the collection of the resulting receivable is probable. Revenue from maintenance and support fees are recognized ratably over the contract period.

STOCK-BASED COMPENSATION

    The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's common stock at the date of grant over the exercise price. Restricted stock is recorded or stock awards are recorded as compensation expense over the vesting period, if any, based on the market value on the date of grant. The Company has provided in Note 6 the pro forma disclosures of the effect on net income (loss) and earnings (loss) per common share as if the fair value-based method had been applied in measuring compensation expense.

USE OF ESTIMATES

    The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. While all available information has been considered, actual amounts could differ from those reported.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging activities", subsequently amended by SFAS No. 137, to be effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity depending on whether the derivative is being used to hedge or changes in fair value or cash flows. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial statements.

EARNINGS (LOSS) PER COMMON SHARE

    Basic net income (loss) per common share is based on net income divided by the weighted average number of common shares outstanding during each year (18,978,519 in 1999; 13,716,243 in 1998; and 14,057,396 in 1997). Diluted net
income (loss) per common share assumes issuance of the net incremental shares from stock options and warrants at the later of the beginning of the year or date of issuance. Diluted net income (loss) per share was not computed for 1999, 1998 and 1997 as the effect of stock options and warrants were antidilutive.

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of the Company's foreign affiliate are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as a component of shareholders' equity. The translation adjustment recorded for 1999 did not have a material effect on the Company's financial statements.

CONCENTRATION OF CREDIT RISK

    The carrying amount of financial instruments including cash and short-term investments, accounts receivable and accounts payable approximated fair value as of December 31, 1999, because of the relatively short maturity of these instruments. The Company maintains all of its cash and short-term investments with high-credit quality financial institutions. Approximately, 28% of the company's accounts receivable balance as of December 31, 1999 and 56% of the Company's sales for the year ended December 31, 1999 was represented by a single customer, which exposes the Company to a concentration risk.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

    Research and development costs are expensed as incurred. In accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes eligible computer software costs upon achievement of technological feasibility subject to net realizable value considerations. Through December 31, 1999, such costs eligible for capitalization were insignificant. Accordingly, all such costs have been charged to product development expenses.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITIONS

     On November 16, 1999, the Company acquired 100% of the common stock of Absec Ltd., a Northern Ireland company that designs, manufactures and distributes cost recovery and cashless payment and control systems. The aggregate purchase price was approximately $5.5 million and included the issuance of 388,209 shares of common stock and options to purchase a total of 300,000 shares of common stock at an exercise price of $6.19 per share.

     On November 24, 1998, the Company acquired 100% of the common stock of Tritheim, a Florida company that designs, develops, and sells technologies used in conditional access systems and secure electronic commerce over the Internet. The aggregate purchase price was approximately $10.4 million and included the issuance of 1,495,037 shares of common stock and options to purchase a total of 333,270 shares of common stock at an exercise price of $2.00 per share.

     The amount and components of the estimated purchase price along with the preliminary allocation of the estimated purchase price are as follows (in thousands):

                                              ABSEC            TRITHEIM
                                              -----            --------
     Purchase price:
Value of common stock and stock options       $  3,455       $  9,743
Cash paid                                        1,561             --
 Acquisition expenses                              525            694
                                              --------       --------
                                              $  5,541       $ 10,437
                                              ========       ========
 Allocation of purchase price:
 Net assets (liabilities)                     $    498       $   (713)
 In-process research and development                --          2,800
 Goodwill                                        5,043          8,350
                                              --------       --------
                                              $  5,541       $ 10,437
                                              ========       ========

     The assets and liabilities of Absec and Tritheim were recorded at their estimated fair values as of the respective acquisition dates. The aggregate fair value of Tritheim's research and development efforts that had not reached technological feasibility and had no alternative future uses was determined by appraisal to be $2.8 million, and was expensed at the date of the acquisition. A similar appraisal was performed in connection with the Absec acquisition, which resulted in no such charge. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and is amortized using the straight-line method over its estimated life of five years.

     The acquisitions have been accounted for as purchases and, accordingly, the results are included in the consolidated financial statements of the Company since the dates of acquisition. The following summarized unaudited pro forma financial information assumes that the acquisitions had occurred as of January 1 of each period (in thousands except per share data):

                                                      1999            1998
                                                      ----            ----
Net sales                                           $  6,144        $  4,516
Net loss from continuing operations                  (17,563)         (8,731)
Net loss per share from continuing operations           (.91)           (.57)

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

     During 1999, the Company acquired of Amazing! Smart Card Technologies, Inc. ("Amazing") and Greystone Peripherals, Inc. ("Greystone") and increased its ownership interest in Greenwald Intellicard, Inc.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


("Greenwald Intellicard"). In March 2000, the Company's Board of Directors adopted a plan to dispose of these businesses. See Note 9.

     On February 11, 1999, the Company acquired 100% of the common stock of Amazing, a California company that develops smart card solutions and manufactures smart cards. The aggregate purchase price was approximately $5.9 million and included the issuance of 350,000 shares of common stock and options to purchase a total of 457,503 shares of common stock. On February 22, 1999, the Company acquired 100% of the common stock of Greystone, a California company that principally develops and distributes hard disk duplicators. The aggregate purchase price was approximately $9.1 million and included the issuance of 746,401 shares of common stock and options to purchase a total of 132,388 shares of common stock. The amount and components of the purchase price along with the allocation of the purchase price are as follows (in thousands):

                                                           Amazing       Greystone
                                                           -------       ---------
Purchase price:
     Value of common stock and stock options               $ 5,327        $ 8,729
     Acquisition expenses                                      597            414
                                                           -------        -------
                                                           $ 5,924        $ 9,143
                                                           =======        =======
     Allocation of purchase price:
     Net assets (liabilities) of acquired businesses       $(1,371)       $   306
In-process research and development                          1,509          1,410
Goodwill                                                     5,786          7,427
                                                           -------        -------
                                                           $ 5,924        $ 9,143
                                                           =======        =======

     The assets and liabilities of Amazing and Greystone were recorded at their fair values as of the respective acquisition dates. The aggregate fair value of research and development efforts that had not reached technological feasibility and had no alternative future uses was determined by appraisal to be $1.5 million and $1.4 million for Amazing and Greystone, respectively, and was expensed at the respective acquisition dates. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible assets acquired and is amortized using the straight-line method over its estimated life of five years. The acquisitions of Amazing and Greystone have been accounted for under the purchase method of accounting and, accordingly, their results are included in the consolidated financial statements of the Company since the respective acquisition dates.

     In February 1998, the Company purchased, through a joint venture arrangement in Greenwald Intellicard, the assets and intellectual property of Intellicard Systems, Ltd. Greenwald Intellicard develops, manufactures and markets smart card systems for the commercial laundry appliance industry. The initial cash investment in Greenwald Intellicard, all of which was provided by the Company, was $314,000. The Company had two fixed price options aggregating $150,000 plus 66,333 shares of common stock to increase its ownership to 100%. The Company exercised these options in February 1999 and February 2000.


NOTE 3 - SHAREHOLDERS' EQUITY

     In October 1999, the Company completed the issuance of 3,269,500 shares of common stock through a private placement. The shares were sold at $5.91 per share for net proceeds of $19.2 million. In November 1998, the Company completed the issuance of 2,059,000 shares of common stock through a private placement. The shares were sold at $5.00 per share for net proceeds of $10.3 million.

     The Company was required to register 241,266 shares of Company common stock issued as a portion of the merger consideration in the Tritheim acquisition under a shelf registration statement under the Securities Act of 1933, as amended. If the shelf registration statement was not effective by May 24, 1999, the holders of these shares were entitled, for a specified period of time, to cause the Company to repurchase their shares for a cash purchase price equal to the fair market value of the shares on the date of repurchase. As such, these shares have been reflected in the accompanying consolidated balance sheet as of December 31, 1998, under the caption "Redeemable shares" and subsequent adjustments to the value of the redemption obligation were charged or credited to additional paid-in capital. On July 21, 1999, a registration statement covering the registration of these shares, to the extent not previously redeemed, was declared effective by the Securities and Exchange Commission. Prior to that date, holders caused the Company to repurchase 42,129 shares for $503,000. The repurchase right terminated upon registration of the shares.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     In August 1996, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's common stock and, in 1997, increased the Company's share repurchase authorization to 3,300,000 shares. In April 1998, the Company announced the conclusion of the common stock buy-back program. The Company repurchased 3,094,100 shares of common stock under the buy-back program for an aggregate cost of $4.3 million.

     In March 1998, the Company initiated an odd-lot buy-back offer allowing holders of less than 100 shares a convenient method of selling their shares of the Company's common stock. A total of 7,990 shares were tendered under the offer which expired on April 3, 1998.


NOTE 4 - INCOME TAXES

     As of December 31, 1999, approximately $88 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 2000 through 2019, were available to offset future taxable income. The carryforwards expire as follows (in thousands):

Year
----
2000                            $12,000
2001                              9,000
2002                             25,000
2005                              7,000
2006                              2,000
2007 - 2019                      33,000
                                -------
                                $88,000

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

     No income tax provision or benefit was recognized in 1999, 1998 and 1997 because the tax benefit associated with the Company's operating losses were offset in full by an increase in the valuation allowance. In 1997, the Company reversed $609,000 of tax reserves provided in 1996 relating to the sales of certain subsidiaries.

      The components of net deferred taxes are as follows:

                                                                     1999                  1998
                                                                   ----------            ----------
                                                                                        (in thousands)
                   Net operating loss carryforward                 $30,767               $   26,832
                   Pension expense                                   1,640                    1,737
                   Discontinued operations reserves                  1,246                      287

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Other, net                                           1,196                   377
                                                                   ----------            ----------
                                                                       34,849                29,233
                   Less valuation allowance                           (34,849)              (29,233)
                                                                   ----------            ----------
                   Net deferred taxes                              $       --            $       --
                                                                   ==========            ==========


NOTE 5 - EMPLOYEE BENEFITS

     The Company and its subsidiaries maintain a 401(k) plan for substantially all of the Company's U.S. employees. The assets of the Company's 401(k) plan are held by an outside fund manager and are invested in accordance with the instructions of the individual plan participants. The Company's 401(k) contributions totaled $189,000, $197,000 and $190,000 in 1999, 1998 and 1997,
respectively.

     The Company sponsors a defined benefit pension plan that was frozen in 1993. The assets of the defined benefit pension plan are managed by an outside trustee and invested primarily in a short duration bond fund. Cost of retirement benefits - non-operating includes amounts related to discontinued product lines and related plant closings prior to 1993 totaling $1.0 million, $846,000 and $768,000 in 1999, 1998 and 1997, respectively. Information regarding the defined benefit pension plan is as follows:

                                                       1999           1998
                                                     --------        --------
                                                          (in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year              $ 10,901        $ 10,775
       Interest cost                                      689             749
       Benefit payments                                (1,120)         (1,164)
       Actuarial (gain) or loss                          (670)            541
Benefit obligation at end of year                       9,800          10,901
                                                     --------        --------

Change in plan assets:
Fair value of plan assets at beginning of year          4,883           4,253
       Actual return on plan assets                      (127)            762
       Employer contributions                             620           1,032
       Benefit payments                                (1,120)         (1,164)
                                                     --------        --------
Fair value of plan assets at end of year                4,256           4,883

Funded status                                          (5,544)         (6,018)
       Unrecognized transition obligation               1,175           1,469
Unrecognized net gains                                   (572)           (414)
                                                     --------        --------
                                                     $ (4,941)       $ (4,963)
                                                     ========        ========
Amounts recognized in statement of financial
  position consist of:
Accrued benefit liability                            $ (5,544)       $ (6,018)
Intangible asset                                          603           1,055
                                                     --------        --------
Net amount recognized                                $ (4,941)       $ (4,963)
                                                     ========        ========

     A discount rate of 7.75% and 6.75% were used as of December 31, 1999 and 1998, respectively. The expected return on plan assets was 8%.

     The components of the net periodic pension cost were as follows:

                                                            1999             1998             1997
                                                           ------           ------           ------
                                                                        (in thousands)
      Interest cost                                        $  689           $  749           $  766
      Expected return on plan assets                         (384)            (331)            (327)
      Amortization of transition obligation                   294              306              306
                                                           ------           ------           ------
      Net periodic pension cost                            $  599           $  724           $  745
                                                           ======           ======           ======

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     As of December 31, 1999, the accrued pension liability was $5.5 million, of which $1.0 million was included in accrued liabilities and $4.5 million was included in other non-current liabilities. As of December 31, 1998, the accrued pension liability was $6.0 million, of which $1.0 million was included in accrued liabilities and $5.0 million was included in other non-current liabilities. Accrued liabilities also included accrued payroll and other employment related accruals of approximately $890,000 and $468,000 as of December 31, 1999 and 1998, respectively.

NOTE 6 - STOCK OPTIONS AND WARRANTS

     The Company has issued stock options pursuant to several fixed stock option plans, made special stock option awards to certain directors, consultants and employees and also issued common stock purchase warrants in connection with certain subordinated notes. A summary of shares purchasable upon the exercise of stock options and common stock purchase warrants is as follows:

                                                          1999                 1998              1997
                                                        ------------------------------------------------
Fixed stock option plans                                2,771,167            2,232,500         2,130,500
Special stock options                                   2,676,218              983,270           600,000
Warrants                                                1,523,573            1,472,422         1,460,736
                                                        ---------            ---------         ---------
                                                        6,970,958            4,688,192         4,191,236
                                                        =========            =========         =========

     The Company has several stock option plans that provide for the granting of incentive and non-qualified stock options, restricted stock, stock appreciation rights, performance awards and other stock-based awards to employees, non-employee directors and consultants. Under the stock option plans adopted by shareholders of the Company, the Company may grant up to 7,300,000 shares of common stock. The plans are administered by the Board of Directors of the Company. Stock options granted through December 31, 1999 expire five years from the date of grant. The exercise price of each option granted was equal to the market price of the Company's common stock on the date of grant. Prior to 1999, stock options granted pursuant to the fixed stock option plans vested immediately. Grants subsequent to 1998 generally vest over three years. As of December 31, 1999, there were 3,175,500 shares available for grant under all plans.

     A summary of the Company's stock options as of December 31, 1999, 1998 and 1997 and changes during the years then ending is presented below:

                                       1999                          1998                           1997
                              -----------------------      --------------------------     --------------------------
                                              Average                         Average                       Average
                                             exercise                        exercise                       exercise
                              Shares           price       Shares              price      Shares              price
                              -------        --------      ------            --------     ------              -----
Balance at January 1          2,232,500        $   1.80     2,130,500        $   1.65     1,938,500        $   1.69
Granted                       1,232,000            7.35       565,000            2.10       250,000            1.31
Exercised                      (631,333)           1.59      (433,000)           1.50       (27,000)           1.15
Canceled                        (62,000)           9.50       (30,000)           1.50       (31,000)           1.58
                              ---------                     ---------                     ---------
Balance at December 31        2,771,167            4.14     2,232,500            1.80     2,130,500            1.65
                              =========                     =========                     =========

     A summary of the Company's stock options outstanding and exercisable as of December 31, 1999, is as follows:

                                                        OUTSTANDING                     EXERCISABLE
                                       -----------------------------------------    ---------------------

                                                                      Average                     Average
Range of                                                Contractual  exercise                    exercise
Exercise price                          Shares             life        price          Shares       price
--------------                         ------------------------------------------------------------------
$1.31-$2.00                            1,551,167           2.0        $1.76         1,551,167      $1.76
$5.69-$6.50                              425,000           3.3         6.18            50,000       5.69
$6.88-$8.00                              652,000           4.7         7.05           120,000       6.88
$10.25-$12.50                            143,000           4.2        10.72            50,000      10.25
---------------------------------------------------------------------------------------------------------
$1.31-$12.50                           2,771,167           2.9         4.14         1,771,167       2.45
                                      ==========                                    =========

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In April 1985, the Company issued 1.6 million shares of common stock at $2.50 per share in a private placement. Under the terms of this agreement, the agent for the purchasers received options to purchase 400,000 shares of the Company's common stock at a price of $2.50 per share for five years, which period was subsequently extended by ten years. These options are held by two members of the Company's Board of Directors. In January 1996, the Company issued options to two members of the Company's Board of Directors to purchase 200,000 shares of the Company's common stock at a price of $2.50 per share for five years. In March 1999, the Company issued options to a newly appointed member of the Board of Directors to purchase 250,000 shares of the Company's common stock at a price of $9.75 per share. The options vest over a two year period and expire five years from the grant date. None of these options have been exercised as of December 31, 1999.

     In 1998, a consultant received options to purchase 25,000 shares of common stock at an exercise price of $7.75 per share. These options are immediately exercisable. The Company also granted in 1998 to another consultant options to purchase 25,000 shares of common stock at an exercise price of $8.25 per share and a stock award of 10,000 shares of common stock. The options and stock award vest over a two year period. The fair value of the awards to the two consultants at the date of grant was $251,000 and are being charged to earnings over the vesting period, if any.

     In connection with the acquisition of Tritheim in 1998 and Amazing, Greystone and Absec in 1999, the Company granted options to purchase an aggregate of 1,223,161 shares of common stock to certain employees and owners of the acquired businesses. Of these options, 410,000 were granted pursuant to the Company's fixed stock option plans. The fair value of stock options granted amounting to $5.0 million, was included in the acquisition purchase price. These options have exercise prices ranging from $2.00 to $10.75 per share, generally vest over three years and expire five years from the date of grant.

     In January 1999, the Company issued 50,000 restricted shares and options to purchase 200,000 shares of common stock at an exercise price of $5.50 per shares to a newly hired executive. The Company also awarded 5,000 shares and options to purchase a total of 4,000 shares of common stock at an exercise price of $5.50 per share to several employees. The restricted stock vests over a one-year period and the stock options generally vest over a two year period and expire five years from the grant date. The options were granted at exercise prices below fair market value on the date of grants. The fair value of the stock awards and stock options was $1.4 million and are being charged to earnings over the vesting period, if any.

     In November 1999, pursuant to an employment agreement with the appointment of a new President and Chief Executive Officer, the Company issued 200,000 shares of common stock and options to purchase 400,000 shares of common stock at an exercise price of $6.75 per share. The stock options vest over three years and expire after five years. Options to purchase an additional 400,000 shares of common stock were also issued which will become exercisable upon the achievement of certain performance-based goals. The options were granted at an exercise price below fair market value on the date of grant. The fair value of the stock award and stock options was $1.7 million and are being charged to earnings over the vesting period, if any.

     The Company applies APB Opinion 25 Accounting for Stock Issued to Employees and related interpretations in accounting for its plans. The exercise price of each option granted pursuant to the fixed stock option plans is typically equal to the market price of the Company's common stock on the date of grant. Accordingly, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method of FASB Statement 123 Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     1999            1998            1997
                                                     ----            ----            ----
                                                     (in thousands except per share data)
         Net loss          As reported             $ (35,719)     $ (6,075)        $ (1,079)
                           Pro forma                 (38,293)     $ (6,684)        $ (1,253)

         Loss per share    As reported             $  (1.88)      $   (.44)        $   (.08)
                           Pro forma                  (2.02)      $   (.49)        $   (.09)

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used to estimate the value of the options included in the pro forma amounts, and the weighted average estimated fair value of an option granted are as follows:

                                                     1999            1998           1997
                                                     ----            ----           ----
     Expected option term (years)                     5               5              5
     Expected volatility                             60.4%           52.7%          53.7%
     Risk-free interest rate                         5.9%            4.9%           6.0%
     Weighted average fair value per option          $4.69           $1.08          $.70

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

     In November 1996, the Company's Board of Directors, acting upon the recommendation of a special committee of disinterested directors, determined it would be in the Company's best interests to modify the Warrants and Underwriter's Warrants owned by any holder who exercises, at the current exercise price of $1.95 per share of common stock, 25% of the warrants owned on December 15, 1996 (December 17, 1996, in the case of the Underwriter's Warrants). Shareholders of the Company subsequently approved the modification on July 2, 1997 (the "Approval Date"). As of July 2, 1997, a total of 2,257,050 warrants were outstanding entitling the warrant holders to purchase an aggregate of 2,311,220 shares of common stock.

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

         In 1999, pursuant to the terms of the Warrant and Underwriter Warrant agreements, the number of shares of common stock purchasable upon the exercise of each warrant increased to 1.068 and the exercise price per share decreased from $2.20 to $2.11. As of December 31, 1999, there are 1,426,500 Remaining Modified Warrants entitling the warrant holders to purchase 1,523,573 shares of common stock. Members of the Company's Board of Directors hold 1,417,500 of the Remaining Modified Warrants.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next nine years. Certain of these operating leases provide the Company with the option, after the initial

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


lease term, to either purchase the property or renew the lease. Total rent expense for all operating leases amounted to approximately $381,000 in 1999, $280,000 in 1998, and $272,000 in 1997.

     Minimum payments for operating leases having initial or remaining non-cancellable terms in excess of one year are as follows (in thousands):

      Year
      ----
      2000                                         $     585
      2001                                               449
      2002                                               394
      2003                                               382
      2004                                               201
      Remainder                                          181
                                                   ---------
               Total minimum lease payments        $   2,192


     The Company and Balfour Investors Inc. ("Balfour") are parties to a License Agreement, dated as of October 26, 1994, with respect to a portion of the office space leased by the Company in New York City. The Chairman and Vice Chairman of the Company's Board of Directors are the only shareholders of Balfour. The term of the License Agreement commenced on January 1, 1995 and will expire on June 30, 2004, unless sooner terminated pursuant to law or the terms of the License Agreement. The License Agreement provides for Balfour to pay to the Company a portion of the rent paid by the Company under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. As of December 31, 1999, Balfour's share of rent and other costs was 10%. The base rent payable by Balfour under the License Agreement is approximately $2,000 per month.

     The Company leases a 12,000 square foot facility in Bangor, Northern Ireland from the former owner, and current general manager, of Absec. The lease agreement expires in August, 2008. Annual lease payments amount to $60,000.

     In April 1996, a Consent Decree among the Company, the United States Environmental Protection Agency and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14.4 million plus interest to the United States and the Commonwealth of Pennsylvania. Through December 31, 1999, the Company has made principal payments aggregating $11.8 million. Further payments totaling $2.8 million, including interest, will be made to the United States and the Commonwealth of Pennsylvania over the next years. The annual payments are $1.1 million in2000, $862,000 in 2001 and $823,000 in 2002.

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


NOTE 8 - SEGMENT DATA

     As a result of the disposition plan (See Note 9) and because the Company predominantly operates in one industry, that being the deployment of solutions for the broadband marketplace, the Company reports as a single segment. Sales by geographical areas for the years ended December 31, 1999 and 1998 are as follows (in thousands):

                                                                1999                        1998
                                                                ----                        ----
     United States                                            $   1,245                 $       3
     Europe                                                         614                        --

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Far East                                                        37                        --
     Rest of world                                                   34                        --
                                                              ---------                 ---------
                                                              $   1,930                 $       3
                                                              =========                 =========

     The Company has operations in the United States and United Kingdom. Identifiable assets by country as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                1999                        1998
                                                                ----                        ----
     United States                                            $  30,804                 $  28,950
     United Kingdom                                               3,176                        --
                                                              ---------                 ---------
                                                              $  33,980                 $  28,950
                                                              =========                 =========

NOTE 9 - DISCONTINUED OPERATIONS

     In March 2000, the Company's Board of Directors adopted a plan to dispose of the operations of the Company's Greenwald Industries Inc. ("Greenwald"), Greenwald Intellicard, Greystone and Amazing subsidiaries. These subsidiaries design, manufacture and distribute mechanical and smart card laundry solutions, hard disk duplicators, PCMCIA products, digital camera readers and smart cards. The Company is actively seeking purchasers for Greenwald, Intellicard and Greystone and is assessing various disposition alternatives relative to Amazing, including the wind-down of its operations. In 1999, the Company recorded a loss of $2.0 million related to the disposition plan, net of the expected gain on the disposition of these businesses. The loss provision was based on estimates of the proceeds expected to be realized on the dispositions and the results of operations through the disposition or wind-down dates. The amounts the Company will ultimately realize could differ from the amounts assumed in arriving at the charge recorded.

     In March 1999, the Company's Board of Directors adopted a plan to dispose of its engineering services subsidiary, Orr-Schelen-Mayeron & Associates ("OSM"). During 1999, the Company revised its estimates of expected operating results and wind-down costs and recorded a loss provision of $3.0 million. Approximately $1.2 million related to the write-off of OSM's goodwill. The wind-down of OSM has been substantially completed.

     The results of the operations of Greenwald, Greenwald Intellicard, Amazing, Greystone and OSM have been reflected as discontinued operations. Certain operating information with respect to discontinued operations for the year ended December 31, 1999 is summarized as follows (in thousands):

     Net sales                                                $  31,222
     Cost of sales                                               23,171
     Operating expenses                                          10,892
     In process research and development                          2,919
     Goodwill charges                                             8,131
     Interest expense, net                                          108
     Loss from discontinued operations                          (13,999)

     Goodwill charges include amortization of acquisition of goodwill and intangibles of $2.5 million and a write-off of goodwill of $5.7 million related to product lines that were discontinued in the fourth quarter of 1999.

     Summarized balance sheet information with respect to the discontinued operations as of December 31, 1999 is as follows (in thousands):

     Current assets                                           $   8,796
     Non-current assets                                          11,687
     Current liabilities                                         (8,735)
     Non-current liabilities                                       (916)
                                                              ---------
     Net assets of discontinued operations                    $  10,832
                                                              =========

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In 1996, the Company completed the sale of substantially all of the assets of Masterview Window Company, Inc. ("Masterview"). During 1997, an additional $1.5 million in cash was received relating to the finalization of the Masterview purchase price adjustment.


NOTE 10 - SPECIAL CHARGES AND OTHER EXPENSES

     In December 1999, the Company entered into a separation and termination agreement with its former President and Chief Executive Officer. Pursuant to the agreement, the former executive will receive salary and benefit continuation through June 2001. In certain circumstances, the salary payment by the Company may be in the form of common stock instead of cash. In addition, the former executive received 32,500 shares of common stock and the exercise period of certain stock options, which otherwise would have accelerated in connection with his termination, was extended. A charge of $1.7 million was recorded in 1999 to reflect the costs associated with this agreement, of which $1.0 million related to the non-cash impact of the stock award and change in the stock option terms.

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


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

     Changes in operating assets and liabilities are net of acquisitions of businesses and consisted of the following for the years ended December 31, 1999, 1998 and 1997:

                                     1999           1998           1997
                                    -------        -------        -------
                                                (in thousands)
Trade receivables                   $  (387)       $    17        $    --
Inventories                             (84)            (3)            --
Other current assets                    (32)           219            (72)
Other assets                            649            131            224
Trade accounts payable                1,175            424           (363)
Accrued liabilities                   2,307            139             86
Other non-current liabilities        (1,065)        (1,353)        (1,014)
                                    -------        -------        -------
                                    $ 2,563        $  (426)       $(1,139)
                                    =======        =======        =======

Acquisition of businesses in the consolidated statement of cash flows is net of cash acquired and includes debt assumed and immediately repaid. Cash paid for interest during 1999, 1998 and 1997 was $191,000, $224,000, and $266,000,
respectively. No income taxes were paid in 1999, 1998 and 1997. Non-cash investing activities include the acquisitions of Tritheim, Amazing, Greystone and Absec for shares of common stock and options valued at $17.8 million and $9.7 million in 1999 and 1998, respectively, as described in Note 2.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To PubliCARD, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of PubliCARD, Inc. and subsidiary companies included in this Form 10-K and have issued our report thereon dated March 20, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                    ----------------------------
                                                    /s/ Arthur Andersen LLP


Stamford, Connecticut
March 20, 2000

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                Additions
                                                           ---------------------
                                                           Charged to
                                              Balance      Costs and                                  Balance
                                             January 1     Expenses    Other (1)  Deductions (2)    December 31
                                             ---------     --------    ---------  --------------    -----------
(in thousand of dollars)
Year ended December 31, 1999:
     Allowance for doubtful accounts               38           53            9           (8)           92
     Reserve for discontinued operations          794        5,000          107       (2,992)        2,909


Year ended December 31, 1998:
     Allowance for doubtful accounts               --           --           39           (1)           38

     Reserve for discontinued operations          921           --           31         (158)          794


Year ended December 31, 1997:
     Allowance for doubtful accounts               --           --           --           --            --

     Reserve for discontinued operations          142           --        1,488         (709)          921


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