Form 10-K/A
period 1999-12-31
PUBLICARD INC
filed 2000-04-28
CIK 81050

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
                                -----------------
(Mark One)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X  No___.

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

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 25, 2000: 22,631,031

                    Documents Incorporated By Reference: NONE

                                                                        PART III

Item 4 is hereby amended to add the following at the end of such Item:

         The Company hereby gives notice to the shareholders that the date of the Company's 2000 Annual Meeting will be Thursday, June 29, 2000 at a time and location to be announced. As the Company is advancing the date of the 2000 Annual Meeting by more than 30 days from the date of the Company's 1999 Annual Meeting, any proposals by shareholders of the Company intended to be included in the Company's Proxy Statement relating to the Company's 2000 Annual Meeting of Shareholders must be in writing and received by the Company at its principal executive office no later than May 26, 2000.

Items 10, 11, 12 and 13 are hereby amended in their entirety as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company currently has seven directors, all of whom were elected at the Annual Meeting of Shareholders held on December 13, 1999. All directors serve until the next election of directors or until their successors have been elected and have qualified.

         Set forth below as to each director of the Company is information regarding age (as of April 15, 2000), position with the Company, principal occupation, business experience, period of service as a director of the Company and directorships currently held.

         HARRY I. FREUND: Age 60; Director of PubliCARD since April 12, 1985, Chairman of the Board of Directors since December 1985 and Chairman of PubliCARD since October 1998. Since 1975, Mr. Freund has been Chairman of Balfour Investors Inc., a merchant banking firm that had previously been engaged in a general brokerage business.

         JAY S. GOLDSMITH: Age 56; Director of PubliCARD since April 12, 1985, Vice Chairman of the Board of Directors since December 1985 and Vice Chairman of PubliCARD since October 1998. Since 1975, Mr. Goldsmith has been President of Balfour Investors Inc.

         CLIFFORD B. COHN: Age 48; Director of PubliCARD since July 31, 1980, and was Vice President of Government Affairs of PubliCARD from April 1, 1982 to November 20, 1984. Mr. Cohn is the principal of Cohn & Associates, a law firm in Philadelphia, Pennsylvania, established in 1978. Mr. Cohn is a director of Leslie Fay Company Ltd.

         DAVID L. HERMAN: Age 86; Director of PubliCARD since April 12, 1985. Mr. Herman was President and Chief Executive Officer of PubliCARD from March 31, 1986 until March 8, 1995. Prior to 1986, Mr. Herman was an independent consultant advising clients on the reorganization of businesses and potential acquisitions.

         JAN-ERIK ROTTINGHUIS: Age 52; President and Chief Executive Officer of PubliCARD effective in March 2000. Prior to joining PubliCARD, since 1993, Mr. Rottinghuis had been employed by VeriFone, Inc., a subsidiary and part of the Internet Business Unit of Hewlett Packard Company, most recently as Vice President, Worldwide Sales. Prior to joining VeriFone, he was responsible for sales, marketing and business development with Polaroid Europe, acting as General Manager of Polaroid France and as Director of European Sales and Marketing. Prior to that, Mr. Rottinghuis held various positions in international marketing and business development for Wang Laboratories in Boston and France, and provided strategic management consultancy to the diverse clientele of Bain & Company, also in Boston.

         L. G. SCHAFRAN: Age 61; Director of PubliCARD since December 3, 1986. Mr. Schafran is the Managing General Partner of L.G. Schafran & Associates, a real estate investment and development firm established in 1984. He was Chairman of the Executive Committee of Dart Group Corporation from 1994 to October 1997 and a director of Dart (and its publicly-traded subsidiaries) from 1993 to October 1997. Mr. Schafran is a director of COMSAT Corporation, Discovery Zone, Inc., and Tarragon Realty Advisors, Inc., and is Chairman of the Board of Delta-Omega Technologies, Inc.

         HATIM A. TYABJI: Age 55; Director of PubliCARD since March 16, 1999. Since September 1998, Mr. Tyabji has been the Chairman and Chief Executive Officer of Saraide.com, which provides mobile data services for the Internet and the wireless communications industry. Mr. Tyabji was the Chairman, Chief Executive Officer and President of VeriFone, Inc. from September 1986 until March 1998. Mr. Tyabji is a director of each of Deluxe Corporation, Best Buy, SmartDisk Corporation and Ariba Technologies.

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

                           SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                                                   -------------------            ----------------------
                                                                                 RESTRICTED      OPTIONS/         ALL OTHER
        NAME AND PRINCIPAL POSITION             YEAR      SALARY     BONUS(1)      STOCK        SARS (#)(2)     COMPENSATION
        ---------------------------             ----      ------     -------       -----        -----------     ------------
Harry I. Freund(3) .......................      1999    $ 325,000    $    --        --             --          $    15,000 (7)
 Chairman                                       1998      325,000         --        --             --               15,000 (7)
                                                1997      325,000         --        --           91,912             15,000 (7)

Jay S. Goldsmith(3) ......................      1999      325,000         --        --             --               22,966 (7)
 Vice Chairman                                  1998      325,000         --        --             --               22,966 (7)
                                                1997      325,000         --        --           91,912             17,000 (7)
Jan-Erik Rottinghuis (4) .................      1999       25,228         --        --          800,000 (8)      1,475,000 (8)
President, Chief Executive Officer
and Director

James J. Weis (5) ........................      1999      325,000      227,500(12)  --             --               10,378 (9)
  Former President, Chief Executive             1998      325,000      250,000      --          140,000              7,604 (9)
  Officer and Director                          1997      325,000      162,500      --             --                7,958 (9)

M. Richard Phillimore (6)  ...............      1999      311,458      100,000    50,000(10)    200,000(10)        143,781(10)
  Executive Vice President -
  Strategy

Antonio L. DeLise ........................      1999      195,000      100,000      --             --                5,713(11)
  Vice President,                               1998      183,611      100,000      --           75,000              5,861(11)
  Chief Financial Officer                       1997      163,700       67,000      --             --                6,036(11)
  and Secretary

-----------

(1) Reflects bonus earned during the fiscal year. In some instances, all or a portion of the bonus was paid during the next fiscal year.
(2)      Options to acquire shares of common stock.
(3) On November 1, 1998, Messrs. Freund and Goldsmith were appointed executive officers of PubliCARD with the titles of Chairman and Vice Chairman, respectively. Prior to such time, Messrs. Freund and Goldsmith were directors of PubliCARD with the titles of Chairman of the Board and Vice Chairman of the Board, respectively, titles and positions which they still hold in addition to their positions as executive officers of PubliCARD. For the period prior to November 1, 1998, Messrs. Freund and Goldsmith received compensation from PubliCARD in their capacities as directors of PubliCARD and for serving as Chairman of the Board and Vice Chairman of the Board, respectively, at the rate of $325,000 per year. Commencing November 1, 1998, Messrs. Freund and Goldsmith have received compensation from PubliCARD at the same rate in their capacities as executive officers.
(4) Mr. Rottinghuis was appointed President and Chief Executive Officer of the Company by the Company's Board of Directors on November 5, 1999, effective in March 2000.

(5) Mr. Weis was President and Chief Executive Officer of the Company through November 3,1999 and a Director through November 5, 1999.
(6) Mr. Phillimore was appointed Executive Vice President of the Company effective January 19, 1999.
(7) Represents life insurance premiums paid on behalf of Mr. Freund and Mr. Goldsmith for 1997, 1998 and 1999.
(8) Pursuant to an employment agreement dated November 2, 1999, Mr. Rottinghuis was awarded 200,000 shares of common stock and options to purchase a total of 800,000 shares of common stock. The dollar value as of the date the award of the 200,000 shares of common stock has been included under the caption "All Other Compensation."
(9) Consists of $4,750, $4,800 and $4,800 in contributions to PubliCARD's 401(k) plan for 1997, 1998 and 1999, respectively, and $3,208, $2,804 and $5,578 for term life and disability insurance premiums paid on behalf of Mr. Weis for 1997, 1998 and 1999, respectively.
(10) Pursuant to an employment agreement, Mr. Phillimore was awarded 50,000 shares of restricted common stock, options to purchase 200,000 shares of common stock and a $140,000 signing bonus. The restricted shares vested on January 19, 2000. The caption "All Other Compensation" includes the $140,000 signing bonus and $3,781 in contributions to PubliCARD's 401(k) plan.
(11) Consists of $4,750, $4,800 and $4,800 in contributions to PubliCARD's 401(k) plan for 1997, 1998 and 1999, respectively, and $1,286, $1,061 and $913 for term life and disability insurance payments paid on behalf of Mr. DeLise for 1997, 1998 and 1999, respectively.
(12) Pursuant to a separation and termination agreement dated December 3, 1999, Mr. Weis received 32,500 shares of common stock. The dollar value of the 32,500 shares of common stock has been included under the caption "Bonus."

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information concerning grants to purchase shares of common stock to the following persons during the fiscal year ended December 31, 1999:

                                               PERCENT OF
                                               TOTAL OP-                                POTENTIAL REALIZABLE VALUE AT AS-
                                              TIONS GRANT-   EXERCISE                         SUMED ANNUAL RATES OF
                                   OPTIONS       ED TO       PRICE PER    EXPIRATION      STOCK PRICE APPRECIATION FOR
            NAME                   GRANTED     EMPLOYEES       SHARE         DATE           FIVE YEAR OPTION TERM (1)
            ----                   -------     ---------       -----         ----           ------------------------
                                                                                              5%              10%
                                                                                              --              ---

Harry I. Freund ..........            --           --            --            --              --              --

Jay S. Goldsmith .........            --           --            --            --              --              --

Jan-Erik Rottinghuis .....         800,000        33.5%          6.75      11/2/2004      $1,491,920      $3,296,754

James J. Weis ............            --           --            --            --              --              --

M. Richard Phillimore ....         100,000         4.2%          5.50      1/19/2006         151,955         335,780

                                   100,000         4.2%          5.50      1/19/2005         151,955         335,780

Antonio L. DeLise ........            --           --            --            --              --              --

--------------------------------

(1) The potential gain is calculated from the closing price of common stock on the date of grant to executive officers. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of the common stock and overall market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

    AGGREGATE STOCK OPTION EXERCISES IN FISCAL YEAR 1999 AND FISCAL YEAR-END
                                 OPTION VALUES

         The following table sets forth certain information as of December 31, 1999 concerning exercisable and unexercisable stock options held by the following persons:

                                                                      NUMBER OF SECURITIES
                                       SHARES                        UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                      ACQUIRED                         OPTIONS AT FISCAL            IN-THE-MONEY OPTIONS AT
                                         ON           VALUE                 YEAR END                   FISCAL YEAR END(1)
         NAME                         EXERCISE       REALIZED       EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
         ----                         --------       --------       -------------------------      -------------------------
Harry I. Freund ..............         125,000      $1,046,875         541,912(2) /   --              $2,451,288 /    --

Jay S. Goldsmith .............         125,000       1,046,875         541,912(2) /   --               2,451,288 /    --

Jan-Erik Rottinghuis .........            --              --              --      / 800,000                 --   /    --

James J. Weis ................         234,333       1,137,874         165,667    /   --                 798,189 /    --

M. Richard Phillimore ........            --              --              --      / 200,000                 --   / 212,500

Antonio L. DeLise ............            --              --           150,000    /   --                 731,250 /    --

--------------------------------

(1) These values are based on the December 31, 1999 closing price for PubliCARD's common stock on the Nasdaq National Market of $6.5625 per share.

(2) Excludes shares of common stock which may be acquired by Messrs. Freund and Goldsmith through the exercise of stock purchase warrants in the amounts of 668,801 and 744,930, respectively.

                             RETIREMENT INCOME PLAN

         Effective December 31, 1993, benefits under the Publicker Industries Inc. Retirement Plan (the "Plan") were frozen. Accordingly, Plan participants will accumulate no additional credited service, and earnings subsequent to December 31, 1993 will no longer have an impact on accumulated benefits. The annual benefit payable upon retirement for Mr. Weis is $23,831. The foregoing amount is based on a straight life annuity. Retirement benefits are payable at age 65 to married employees in the form of a 50% joint and survivor annuity with their spouses, at a reduced amount, unless they elect to receive a straight life annuity. Single employees receive a straight life annuity. The foregoing benefit amount is not subject to any deduction for Federal Insurance Contributions Act or other offset amounts.


                               STOCK OPTION PLANS

         Under the 1993 Long-Term Incentive Plan and the Non-employee Director Stock Option Plan adopted by shareholders of the Company in 1994 and the 1999 Long-Term Incentive Plan and 1999 Stock Option Plan for Non-employee Directors adopted by shareholders of the Company in 1999, the Company may grant stock options, restricted stock options, stock appreciation rights, performance awards and other stock-based awards equivalent to up to 7,300,000 shares of Common Stock. As of December 31, 1999, a total of 3,175,500 shares of Common Stock in the aggregate are currently available for grant under the stock option plans.

         The plans are administered by the Board of Directors of the Company. Subject to the express provisions of the plans, the Board of Directors has full and final authority to determine the terms of all awards granted under the plans including (a) the purchase price of the shares covered by each award, (b) whether any payment will be required upon grant of the award, (c) the individuals to whom, and the time at which, awards shall be granted, (d) the number of shares to be subject to each award, (e) when an award can be exercised and whether in whole or in installments, (f) whether the exercisability of the awards is subject to risk of forfeiture or other condition and (g) whether the stock issued upon exercise of an award is subject to repurchase by the Company, and the terms of such repurchase.

         During the year ended December 31, 1999, no stock options were granted to executive officers of the Company under the 1993 Long-Term Incentive Plan or the 1999 Long-Term Incentive Plan.


                             STOCK OPTION AGREEMENTS

         In April 1985, the Company issued 1.6 million shares of Common Stock at $2.50 per share in a private placement. Under the terms of the related agreement, Balfour, the agent for the purchasers, received options to buy 400,000 shares of PubliCARD's Common Stock at a price of $2.50 per share for five years, which period was subsequently extended by ten years. Balfour subsequently transferred the options to Messrs. Freund and Goldsmith, who currently hold them. In January 1996, PubliCARD issued options to Messrs. Cohn and Schafran to buy a total of 200,000 shares of PubliCARD's Common Stock at a price of $2.50 per share for five years. None of these options had been exercised as of December 31, 1998.

         On January 18, 1999, the Company granted stock options to purchase an aggregate of 200,000 shares of Common Stock to Mr. Phillimore. 100,000 of those options are exercisable for five years beginning January 19, 2000 at $5.50 per share. The remaining 100,000 of those options are exercisable for five years beginning January 19, 2001 at $5.50 per share.

         On March 16, 1999, the Company granted stock options to purchase an aggregate of 250,000 shares of Common Stock to Mr. Tyabji. 125,000 of those options are exercisable for four years beginning March 16, 2000 at $9.75 per share. The remaining 125,000 of those options are exercisable for three years beginning March 16, 2001 at $9.75 per share.

         On November 2, 1999, the Company entered into an option agreement with Mr. Rottinghuis in connection with his appointment as the Company's President and Chief Executive Officer, effective in March 2000. Pursuant to the option agreement, the Company granted options to purchase 400,000 shares of Common Stock at an exercise price equal to $6.75 per share. These options become exercisable 133,333 on November 2, 2000, 133,333 on November 2, 2001 and 133,334 on November 2, 2002. If Mr. Rottinghuis' employment is terminated by Mr. Rottinghuis for good reason or by the Company other than for cause (as each such term is defined in Mr. Rottinghuis' employment agreement), these options will become exercisable in full. See "Executive Compensation--Employment and Change in Control Agreements." Unless sooner terminated, these options will expire on November 2, 2004.

         Also on November 2, 1999, the Company entered into another option agreement with Mr. Rottinghuis in connection with his appointment as the Company's President and Chief Executive Officer. Pursuant to this option agreement, Mr. Rottinghuis was granted an option to purchase from the Company up to 400,000 shares of Common Stock at an exercise price equal to $6.75 per share. This option will become exercisable in accordance with, in such installments as may be provided in and upon satisfaction of performance criteria that will be established by mutual agreement of the Company and Mr. Rottinghuis. This option will be exercisable for the periods specified in such performance criteria. If Mr. Rottinghuis' employment agreement is terminated by the Company other than for cause or by Mr. Rottinghuis for good reason, this option will be exercisable for a number of shares of Common Stock equal to the sum of (i) the number of shares for which it was exercisable immediately prior to such termination and
(ii) the number of shares for which it could become exercisable after such termination if all performance criteria applicable to the period after termination were met. Unless sooner terminated, this option will expire on November 2, 2004.


                   EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

         On November 2, 1999, the Company entered into an employment agreement with Mr. Rottinghuis, pursuant to which he began to serve as President and Chief Executive Officer of the Company, effective in early 2000, and pursuant to which the Company agreed to nominate Mr. Rottinghuis to serve on the Company's board of directors. The employment agreement provides that Mr. Rottinghuis' compensation will consist of $350,000 per year plus an annual bonus in an amount to be determined by the Company's board of directors, but not less than $100,000.

         Pursuant to the employment agreement, on November 2,1999, the Company issued to Mr. Rottinghuis (i) 200,000 shares of its Common Stock to compensate him for economic losses he suffered as a result of terminating his prior employment and (ii) options to acquire 400,000 shares of Common Stock. The employment agreement also provides that Mr. Rottinghuis will be eligible to receive an option to acquire 400,000 additional shares of Common Stock, which will become exercisable upon the achievement of certain performance-based goals. See "Executive Compensation--Stock Option Agreements."

         The term of Mr. Rottinghuis' employment with the Company is three years, unless sooner terminated in accordance with the terms of the employment agreement. The employment agreement may be terminated (a) upon the death of Mr. Rottinghuis, (b) upon the disability of Mr. Rottinghuis, (c) for cause or (d) for good reason (as each such term is defined in the employment agreement).

         In August 1987, the Company entered into change of control agreements with each of Messrs. Freund, Goldsmith and Herman, which provide for payments to them under certain circumstances following a change of control of the Company. These agreements were not adopted in response to any specific acquisition of shares of PubliCARD or any other event threatening to bring about a change of control of the Company. For purposes of the agreements, a change of control is defined as any of the following: (a) the Company ceasing to be a publicly owned corporation having at least 2,000 shareholders, (b) any person or group acquiring in excess of 30% of the voting power of the Company's securities, (c) Messrs. Freund, Goldsmith, Herman, Cohn and Schafran and any other director designated as a "continuing director" prior to his election as a director by a majority of the foregoing persons (the "Continuing Directors") ceasing for any reason to constitute at least a majority of the board of directors, (d) the Company merging or consolidating with any entity, unless approved by a majority of the Continuing Directors or (e) the sale or transfer of a substantial portion of PubliCARD's assets to another entity, unless approved by a majority of the Continuing Directors.

         In the event that following a change of control one of the above-named individuals (a) is terminated as an employee of the Company for any reason other than conviction of a felony or any act of fraud or embezzlement, (b) is disabled for six consecutive months or dies, (c) is not elected and maintained in the office which he now occupies, (d) is not included by the board of directors in the slate of directors recommended to stockholders, (e) receives a reduction in his salary or fringe benefits, (f) experiences a change in his place of employment or is required to travel excessively or (g) experiences other substantial, material and adverse changes in conditions under which the individual's services are to be rendered, within three years following a change of control, the individual will be entitled to receive in a lump sum within 10 days of the date of discontinuance, a payment equal to 2.99 times the individual's average annual compensation for the shorter of (a) the five years preceding the change of control, or (b) the period the individual received compensation from PubliCARD for personal services. Assuming a change of control of the Company and the discontinuance of an individual's services were to occur at the present time, payments in the following amounts, assuming there are no "excess parachute payments" as defined in the Internal Revenue Code of 1986 (the "Code"), would be made pursuant to the change of control agreements: Mr. Freund -- $972,920; Mr. Goldsmith -- $972,920; and Mr. Herman -- $310,090. In the event any such payment, either alone or together with others made in connection with the individual's discontinuance, is considered to be an "excess parachute payment," the individual is entitled to receive an additional payment in an amount which, when added to the initial payment, results in a net benefit to the individual, after giving effect to excise taxes imposed by Section 4999 of the Code and income taxes on such additional payment, equal to the initial payment before such additional payment. Since the change of control agreements would require large cash payments to be made by any person or group effecting a change of control of PubliCARD, absent the assent of a majority of the Continuing Directors, these agreements may discourage hostile takeover attempts of PubliCARD.

         The change of control agreements would have expired on December 1, 1999 but have been and will continue to be automatically extended for a period of one year on each December 1, unless terminated by either party prior to any December
1. In the event a change of control occurs while the change of control agreements are in effect, the term of such agreements will automatically be extended to three years from the date of the change of control and the foregoing renewal option will become inapplicable.

         In December 1999, the Company entered into a separation and termination agreement with Mr. Weis, former President and Chief Executive Officer. Pursuant to the agreement, Mr. Weis will receive salary and benefit continuation through June 2001. In certain circumstances, the salary payment by the Company may be in the form of common stock instead of cash. In addition, in January 2000, Mr. Weis received 32,500 shares of common stock and the exercise period of certain stock options, which otherwise would have accelerated in connection with his termination, was extended.


INFORMATION CONCERNING THE BOARD OF DIRECTORS

         Directors who are not officers of the Company are paid $2,500 per month for services as directors and, in addition, $750 per day for each meeting of the Board or of shareholders that they attend without regard to the number of meetings attended each day.

         On November 1, 1998, Messrs. Freund and Goldsmith were appointed executive officers of the Company with the titles of Chairman and Vice Chairman, respectively. Prior to such time, Messrs. Freund and Goldsmith were directors of the Company with the titles of Chairman of the Board and Vice Chairman of the Board, respectively, titles and positions which they still hold in addition to their positions as executive officers of the Company. For the period prior to November 1, 1998, Messrs. Freund and Goldsmith received compensation from the Company solely in their capacities as directors of the Company. As Chairman of the Board and Vice Chairman of the Board, pursuant to informal arrangements with the Company, Messrs. Freund and Goldsmith each received annual compensation at the rate of $325,000 per year. Commencing November 1, 1998, Messrs. Freund and Goldsmith have received compensation from the Company at the same rate in their capacities as executive officers.

         Messrs. Freund, Goldsmith and Herman are each party to an agreement with the Company providing for payments to them under certain circumstances following a change in control of the Company. See "Employment and Change of Control Agreements."

         On March 8, 1995, following Mr. Herman's retirement as President of the Company, the Company and Mr. Herman entered into an informal Consulting Agreement (the "Consulting Agreement") pursuant to which Mr. Herman renders consulting services to the Board of Directors of the Company. The Consulting Agreement has an indefinite term and provides for a monthly consulting fee at a rate of $20,000 per year. The services to be rendered to the Company by Mr. Herman include consultation on acquisitions and divestitures, litigation and other matters. The Consulting Agreement is terminable at any time by the Company or Mr. Herman.

         The Company and Balfour, are parties to a License Agreement, dated as of October 26, 1994 (the "License Agreement"), with respect to a portion of the office space leased by the Company in New York City. Messrs. Freund and Goldsmith are Chairman and President, respectively, and the only shareholders of Balfour. The term of the License Agreement commenced on January 1, 1995 and will expire on June 30, 2004, unless sooner terminated pursuant to law or the terms of the License Agreement. The License Agreement provides for Balfour to pay the Company an amount equal to 40% of the rent paid by the Company under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. In November 1998, Balfour's share of rent and other costs was reduced to 20% due to an increase in the space utilized by the Company. The percentage was further reduced to 10% in 1999. The base rent payable by Balfour under the License Agreement is $2,057 per month.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors, which consists entirely of outside directors, reviews the compensation of key employees of the Company. The present members of the Compensation Committee are David L. Herman (Chairman), Clifford B. Cohn and L.G. Schafran. See "Item 13-Certain Relationships and Related Transactions".

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


                                                                         Beneficial Ownership of Shares of
                                                                                Common Stock as of               Percent
          Name                                  Position                        April 15, 2000 (1)              of Class(1)
--------------------------------     -------------------------------     ---------------------------------     -------------

Taube Hodson Stonex Partners         N/A                                                2,720,000  (2)                11.9%
Limited
27 St. James Place
London SW1A INR
United Kingdom

Harry I. Freund                      Director and Chairman of the                       2,329,963  (3)                 9.7%
c/o PubliCARD, Inc.                  Board
620 Fifth Avenue
Rockefeller Center
New York, NY 10020

Jay S. Goldsmith                     Director and Vice Chairman of                      2,334,153  (4)                 9.7%
c/o PubliCARD, Inc.                  the Board
620 Fifth Avenue
Rockefeller Center
New York, NY 10020

Jan-Erik Rottinghuis                 President, Chief Executive                           200,000  (5)         Less than 1%
                                     Officer and Director

Clifford B. Cohn                     Director                                             259,180  (6)                 1.1%

David L. Herman                      Director                                             315,108  (7)                 1.4%

L.G. Schafran                        Director                                             366,159  (8)                 1.6%


Hatim A. Tyabji                      Director                                             155,000  (9)         Less than 1%


M. Richard Phillimore                Executive Vice President/                            150,000 (10)         Less than 1%
                                     Smart Card Business

Antonio L. DeLise                    Vice President, Chief Financial                      152,000 (11)         Less than 1%
                                     Officer and Secretary

James J. Weis                        Former President, Chief                              430,181 (12)                 1.9%
                                     Executive Officer and Director
All directors, nominees and
officers as a group (10 persons)                                                        6,691,744 (13)                25.3%

------------------------------------------------------------------------


(1) Calculated in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.
(2) Based on a statement on Schedule 13G filed with the Securities and Exchange Commission on October 11, 1999. Taube Hodson Stonex Partners Limited is a discretionary investment advisor to J. Rothschild Assurance Life Fund, St. James Place International Unit Trust, J. Rothschild Assurance Pension Fund, J. Rothschild International Assurance Managed Fund, J. Rothschild International Assurance U$ Managed Fund, TDG Funds Limited, GAM Worldwide Fund and The Partners Fund. Taube Hodson Stonex Partners has power to vote and direct the vote and power to dispose and direct the disposition of shares held by such funds.
(3) Includes shares of Common Stock which may be acquired by Mr. Freund within 60 days as follows: 541,912 shares through the exercise of stock options and 688,861 shares through the exercise of stock purchase warrants. Also includes 5,454 shares of common stock held by Mr. Freund's spouse over which Mr. Freund has shared voting and investment power but as to which he disclaims any beneficial interest and includes 273,625 shares that may be deemed to be owned beneficially by Mr. Freund which are held by Balfour for its clients in discretionary accounts, as to which Mr. Freund disclaims beneficial ownership. Messrs. Freund and Goldsmith are Chairman and President, respectively, and the only shareholders of Balfour. The discretionary clients of Balfour have the sole power to vote and direct the vote of the shares held in their account. Balfour and its discretionary clients have shared power to dispose of or direct the disposition of the shares held in such clients' accounts. At present, Balfour has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the Company's Common Stock for all of its discretionary clients. Also includes 13,000 shares that may be deemed to be owned beneficially by Mr. Freund which are held by the Balfour Defined Benefit Pension Plan ("the Plan"), for which Mr. Freund is a Trustee and Plan Administrator and in which he participates. Mr. Freund disclaims ownership of 5,850 shares of such 13,000 shares.

(4) Includes shares of Common Stock which may be acquired by Mr. Goldsmith within 60 days as follows: 541,912 shares through the exercise of stock options and 744,930 shares through the exercise of stock purchase warrants. Also includes 1,250 shares of Common Stock held by Mr. Goldsmith's spouse over which Mr. Goldsmith has shared voting and investment power but as to which he disclaims any beneficial interest, and includes 273,625 shares that may be deemed to be owned beneficially by Mr. Goldsmith which are held by Balfour for its clients in discretionary accounts as to which Mr. Goldsmith disclaims beneficial ownership (see Note 2 above). Also includes 13,000 shares that may be deemed to be owned beneficially by Mr. Goldsmith which are held by the Balfour Defined Benefit Pension Plan, of which Mr. Goldsmith is a Trustee and Plan Administrator and in which he participates. Mr. Goldsmith disclaims ownership of 7,280 shares of Common Stock held by the Plan.

(5) Mr. Rottinghuis became the Company's President and Chief Executive Officer effective in March 2000. Pursuant to the employment agreement between Mr. Rottinghuis and the Company, the Company issued 200,000 shares of Common Stock to Mr. Rottinghuis on November 2, 1999. See "Employment and Change in Control Agreements."

(6) Includes 182,059 shares which may be acquired by Mr. Cohn within 60 days through the exercise of stock options.

(7) Includes shares of Common Stock which may be acquired by Mr. Herman within 60 days as follows: 112,058 shares through the exercise of stock options and 40,050 shares through the exercise of stock purchase warrants.

(8) Includes 212,059 shares which may be acquired by Mr. Schafran within 60 days through the exercise of stock options. Also includes 114,050 shares of Common Stock and 40,050 shares that may be acquired through the exercise of stock purchase warrants held by Mr. Schafran's spouse as to which Mr. Schafran disclaims any beneficial interest.

(9) Includes 155,000 shares which may be acquired by Mr. Tyabji within 60 days through the exercise of stock options.

(10) Includes 100,000 shares which may be acquired by Mr. Phillimore within 60 days through the exercise of stock options.

(11) Includes 150,000 shares which may be acquired by Mr. DeLise within 60 days through the exercise of stock options.

(12) Mr. Weis was President and Chief Executive Officer of the Company through November 3,1999 and a Director through November 5, 1999. Includes 119,000 shares which may be acquired by Mr. Weis within 60 days through the exercise of stock options.

(13) Includes shares of Common Stock which may be acquired by such persons within 60 days as follows: 2,114,000 shares through the exercise of stock options and 1,513,891 shares through the exercise of stock purchase warrants.


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


                                             PUBLICARD, INC.
                                             ----------------------------------
                                             (Registrant)

Date April 28, 2000                       By:/s/ Antonio L. DeLise
     --------------                          ----------------------------------
                                             Antonio L. DeLise, Vice President,
                                             Chief Financial Officer and
                                             Secretary