Form 10-Q
period 2000-03-31
PUBLICARD INC
filed 2000-05-12
CIK 81050

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

YES   X    No  .
     ---     ---

   Number of shares of Common Stock outstanding as of May 8, 2000: 23,162,396

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS AS OF
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                     MARCH 31,       DECEMBER 31,
                                                                                                       2000              1999
                                                                                                       ----              ----
                                                                                                    (unaudited)

                                                                  ASSETS

Current assets:

        Cash, including short-term investments of $12,301 in 2000 and $17,541 in 1999                $  12,910        $  18,236
        Trade receivables, less allowance for doubtful accounts of $90 in 2000 and $92 in 1999           1,987            1,720
        Inventories                                                                                      1,395              903
        Net assets of discontinued operations                                                           12,835           10,832
        Other                                                                                              455              613
                                                                                                     ---------        ---------
           Total current assets                                                                         29,582           32,304
                                                                                                     ---------        ---------

Equipment and leasehold improvements, net                                                                1,133            1,063
Goodwill                                                                                                10,849           11,508
Other assets                                                                                               690              613
                                                                                                     ---------        ---------
                                                                                                     $  42,254        $  45,488
                                                                                                     =========        =========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Trade accounts payable                                                                       $   2,584        $   2,413
        Accrued liabilities                                                                              5,051            6,002
                                                                                                     ---------        ---------
           Total current liabilities                                                                     7,635            8,415

Other non-current liabilities                                                                            6,881            6,675
                                                                                                     ---------        ---------
        Total liabilities                                                                               14,516           15,090
                                                                                                     ---------        ---------

Shareholders' equity:
        Common shares, $0.10 par value,
           Authorized - 40,000,000
           Issued - 26,506,478 in 2000 and 26,191,189 in 1999                                            2,651            2,619
        Additional paid-in capital                                                                     113,520          111,476
        Accumulated deficit                                                                            (79,382)         (74,611)
        Common shares held in treasury, at cost                                                         (8,705)          (8,649)
        Unearned compensation                                                                             (346)            (437)
                                                                                                     ---------        ---------
           Total shareholders' equity                                                                   27,738           30,398
                                                                                                     ---------        ---------
                                                                                                     $  42,254        $  45,488
                                                                                                     =========        =========

       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                               2000           1999
                                               ----           ----
Net sales                                    $ 1,551        $    24

Cost of sales                                    738             13
                                             -------        -------

      Gross margin                               813             11
                                             -------        -------

Operating expenses:
      General and administrative               1,793          1,292
      Sales and marketing                      1,842            511
      Product development                        802            244
      Stock compensation                         426            388
      Goodwill amortization                      660            403
                                             -------        -------
                                               5,523          2,838
                                             -------        -------
      Loss from operations                    (4,710)        (2,827)
                                             -------        -------

Other income (expenses):
      Interest income                            188            150
      Interest expense                           (38)           (53)
      Cost of pensions - non-operating          (211)          (235)
      Other income                                 -             47
                                             -------        -------
                                                 (61)           (91)
                                             -------        -------

Loss from continuing operations               (4,771)        (2,918)


Loss from discontinued operations                  -         (3,195)
                                             -------        -------

Net Loss                                     $(4,771)       $(6,113)
                                             =======        =======

Basic loss per common share:
      Continuing operations                  $  (.21)       $  (.17)
      Discontinued operations                      -           (.18)
                                             -------        -------
                                             $  (.21)       $  (.35)
                                             =======        =======

Weighted average shares outstanding       22,681,195     17,508,390
                                          ==========     ===========


       The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                             COMMON SHARES
                                             -------------         ADDITIONAL                   COMMON                      SHARE-
                                       SHARES                       PAID-IN     ACCUMULATED     TREASURY       UNEARNED     HOLDERS'
                                       ISSUED         AMOUNT        CAPITAL       DEFICIT      SHARES(1)    COMPENSATION    EQUITY
                                       ------         ------        -------       -------      ---------    ------------    ------


Balance - December 31, 1999          26,191,189    $  2,619    $  111,476    $  (74,611)    $   (8,649)    $     (437)    $  30,398

Common shares issued:

   Stock options plans                  166,456          17           801             -            (56)             -           762

   Employment and separation
         agreements                      82,500           8           554             -              -              -           562

   Business acquisition                  66,333           7           689             -              -              -           696

Amortization of unearned
   compensation                               -           -             -             -              -             91            91

Net loss                                      -           -             -        (4,771)             -              -        (4,771)
                                     ----------    --------    ----------    ----------     ----------     ----------     ---------


Balance - March 31, 2000             26,506,478    $  2,651    $  113,520    $  (79,382)    $   (8,705)    $     (346)    $  27,738
                                     ==========    ========    ==========    ==========     ==========     ==========     =========


(1) Represents common shares held in treasury of 3,734,043 as of March 31, 2000 and 3,725,024 as of December 31, 1999.






        The accompanying notes to the consolidated financial statements are an integral part of this statement.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         2000              1999
                                                                         ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss from continuing operations                                    $ (4,771)       $ (2,918)
     Adjustments to reconcile loss to net cash
         used in continuing operations:
         Goodwill amortization                                               660             403
         Stock compensation and warrant expense                              426             389
         Depreciation                                                         81              27
         Changes in operating assets and liabilities                      (1,025)           (303)
                                                                        --------        --------
              Net cash used in continuing operations                      (4,629)         (2,402)

     Loss from discontinued operations                                         -          (3,195)
         Non-cash charges                                                    442           3,198
         Change in net assets of discontinued operations                  (1,549)         (1,345)
                                                                        --------        --------
              Net cash used in discontinued operations                    (1,107)         (1,342)
                                                                        --------        --------
                  Net cash used in operating activities                   (5,736)         (3,744)
                                                                        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures from continuing operations                        (151)            (61)
     Acquisition of businesses, net of cash acquired                           -             (62)
                                                                        --------        --------
              Net cash used in continuing operations                        (151)           (123)

     Proceeds from discontinued operations                                     1              15
     Capital expenditures from discontinued operations                      (159)           (243)
     Acquisition of businesses, net of cash acquired                           -          (1,853)
                                                                        --------        --------
              Net cash used in discontinued operations                      (158)         (2,081)
                                                                        --------        --------
                  Net cash used in investing activities                     (309)         (2,204)
                                                                        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common shares pursuant to stock option exercises            762             414
     Repayment of notes payable from discontinued operations                 (43)            (35)
                                                                        --------        --------
                  Net cash provided by financing activities                  719             379
                                                                        --------        --------

NET DECREASE IN CASH                                                      (5,326)         (5,569)
CASH - BEGINNING OF PERIOD                                                18,236          18,482
                                                                        --------        --------
CASH - END OF PERIOD                                                    $ 12,910        $ 12,913
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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

       PubliCARD, Inc. ("PubliCARD" or the "Company") was incorporated in the Commonwealth of Pennsylvania in 1913. The Company was known as Publicker Industries Inc. until 1998, when its name was changed to PubliCARD, Inc. PubliCARD entered the smart card industry in early 1998, and began to develop solutions for the conditional access, security, payment system and data storage needs of industries utilizing smart card technology. The Company made a series of acquisitions to enhance its position in the smart card industry. In March 2000, PubliCARD's Board of Directors, together with its management team, determined to integrate its operations and focus on deploying infrastructure products and end-to-end solutions utilizing chip (smart card) technology in the broadband market. To effect this new business strategy, in March 2000, the Board of Directors adopted a plan of disposition pursuant to which the Company will divest its non-core operations. See Note 4 for a discussion on the disposition plan.

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

BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of March 31, 2000 and the results of their operations and cash flows for the three months ended March 31, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999, as amended.

EARNINGS (LOSS) PER COMMON SHARE

       Basic net income (loss) per common share is based on net income divided by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options and warrants at the later of the beginning of the year or date of issuance. Diluted net income (loss) per share was not computed for 2000 and 1999 as the effect of stock options and warrants were antidilutive.

INVENTORIES

       Inventories are recorded at cost, determined on a first-in, first-out, or FIFO, basis and do not exceed net realizable values. Inventories at March 31, 2000 and December 31, 1999 consisted of the following:


                                            2000               1999
                                            ----               ----
                                                 (in thousands)

     Raw materials and supplies          $        829       $        599
     Work in process                                -                 48
     Finished goods                               566                256
                                         ------------       ------------
                                         $      1,395       $        903
                                         ============       ============

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITIONS

      On November 16, 1999, the Company acquired 100% of the common stock of Absec Ltd., ("Absec") a Northern Ireland company that designs closed end environment solutions, including small value electronic cash systems and database management solutions. The aggregate purchase price was approximately $5.5 million and included the issuance of 388,209 shares of common stock and options to purchase a total of 300,000 shares of common stock at an exercise price of $6.19 per share.

      The amount and components of the estimated purchase price along with the preliminary allocation of the estimated purchase price are as follows (in thousands):


Purchase price:
Value of common stock and stock options                          $      3,455
Cash paid                                                               1,561
Acquisition expenses                                                      525
                                                                 ------------
                                                                 $      5,541
                                                                 ============
Allocation of purchase price:
Net assets                                                       $        498
Goodwill                                                                5,043
                                                                 ------------
                                                                 $      5,541
                                                                 ============


      The assets and liabilities of Absec were recorded at their estimated fair values as of the acquisition date and could be subject to adjustment pending the finalization of certain acquisition costs and related expenses. The aggregate fair value of Absec's research and development efforts that had not reached technological feasibility and had no alternative future uses was determined by an appraisal to be insignificant and resulted in no charge to the Company's financial statements. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible assets acquired and is amortized using the straight-line method over its estimated life of five years.

      The acquisition has been accounted for as a purchase and, accordingly, the results are included in the consolidated financial statements of the Company since the date of acquisition. The following summarized unaudited pro forma financial information for the three months ended March 31, 1999 assumes that the acquisition occurred as of January 1, 1999 (in thousands except per share data):

         Net sales                                                  $    1,312
         Net loss from continuing operations                            (3,147)
         Net loss per share from continuing operations                    (.18)

      The pro forma information is not necessarily indicative of the results that would have been reported had such event actually occurred on the date specified, nor is it intended to project the Company's results of operations or financial position for any future period or date.

      During 1999, the Company acquired of Amazing! Smart Card Technologies, Inc. ("Amazing") and Greystone Peripherals, Inc. ("Greystone") and increased its ownership interest in Greenwald Intellicard, Inc. ("Greenwald Intellicard"). In March 2000, the Company's Board of Directors adopted a plan to dispose of these businesses. See Note 4.

      On February 11, 1999, the Company acquired 100% of the common stock of Amazing, a California company that

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 3 - SEGMENT DATA

      As a result of the disposition plan (See Note 4) and because the Company predominantly operates in one industry, that being the deployment of solutions for the broadband marketplace, the Company reports as a single segment. Sales by geographical areas for the three months ended March 31, 2000 and 1999 are as follows (in thousands):

                                                 2000                     1999
                                                 ----                     ----
      United States                          $        164           $         21
      Europe                                        1,261                      3
      Far East                                         61                      -
      Rest of world                                    65                      -
                                             ------------           ------------
                                             $      1,551           $         24
                                             ============           ============

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company has operations in the United States and United Kingdom. Identifiable assets by country as of March 31, 2000 and December 31, 1999 are as follows (in thousands):

                                                        2000                    1999
                                                        ----                    ----

      United States                                 $     28,196          $     30,804
      United Kingdom                                       3,209                 3,176
                                                    ------------          ------------
                                                    $     31,405          $     33,980
                                                    ============          ============



NOTE 4 - DISCONTINUED OPERATIONS

      In March 2000, the Company's Board of Directors adopted a plan to dispose of the operations of the Company's Greenwald Industries Inc. ("Greenwald"), Greenwald Intellicard, Greystone and Amazing subsidiaries. These subsidiaries design, manufacture and distribute mechanical and smart card laundry solutions, hard disk duplicators and smart cards. The Company currently is in negotiations with a buyer for the sale of Greenwald and Intellicard. The Company is actively seeking purchasers for Greystone and is winding-down the operations of Amazing. In the fourth quarter of 1999, the Company recorded a loss of $2.0 million related to the disposition plan, net of the expected gain on the disposition of these businesses. The loss provision was based on estimates of the proceeds expected to be realized on the dispositions and the results of operations through the disposition or wind-down dates. The amounts the Company will ultimately realize could differ from the amounts assumed in arriving at the charge recorded.

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

      The results of the operations of Greenwald, Greenwald Intellicard, Amazing, Greystone and OSM have been reflected as discontinued operations. Certain operating information with respect to discontinued operations for the quarter ended March 31, 2000 is summarized as follows (in thousands):


      Net sales                                                                      $     6,074
      Cost of sales                                                                        3,679
      Operating expenses                                                                   2,468
      Goodwill amortization                                                                  347
      Interest expense, net                                                                    4
      Loss from discontinued operations                                                     (424)


      The loss from discontinued operations for the quarter ended March 31, 2000 of $424,000 has been deferred since it is anticipated that the income from the disposal of these operations will be utilized to offset any potential losses through their expected disposition dates.

      Summarized balance sheet information with respect to the discontinued operations as of March 31, 2000 is as follows (in thousands):

      Current assets                                                                $      9,316
      Non-current assets                                                                  11,842


                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Current liabilities                                                                 (7,453)
      Non-current liabilities                                                               (870)
                                                                                    ------------
      Net assets of discontinued operations                                         $     12,835
                                                                                    ============


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

      Changes in operating assets and liabilities are net of acquisitions of businesses and consisted of the following for the quarters ended March 31, 2000 and 1999:

                                                           2000                    1999
                                                           ----                    ----
                                                                  (in thousands)

           Trade receivables                         $       (267)           $          3
           Inventories                                       (492)                    (29)
           Other current assets                               158                    (109)
           Other assets                                       (78)                    (20)
           Trade accounts payable                             171                     110
           Accrued liabilities                               (724)                   (200)
           Other non-current liabilities                      207                     (58)
                                                     ------------            ------------
                                                     $     (1,025)           $       (303)
                                                     ============            ============

       Acquisition of businesses in the consolidated statement of cash flows is net of cash acquired and includes debt assumed and immediately repaid. Cash paid for interest during 2000 and 1999 was $6,000 and $9,000, respectively. No income taxes were paid in 2000 and 1999. Non-cash investing activities include the acquisitions of Amazing, Greystone and Intellicard for shares of common stock and options valued at $696,000 and $14.1 million in 2000 and 1999, respectively, as described in Note 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

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

       - In February 1999, PubliCARD acquired Greystone Peripherals, Inc., a developer of hard disk duplicators.

       - In November 1999, PubliCARD acquired Absec Ltd., a designer of closed environment solutions, including small value electronic cash systems and database management solutions. Through Absec, PubliCARD provides systems for closed populations to allow individual user access, unique rights and monitoring.

       While PubliCARD developed a number of successful smart card products and solutions, its operations were fragmented throughout a variety of markets. PubliCARD's Board of Directors, together with its management team, determined to integrate its operations and focus on a single market in which:

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

       -      high growth potential exists;

       -      PubliCARD has established relationships;

       -      PubliCARD has already deployed products and gained credibility;
              and

       -      PubliCARD possesses core technologies and competencies.

      PubliCARD determined that it could leverage its existing chip (smart card) technology for deployment in the rapidly growing broadband market, which it had already penetrated and which PubliCARD believes exhibits each of the characteristics identified above. PubliCARD currently is positioning itself to be a leading provider of end-to-end solutions to enable access and secure content and transactions for the broadband market. PubliCARD's broadband initiative is driven by its proprietary technology and proven engineering and design talent. PubliCARD's proprietary technologies facilitate content protection and transaction security.

       To effect this new business strategy, in March 2000, the Board of Directors of PubliCARD adopted a plan of disposition pursuant to which PubliCARD will divest its non-core operations. PubliCARD currently is in negotiations with a potential buyer of its Greenwald Industries, Inc. and Greenwald Intellicard subsidiaries. Greenwald Industries is a designer and manufacturer of coin meter systems used in the commercial laundry appliance industry and, together with Greenwald Intellicard, comprise PubliCARD's laundry solutions business. If these negotiations do not result in a definitive agreement, PubliCARD intends to seek an alternative buyer of the laundry solutions business. PubliCARD has engaged a broker to assist in the sale of its subsidiary Greystone Peripherals, Inc. Finally, as part of this plan, PubliCARD is also winding-down the operations of Amazing.

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

       Presentation

       The results of operations for the three months ended March 31, 1999 have been restated to reflect Greenwald, Greenwald Intellicard, Amazing and Greystone as discontinued operations. In addition, the results of operations for Absec have been reflected in the financial statements from its acquisition date of November 1999.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

       SALES. Consolidated sales increased to $1.6 million in 2000 compared to $24,000 for 1999. The increase in the first quarter sales is primarily attributed to the Company's acquisition of Absec in late 1999.

       SALES AND MARKETING EXPENSES. Sales and marketing expenses were $1.8 million in 2000 compared to $511,000 in 1999. The increase was due to the Absec acquisition in late 1999 and additional headcount increases throughout 1999 and the first quarter of 2000. As of March 31, 2000 the Company had approximately 36 sales and marketing personnel versus six as of March 31, 1999.

       PRODUCT DEVELOPMENT EXPENSES. Product development expenses include expenses associated with the development of new products and enhancements to existing products. Product development expenses amounted to $802,000 in 2000 compared to $244,000 in 1999. Expenses increased in 2000 primarily due to the Absec acquisition in late 1999 and headcount additions for the ongoing ASICs, reader and software solution development efforts.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended March 31, 2000 increased by approximately 39% to $1.8 million from $1.3 million for 1999. The increase was due to higher corporate expenditures, primarily legal, consulting and professional fees, and $143,000 of expenses, mainly salaries and benefits, associated with the Absec acquisition in late 1999.

       STOCK COMPENSATION EXPENSE. Stock-based compensation recorded in 2000 principally relates to the change in terms of stock options awarded to two former employees of the Company and the issuance of stock awards and below market stock option grants to two executives hired in 1999.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

       GOODWILL AMORTIZATION. Goodwill and other intangibles associated with the Tritheim and Absec acquisitions are being amortized over a five year period. Amortization amounted to $660,000 and $403,000 in 2000 and 1999, respectively.

       OTHER INCOME AND EXPENSE. Interest income increased slightly to $188,000 for 2000 from $150,000 for 1999 principally due to higher interest rates. Interest expense principally relates to interest on the remaining environmental obligation (see below) and decreased to $38,000 in 2000 compared to $53,000 in 1999. Other income in 1999 and $47,000 relates to a gain on real estate sold in January of 1999.

LIQUIDITY

       The Company has financed its operations over the last two years primarily through the sale of common stock. During the quarter ended March 31, 2000, cash, including short-term investments, decreased by $5.3 million to $12.9 million as of March 31, 2000.

       Operating activities from continuing operations utilized cash of $4.6 million in 2000 and principally consisted of the loss from continuing operations of $4.8 million and an increase in net operating assets and liabilities of $1.0 million offset by non-cash charges of $1.2 million for goodwill amortization, stock compensation expense and depreciation. Operating activities from discontinued operations utilized cash of $1.1 million.

       Investing activities utilized cash of $309,000 in 2000 and consisted principally of capital expenditures from continuing and discontinued operations.

       Financing activities provided cash of $719,000 in 2000 and consisted of proceeds from the exercise of options to purchase common stock of $762,000 offset by the repayment of notes payable from discontinued operations of $43,000.

       During the first quarter of 2000, the Company's capital expenditures from continuing operations totaled $151,000. The Company anticipates that its level of capital expenditures for 2000 will be greater than 1999 due to the expected growth in headcount and the expenditure requirements of Absec, which was acquired late in 1999. The Company has not entered into any material commitments for acquisitions or capital expenditures and has the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 2000 with its available cash resources as well as through capital equipment financing.

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

       - In April 1996, a Consent Decree among the Company, the United States Environmental Protection Agency and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14.4 million plus interest to the United States and Commonwealth of

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              Pennsylvania. Through March 31, 2000, the Company has made principal payments aggregating $11.8 million. Further payments totaling $2.8 million, including interest, will be made to the United States and Commonwealth of Pennsylvania in the amounts of $1.1 million due April 2000, $862,000 due April 2001 and $823,000 due April 2002.

       - The Company sponsors a defined benefit pension plan, which was frozen in 1993. As of December 31, 1999, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $5.5 million. The annual contribution to the plan is expected to be approximately $1.3 million in 2000 and beyond.

       The Company believes that its current cash balance together with the expected proceeds from the disposition of several businesses will satisfy working capital, new product development, sales and marketing expansion and capital expenditures for at least the next 12 months. Although the Company has generated funds to meet its cash requirements in the past and expects to be able to generate funds to meet its obligations and other needs enumerated above, there can be no assurance that such funds will be available when required. In addition, there can be no assurance that the businesses currently held for sale will generate significant proceeds.

       At March 31, 2000, approximately $92 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 2000 through 2020, were available to offset future taxable income. Due to the "change of ownership" provisions of the Internal Revenue Code of 1986, the availability of net operating loss carryforwards to offset federal taxable income in future periods could be subject to an annual limitation if a change in ownership for income tax purposes occur.

FACTORS THAT MAY AFFECT FUTURE RESULTS

       WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, AND WE HAVE ONGOING FUNDING OBLIGATIONS. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 1997, 1998, 1999, and for the three months ended March 31, 2000, of approximately $4.6 million, $8.4 million, $16.7 million and $4.8 million, respectively. In addition, we experienced negative cash flow from continuing operating activities of $5.0 million, $5.6 million, $8.5 million and $4.6 million in 1997, 1998, 1999 and for the three months ended March 31, 2000, respectively. We also incurred a loss of $19.0 million from discontinued operations in 1999 and will incur additional losses from discontinued operations if we realize less from the disposition of those assets than we have estimated or if we are unable to dispose of all of our discontinued operations by the end of the third quarter of 2000, as we currently anticipate.

       We expect that our businesses will require on-going funding to support the expansion of sales and marketing efforts, new product development, working capital growth and capital expenditures. Also, we will need to fund our new initiatives in the broadband market before we can reasonably expect to derive any significant revenues from this market.

       We also have continuing obligations to fund payments due under an environmental consent decree and an underfunded pension plan. As of March 31, 2000, we were required to make future aggregate payments of $2.8 million through April 2002 in connection with the environmental consent decree to which we are subject. Consistent with the general practices of environmental enforcement agencies, the consent decree does not eliminate our potential liability for remediation of contamination that had not been known at the time of the settlement. We sponsor a defined benefit pension plan, which was frozen in 1993. As of December 31, 1999, the present value of the accrued benefit liabilities of our pension plan exceeded the

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

plan's assets by approximately $5.5 million. In addition to the $1.3 million we expect to contribute to the plan in 2000, we are obligated to make continued contributions to the plan in accordance with the rules and regulations prescribed by the Employee Retirement Income Security Act of 1974. Future contribution levels depend in large measure on the mortality rate of plan participants and the investment return on the plan assets.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

       In addition, other participants in the television industry must accept and support interactive television for it to be successful. For instance, broadcasters will need to add interactive features to their programming and commercial vendors will need to embrace e-commerce over interactive television. We cannot assure you that these parties will provide such support.

       WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in our business. The ASICs we provide to Motorola's General Instruments for inclusion in their set-top boxes accounted for 56% of our total revenue in 1999 and 17% of our receivable balance as of March 31, 2000. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business.

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

       -      price; and

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

       -      product performance in the field.

       Our ability to develop new products also depends upon the success of our research and development efforts. Our research and development expenditures for the quarter ended March 31, 2000 were $802,000 and we plan to increase this substantially in the near term. We cannot assure you that these expenditures will lead to the development of viable products. We may need to devote substantially more resources to our research and development efforts in the future.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

       - companies offering payment solutions, including Trintech and VeriFone;

       - companies offering chip technology infrastructures, including Gemplus, Philips and SCM Microsystems;

       - companies offering closed environment solutions, including small value electronic cash systems and database management solutions, such as CyberMark and Danyl Schlumberger; and

       - companies that offer digital rights management solutions, such as InterTrust, Wave Systems, Preview Systems, Aladdin, IBM, Xerox and Microsoft.


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

       WE MAY BE LIMITED IN OUR USE OF OUR FEDERAL NET OPERATING LOSS CARRYFORWARDS. As of March 31, 2000, we had federal net operating loss carryforwards, subject to review by the Internal Revenue Service, totaling approximately $92 million for federal income tax purposes, approximately $12.0 million of which will expire at the end of 2000, $9.0 million of which will expire at the end of 2001 and $25.0 million of which will expire at the end of 2002. We do not expect to earn any significant taxable income prior to 2002, and may not do so until later. A federal net operating loss can generally be carried back two or three years and then forward fifteen or twenty years (depending on the year in which the loss was incurred), and used to offset taxable income earned by a company (and thus reduce its income tax liability).

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES


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

       - generate transaction fees from the sale of digital content and services; and

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

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

       WE MAY HAVE DIFFICULTY RETAINING OR RECRUITING PROFESSIONALS FOR OUR BUSINESS. Our future success and performance is dependent on the continued services and performance of our senior management and other key personnel. There is a shortage of qualified sales, marketing and technical personnel in our industry, in particular senior technical personnel in the software development field. Competition for such personnel is intense and is likely to continue. Accordingly, the loss of the services of any of our executive officers or other key employees could materially adversely affect our business.

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

       IF STANDARDS FOR DIGITAL RIGHTS MANAGEMENT ARE NOT ADOPTED, CONFUSION AMONG CONTENT PROVIDERS, DISTRIBUTORS AND CONSUMERS MAY DEPRESS THE LEVEL OF DIGITAL COMMERCE, WHICH WOULD REDUCE OUR REVENUES. If standards for digital rights management are not adopted or complied with, content providers may delay distributing content until they are confident that the technology by which the content is to be distributed will be commercially accepted. Standards for the distribution of various digital content might not develop or might be found to violate antitrust laws or fair use of copyright policies. In addition, the failure to develop a standard among device manufacturers may affect the market for digital goods and services. As a result, consumers may delay purchasing products and services that include our technology if they are uncertain of commercial acceptance of the standards with which our technology complies. Consequently, if a standard format for the secure delivery of content is not adopted, or if the standards are not compatible with our digital rights management technology, our business and operating results would likely be harmed.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company is exposed to market risk primarily through its short-term investments. The Company's investment policy calls for investment in short-term, low risk instruments. As of March 31, 2000, short-term investments (principally treasury bills) were $12.3 million. Due to the nature of these investments, any decrease in rates would not have a material impact on the Company's financial condition and results of operations.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K:
    Exhibit 27: Financial Data Schedule

(b) Reports on Form 8-K:
    None

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PUBLICARD, INC.
                                             (Registrant)

Date: May 12, 2000                           /s/ Jan-Erik Rottinghuis
                                             Jan-Erik Rottinghuis, President
                                             and Chief Executive Officer

                                             /s/ Antonio L. DeLise
                                             Antonio L. DeLise, Chief Financial
                                             Officer, Secretary and Principal
                                             Accounting Officer