Form 10-Q
period 2000-06-30
PUBLICARD INC
filed 2000-08-14
CIK 81050

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


       Registrant's telephone number, including area code: (212) 651-3102


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  /X/    No  / /.


 Number of shares of Common Stock outstanding as of July 31, 2000: 23,474,400

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS AS OF
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                          JUNE 30,        DECEMBER 31,
                                                                            2000              1999
                                                                          ---------        ---------
                                                                         (unaudited)
                                     ASSETS

Current assets:
      Cash, including short-term investments of
        $24,625 in 2000 and $17,541 in 1999                               $  25,041        $  18,236
      Trade receivables, less allowance for
        doubtful accounts of $82 in 2000 and $92 in 1999                      1,536            1,720
      Inventories                                                             1,548              903
      Net assets of discontinued operations                                      --           10,832
      Other                                                                     668              613
                                                                          ---------        ---------
        Total current assets                                                 28,793           32,304
                                                                          ---------        ---------

Equipment and leasehold improvements, net                                     1,415            1,063
Goodwill                                                                     10,189           11,508
Other assets                                                                    637              613
                                                                          ---------        ---------
                                                                          $  41,034        $  45,488
                                                                          =========        =========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Trade accounts payable                                              $   2,321        $   2,413
      Accrued liabilities                                                    10,134            6,002
                                                                          ---------        ---------
        Total current liabilities                                            12,455            8,415

Other non-current liabilities                                                 5,723            6,675
                                                                          ---------        ---------
      Total liabilities                                                      18,178           15,090
                                                                          ---------        ---------

Shareholders' equity:
      Common shares, $0.10 par value,
        Authorized - 40,000,000
        Issued - 27,491,701 in 2000 and 26,191,189 in 1999                    2,749            2,619
      Additional paid-in capital                                            115,700          111,476
      Accumulated deficit                                                   (84,871)         (74,611)
      Common shares held in treasury, at cost                               (10,468)          (8,649)
      Unearned compensation                                                    (254)            (437)
                                                                          ---------        ---------
       Total shareholders' equity                                            22,856           30,398
                                                                          ---------        ---------
                                                                          $  41,034        $  45,488
                                                                          =========        =========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                 JUNE 30,                                JUNE 30,
                                                         2000                1999                2000                1999
                                                     ------------        ------------        ------------        ------------

Net sales                                            $      1,091        $         71        $      2,642        $         78

Cost of sales                                                 621                  38               1,359                  34
                                                     ------------        ------------        ------------        ------------

     Gross margin                                             470                  33               1,283                  44
                                                     ------------        ------------        ------------        ------------

Operating expenses:
     General and administrative                             1,679               1,244               3,472               2,536
     Sales and marketing                                    1,954                 490               3,797               1,001
     Product development                                    1,373                 209               2,175                 453
     Stock compensation                                       183                 302                 608                 690
     Goodwill amortization                                    660                 405               1,319                 808
                                                     ------------        ------------        ------------        ------------
                                                            5,849               2,650              11,371               5,488
                                                     ------------        ------------        ------------        ------------
     Loss from operations                                  (5,379)             (2,617)            (10,088)             (5,444)
                                                     ------------        ------------        ------------        ------------

Other income (expenses):
     Interest income                                          111                 106                 299                 256
     Interest expense                                         (20)                (40)                (58)                (93)
     Cost of pensions - non-operating                        (201)               (185)               (413)               (420)
     Other costs                                               --                (115)                 --                 (68)
                                                     ------------        ------------        ------------        ------------
                                                             (110)               (234)               (172)               (325)
                                                     ------------        ------------        ------------        ------------

Loss from continuing operations                            (5,489)             (2,851)            (10,260)             (5,769)


Loss from discontinued operations                              --                (391)                 --              (3,586)
Loss on disposition of discontinued operations                 --              (2,100)                 --              (2,100)
                                                     ------------        ------------        ------------        ------------

Net Loss                                             $     (5,489)       $     (5,342)       $    (10,260)       $    (11,455)
                                                     ============        ============        ============        ============

Basic loss per common share:
     Continuing operations                           $       (.24)       $       (.15)       $       (.45)       $       (.32)
     Discontinued operations                                   --                (.14)                 --                (.32)
                                                     ------------        ------------        ------------        ------------
                                                     $       (.24)       $       (.29)       $       (.45)       $       (.64)
                                                     ============        ============        ============        ============

Weighted average shares outstanding                    23,192,500          18,250,274          22,917,886          17,825,907
                                                     ============        ============        ============        ============


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                            COMMON SHARES      ADDITIONAL                        COMMON                     SHARE-
                                        SHARES                   PAID-IN      ACCUMULATED       TREASURY     UNEARNED       HOLDERS'
                                        ISSUED      AMOUNT       CAPITAL        DEFICIT         SHARES(1)   COMPENSATION    EQUITY
                                      ----------    ------     ----------     -----------       --------    ------------   --------

Balance - December 31, 1999           26,191,189    $2,619       $111,476       $(74,611)       $ (8,649)       $(437)     $ 30,398

Common shares issued:

     Stock options plans               1,091,679       109          2,668             --          (1,819)          --           958

     Shares pursuant to employment
       and separation agreements          82,500         8            644             --              --           --           652

     Business acquisition                 66,333         7            688             --              --           --           695

     Pension plan contribution            60,000         6            224             --              --           --           230

Amortization of unearned
     compensation                             --        --             --             --              --          183           183


Net loss                                      --        --             --        (10,260)             --           --       (10,260)
                                      ----------    ------       --------       --------        --------        -----      --------


Balance - June 30, 2000               27,491,701    $2,749       $115,700       $(84,871)       $(10,468)       $(254)     $ 22,856
                                      ==========    ======       ========       ========        ========        =====      ========

(1) Represents common shares held in treasury of 4,058,297 as of June 30, 2000 and 3,725,024 as of December 31, 1999.


The accompanying notes to the consolidated financial statements are an integral part of this statement.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          2000            1999
                                                                        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations                                     $(10,260)       $ (5,769)
    Adjustments to reconcile loss to net cash
       used in continuing operations:
       Goodwill amortization                                               1,319             808
       Stock compensation expense                                            608             690
       Depreciation                                                          123              63
       Changes in operating assets and liabilities                        (2,317)           (424)
                                                                        --------        --------
          Net cash used in continuing operations                         (10,527)         (4,632)

    Loss from discontinued operations                                         --          (5,686)
       Loss on disposition                                                    --           2,100
       Non-cash charges                                                      914           4,104
       Change in net assets of discontinued operations                    (4,101)         (1,601)
                                                                        --------        --------
          Net cash used in discontinued operations                        (3,187)         (1,083)
                                                                        --------        --------
              Net cash used in operating activities                      (13,714)         (5,715)
                                                                        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures from continuing operations                         (475)           (212)
    Acquisition of businesses, net of cash acquired                           --            (692)
                                                                        --------        --------
          Net cash used in continuing operations                            (475)           (904)

    Proceeds from discontinued operations                                 21,143              14
    Capital expenditures from discontinued operations                       (167)           (400)
    Acquisition of businesses, net of cash acquired                           --          (2,192)
                                                                        --------        --------
          Net cash provided by (used in) discontinuing operations         20,976          (2,578)
                                                                        --------        --------
              Net cash provided by (used in) investing activities         20,501          (3,482)
                                                                        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common shares pursuant to stock option exercises             958             509
    Repayment of notes payable from discontinued operations                 (940)            (74)
    Purchase of redeemable shares                                             --            (503)
                                                                        --------        --------
              Net cash provided by (used in) financing activities             18             (68)
                                                                        --------        --------

NET INCREASE (DECREASE) IN CASH                                            6,805          (9,265)
CASH - BEGINNING OF PERIOD                                                18,236          18,482
                                                                        --------        --------
CASH - END OF PERIOD                                                    $ 25,041        $  9,217
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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

         PubliCARD, Inc. ("PubliCARD" or the "Company") was incorporated in the Commonwealth of Pennsylvania in 1913. PubliCARD entered the smart card industry in early 1998, and began to develop solutions for the conditional access, security, payment system and data storage needs of industries utilizing smart card technology. The Company made a series of acquisitions to enhance its position in the smart card industry. In March 2000, PubliCARD's Board of Directors, together with its management team, determined to integrate its operations and focus on deploying infrastructure products and end-to-end solutions utilizing chip (smart card) technology in the broadband market. To effect this new business strategy, in March 2000, the Board of Directors adopted a plan of disposition pursuant to which the Company is divesting its non-core operations. See Note 4 for a discussion on the disposition plan.

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

BASIS OF PRESENTATION
      The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of June 30, 2000 and the results of their operations and cash flows for the three and six months ended June 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999, as amended.

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

INVENTORIES
      Inventories are recorded at cost, determined on a first-in, first-out, or FIFO, basis and do not exceed net realizable values. Inventories at June 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                                  2000       1999
                                 ------       ----

Raw materials and supplies       $  585       $599
Work in process                      40         48
Finished goods                      923        256
                                 ------       ----
                                 $1,548       $903
                                 ======       ====

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - ACQUISITIONS

     On November 16, 1999, the Company acquired 100% of the common stock of Absec Ltd., a Northern Ireland company ("Absec") that designs closed end environment solutions, including small value electronic cash systems and database management solutions. The aggregate purchase price was approximately $5.5 million and included the issuance of 388,209 shares of common stock and options to purchase a total of 300,000 shares of common stock at an exercise price of $6.19 per share.

     The amount and components of the estimated purchase price along with the preliminary allocation of the estimated purchase price are as follows (in thousands):


Purchase price:
Value of common stock and stock options       $3,455
Cash paid                                      1,561
Acquisition expenses                             525
                                              ------
                                              $5,541
                                              ======
Allocation of purchase price:
Net assets                                    $  498
Goodwill                                       5,043
                                              ------
                                              $5,541
                                              ======

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

     The Absec acquisition has been accounted for as a purchase and, accordingly, the results are included in the consolidated financial statements of the Company since the date of acquisition. The following summarized unaudited pro forma financial information for the six months ended June 30, 1999 assumes that the acquisition occurred as of January 1, 1999 (in thousands except per share data):


Net sales                                           $ 2,620
Net loss from continuing operations                  (6,226)
Net loss per share from continuing operations          (.34)


     The pro forma information is not necessarily indicative of the results that would have been reported had such event actually occurred on the date specified, nor is it intended to project the Company's results of operations or financial position for any future period or date.

      During 1999, the Company acquired Amazing! Smart Card Technologies, Inc. ("Amazing") and Greystone Peripherals, Inc. ("Greystone") and increased its ownership interest in Greenwald Intellicard, Inc. ("Greenwald Intellicard"). In March 2000, the Company's Board of Directors adopted a plan to dispose of these businesses. See Note 4.

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

                                                                       Amazing           Greystone
                                                                       -------           ---------
Purchase price:
Value of common stock and stock options                                $   5,327         $   8,729
Acquisition expenses                                                         597               414
                                                                       ---------         ---------
                                                                       $   5,924         $   9,143
                                                                       =========         =========
Allocation of purchase price:
Net assets (liabilities) of acquired businesses                        $  (1,371)         $    306
In-process research and development                                        1,509             1,410
Goodwill                                                                   5,786             7,427
                                                                       ---------         ---------
                                                                       $   5,924         $   9,143
                                                                       =========         =========

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


NOTE 3 - SEGMENT DATA

     As a result of the disposition plan (See Note 4) and because the Company predominantly operates in one industry, that being the deployment of solutions for the broadband marketplace, the Company reports as a single segment. Sales by geographical areas for the six months ended June 30, 2000 and 1999 are as follows (in thousands):

                     2000      1999
                    ------    ------

United States       $  302       $78
Europe               2,173        --
Far East                31        --
Rest of world          136        --
                    ------       ---
                    $2,642       $78
                    ======       ===

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company has operations in the United States and United Kingdom. Identifiable assets by country as of June 30, 2000 and December 31, 1999 are as follows (in thousands):

                       2000          1999
                     -------       -------

United States        $27,877       $30,804
United Kingdom         2,968         3,176
                     -------       -------
                     $30,845       $33,980
                     =======       =======



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

     On June 29, 2000, the Company completed the sale of substantially all of the assets of its Greenwald and Greenwald Intellicard subsidiaries to The Eastern Company ("Eastern") for $22.5 million in cash less $1.75 million held in escrow to secure the payment of certain indemnification obligations. As part of the transaction, Eastern assumed certain liabilities of Greenwald and Intellicard, including certain contractual liabilities, accounts payable and accrued liabilities. Pending resolution of the final disposition of the Company's remaining discontinued operations, no gain on the sale of Greenwald and Greenwald Intellicard has been recognized. The Company is actively seeking a purchaser for Greystone and is winding-down the operations of Amazing.

     In March 1999, the Company's Board of Directors adopted a plan to dispose of its engineering services subsidiary, Orr-Schelen-Mayeron & Associates ("OSM"). During 1999, the Company revised its estimates of expected operating results and wind-down costs and recorded a loss provision of $3.0 million, of which $2.1 million was recorded in the second quarter of 1999. Approximately $1.2 million related to the write-off of OSM's goodwill. The wind-down of OSM has been substantially completed.

     The results of the operations of Greenwald, Greenwald Intellicard, Amazing, Greystone and OSM have been reflected as discontinued operations. Certain operating information with respect to discontinued operations for the six months ended June 30, 2000 or through their disposition dates of June 29, 2000 for Greenwald and Intellicard, are summarized as follows (in thousands):

     Net sales                                                $  11,717
     Cost of sales                                                7,438
     Operating expenses                                           4,449
     Goodwill amortization                                          694
     Interest expense, net                                           10
     Loss from discontinued operations                             (874)

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The loss from discontinued operations for the six months ended June 30, 2000 of $874,000 has been deferred since it is anticipated that the income from the disposal of these operations will be utilized to offset any potential losses through their expected disposition dates.

     Summarized balance sheet information with respect to the discontinued operations as of June 30, 2000 is as follows (in thousands):

     Current assets                                           $   4,471
     Non-current assets                                             583
     Current liabilities and disposition reserves               (10,362)
     Non-current liabilities                                        (14)
                                                              ---------
     Net liabilities of discontinued operations               $  (5,322)
                                                              ==========


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

     Changes in operating assets and liabilities are net of acquisitions of businesses and consisted of the following for the six months ended June 30, 2000 and 1999:

                                      2000           1999
                                    -------        -------
                                        (in thousands)

Trade receivables                   $   184        $    16
Inventories                            (645)           (64)
Other current assets                    (55)             1
Other assets                            (24)            31
Trade accounts payable                  (92)           229
Accrued liabilities                    (963)           407
Other non-current liabilities          (722)        (1,044)
                                    -------        -------
                                    $(2,317)       $  (424)
                                    =======        =======

Acquisition of businesses in the consolidated statement of cash flows is net of cash acquired and includes debt assumed and immediately repaid. Cash paid for interest during 2000 and 1999 was $134,000 and $191,000, respectively. No income taxes were paid in 2000 and 1999. Non-cash investing activities include the acquisitions of Amazing, Greystone and Greenwald Intellicard for shares of common stock and options valued at $696,000 and $14.1 million in 2000 and 1999, respectively, as described in Note 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES


                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

         - In November 1998, PubliCARD acquired Tritheim Technologies, Inc. ("Tritheim"), which develops conditional access and security products for the software industry, computers and the electronic information and digital video broadcast, also known as DVB, industry.

         - In February 1999, PubliCARD acquired Amazing, a developer of consumer smart card solutions and a manufacturer of customized smart cards.

         - In February 1999, PubliCARD acquired Greystone, a developer of hard disk duplicators.

         - In November 1999, PubliCARD acquired Absec, a designer of closed environment solutions, including small value electronic cash systems and database management solutions. Through Absec, PubliCARD provides systems for closed populations to allow individual user access, unique rights and monitoring.

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

         To effect this new business strategy, in March 2000, the Board of Directors of PubliCARD adopted a plan of disposition pursuant to which PubliCARD is divesting its non-core operations. As a result of this plan, on June 29, 2000, the Company completed the sale of substantially all of the assets of its Greenwald and Greenwald Intellicard subsidiaries to Eastern for a sale price of $22.5 million. As part of the transaction, Eastern assumed certain liabilities of Greenwald and Greenwald Intellicard, including certain contractual liabilities, accounts payable and accrued liabilities. Greenwald and Greenwald Intellicard manufacture, market and distribute mechanical coin handling systems and smart card solutions for the commercial laundry industry. PubliCARD has engaged a broker to assist in the sale of its Greystone subsidiary. Finally, as part of this plan, PubliCARD is also winding-down the operations of Amazing.

         PubliCARD will pursue its new business strategy through the integration of its remaining operations. As a result of this integration, PubliCARD's product range includes ASICs for television set-top boxes, secure electronic commerce, Internet security and software copy protection. PubliCARD's ASICs incorporate multiple chip set functionality into a single integrated circuit board. In addition, PubliCARD is developing PODs, which scramble and unscramble data entering and exiting set-top boxes. In addition, PubliCARD will continue to design closed environment solutions, including small value electronic cash systems and database management solutions. PubliCARD provides systems for closed populations to allow individual user access, unique rights and monitoring.

     Presentation

     The results of operations for the three months and six months ended June 30, 1999 have been restated to reflect Greenwald, Greenwald Intellicard, Amazing and Greystone as discontinued operations. In addition, the results of operations for Absec have been reflected in the financial statements from its acquisition date of November 16, 1999.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

    SALES. Consolidated sales increased to $1.1 million in 2000 compared to $71,000 for 1999. The increase in the second quarter sales is primarily attributable to the Company's acquisition of Absec in late 1999.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses were $2.0 million in 2000 compared to $490,000 in 1999. The increase was due to the Absec acquisition in late 1999 and additional headcount increases throughout 1999 and 2000. As of June 30, 2000 the Company had approximately 48 sales and marketing personnel versus nine as of June 30, 1999.

    PRODUCT DEVELOPMENT EXPENSES. Product development expenses include expenses associated with the development of new products and enhancements to existing products. Product development expenses amounted to $1.4 million in 2000 compared to $209,000 in 1999. Expenses increased in 2000 primarily due to the Absec acquisition in late 1999 and headcount additions for the ongoing ASICs, reader and software solution development efforts.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended June 30, 2000 increased by approximately 35% to $1.7 million from $1.2 million for 1999. The increase was due to higher corporate expenditures, primarily legal, consulting and professional fees, and $158,000 of expenses, mainly salaries and benefits, associated with the Absec acquisition in late 1999.

    STOCK COMPENSATION EXPENSE. Stock-based compensation recorded in 2000 and 1999 principally relates to the issuance of stock awards and below market stock option grants to executives hired in 1999 and the issuance of stock options for consulting services.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES


    GOODWILL AMORTIZATION. Goodwill and other intangibles associated with the Tritheim and Absec acquisitions are being amortized over a five year period. Amortization amounted to $660,000 and $405,000 in 2000 and 1999, respectively.

    OTHER INCOME AND EXPENSE. Interest income increased slightly to $111,000 for 2000 from $106,000 for 1999 principally due to higher interest rates. Interest expense, which principally relates to interest on the remaining environmental obligation (see below), decreased to $20,000 in 2000 compared to $40,000 in 1999. Other expense in 1999 of $115,000 includes a charge associated with a stock sale price guarantee.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

    SALES. Consolidated sales increased to $2.6 million in 2000 compared to $78,000 for 1999. The increase in the second quarter sales is primarily attributable to the Company's acquisition of Absec in late 1999.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses were $3.8 million in 2000 compared to $1.0 million in 1999. The increase was due to the Absec acquisition in late 1999 and additional headcount increases throughout 1999 and 2000.

    PRODUCT DEVELOPMENT EXPENSES. Product development expenses amounted to $2.2 million in 2000 compared to $453,000 in 1999. Expenses increased in 2000 primarily due to the Absec acquisition in late 1999 and headcount additions for the ongoing ASICs, reader and software solution development efforts.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended June 30, 2000 increased by approximately 37% to $3.5 million from $2.5 million for 1999. The increase was due to higher corporate expenditures, primarily legal, consulting and professional fees, and $324,000 of expenses, mainly salaries and benefits, associated with the Absec acquisition in late 1999.

    STOCK COMPENSATION EXPENSE. Stock-based compensation recorded in 2000 and 1999 principally relates to the change in terms of stock options awarded to two former employees of the Company, the issuance of stock awards and below market stock option grants to two executives hired in 1999 and the issuance of stock options for consulting services.

    GOODWILL AMORTIZATION. Goodwill and other intangibles associated with the Tritheim and Absec acquisitions are being amortized over a five year period. Amortization amounted to $1.3 million and $808,000 in 2000 and 1999, respectively.

    OTHER INCOME AND EXPENSE. Interest income increased slightly to $299,000 for 2000 from $256,000 for 1999 principally due to higher interest rates. Interest expense, which principally relates to interest on the remaining environmental obligation (see below), decreased to $58,000 in 2000 compared to $93,000 in 1999. Other expense in 1999 of $68,000 includes a charge associated with a stock sale price guarantee offset by a gain on real estate sold in January 1999.


LIQUIDITY

    The Company has financed its operations over the last two years primarily through the sale of common stock and the sale of non-core businesses. During the six months ended June 30, 2000, cash, including short-term investments, increased by $6.8 million to $25.0 million as of June 30, 2000.

    Operating activities from continuing operations utilized cash of $10.5 million in 2000 and principally

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES


consisted of the loss from continuing operations of $10.3 million and a increase in net operating assets and liabilities of $2.3 million offset by non-cash charges of $2.1 million for goodwill amortization, stock compensation expense and depreciation. Operating activities from discontinued operations utilized cash of $3.2 million.

    Investing activities generated cash of $20.5 million in 2000 and consisted principally of net proceeds from the sale of substantially all of the assets of the Company's Greenwald and Greenwald Intellicard subsidiaries. This was offset with capital expenditures from continuing and discontinuing operations of $475,000 and $167,000, respectively.

    Financing activities provided cash of $18,000 in 2000 and consisted of proceeds from the exercise of options to purchase common stock of $958,000 offset by the repayment of notes payable from discontinued operations of $940,000.

    During the first six months of 2000, the Company's capital expenditures from continuing operations totaled $475,000. The Company anticipates that its level of capital expenditures for 2000 will be greater than 1999 due to the expected growth in headcount and the expenditure requirements of Absec, which was acquired late in 1999. The Company has not entered into any material commitments for acquisitions or capital expenditures and has the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 2000 with its available cash resources as well as through capital equipment financing.

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

     - In April 1996, a consent decree(the "Consent Decree") among the Company, the United States Environmental Protection Agency and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14.4 million plus interest to the United States and Commonwealth of Pennsylvania. Through
          June 30, 2000, the Company has made principal payments aggregating $12.7 million. Further payments totaling $1.7 million, including interest, will be made to the United States in the amounts of $862,000 due April 2001 and $823,000 due April 2002.

     - The Company sponsors a defined benefit pension plan, which was frozen in 1993. As of December 31, 1999, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $5.5 million. The annual contribution to the plan is expected to be approximately $1 million in 2000 and beyond.

    The Company believes that its current cash balance will satisfy working capital, new product development, sales and marketing expansion and capital expenditures for at least the next 12 months. Although the Company has generated funds to meet its cash requirements in the past and expects to be able to generate funds to meet its obligations and other needs enumerated above, there can be no assurance that such funds will be available when required.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES


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


FACTORS THAT MAY AFFECT FUTURE RESULTS

         WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, AND WE HAVE ONGOING FUNDING OBLIGATIONS. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 1997, 1998, 1999, and for the six months ended June 30, 2000, of approximately $4.6 million, $8.4 million, $16.7 million and $10.3 million, respectively. In addition, we experienced negative cash flow from continuing operating activities of $5.0 million, $5.6 million, $8.5 million and $10.6 million in 1997, 1998, 1999 and for the six months ended June 30, 2000, respectively. We also incurred a loss of $19.0 million from discontinued operations in 1999 and will incur additional losses from discontinued operations if we realize less from the disposition of those assets than we have estimated or if we are unable to dispose of all of our discontinued operations by the end of the third quarter of 2000, as we currently anticipate.

         We expect that our business will require on-going funding to support the expansion of sales and marketing efforts, new product development, working capital growth and capital expenditures. Also, we will need to fund our new initiatives in the broadband market before we can reasonably expect to derive any significant revenues from this market.

         We also have continuing obligations to fund payments due under the Consent Decree and an underfunded pension plan. As of June 30, 2000, we were required to make future aggregate payments of $1.7 million through April 2002 in connection with the Consent Decree. Consistent with the general practices of environmental enforcement agencies, the Consent Decree does not eliminate our potential liability for remediation of contamination that had not been known at the time of the settlement. We sponsor a defined benefit pension plan, which was frozen in 1993. As of December 31, 1999, the present value of the accrued benefit liabilities of our pension plan exceeded the plan's assets by approximately $5.5 million. In addition to the $1.0 million we expect to contribute to the plan in 2000, we are obligated to make continued contributions to the plan in accordance with the rules and regulations prescribed by the Employee Retirement Income Security Act of 1974. Future contribution levels depend in large measure on the mortality rate of plan participants and the investment return on the plan assets.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES


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

         WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in our business. The ASICs we provide to Motorola's General Instruments for inclusion in its set-top boxes accounted for 56% of our total revenue in 1999. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business.

         We generally do not enter into long-term supply commitments with our customers. Instead, we bid on a project basis and have supply contracts in place for each project. Significant reductions in sales to any

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES


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

         -        price; and

         -        product performance in the field.

         Our ability to develop new products also depends upon the success of our research and development efforts. Our research and development expenditures for the six months ended June 30, 2000 were $2.2 million and we plan to increase this substantially in the near term. We cannot assure you that these expenditures will lead to the development of viable products. We may need to devote substantially more resources to our research and development efforts in the future.

         The market for digital rights management solutions is fragmented and marked by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles and changes in customer demands. To succeed, we must develop and introduce, in response to customer and market demands, software that offers features and functionality that are not currently available in the

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES


market. Any delays in our ability to develop and release products will materially harm our business and operating results. In the past, we have experienced delays in new product releases, and we may experience similar delays in the future.

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

         The market for broadband solutions is new, intensely competitive and rapidly evolving. We expect competition to continue to increase with both our existing competitors and new market entrants. Our primary competition currently comes from or is anticipated to come from:

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES


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

         WE MAY BE LIMITED IN OUR USE OF OUR FEDERAL NET OPERATING LOSS CARRYFORWARDS. As of December 31, 1999, we had federal net operating loss carryforwards, subject to review by the Internal Revenue Service, totaling approximately $88.0 million for federal income tax purposes, approximately $12.0 million of which will expire at the end of 2000, $9.0 million of which will expire at the end of 2001 and $25.0 million of which will expire at the end of 2002. We do not expect to earn any significant taxable income prior to 2002, and may not do so until later. A federal net operating loss can generally be carried back two or three years and then forward fifteen or twenty years (depending on the year in which the loss was incurred), and used to offset taxable income earned by a company (and thus reduce its income tax liability).

         Section 382 of the Internal Revenue Code provides that when a company undergoes an "ownership change," the corporation's use of its net operating losses is limited in each subsequent year. An "ownership change" occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company's stock as compared to that shareholder's lowest percentage ownership during the preceding three-year period exceeds fifty percentage points. For purposes of this rule, certain shareholders who own less than five percent of a company's stock are aggregated and treated as a single five-percent shareholder. We intend to issue a substantial number of shares of our common stock in connection with public and private offerings in the future. In addition, the exercise of outstanding warrants and options to purchase shares of our common stock may require us to issue additional shares of our common stock. The issuance of a significant number of shares of common stock could result in an "ownership change." If we were to experience such an "ownership change," we estimate that we would not be able to use a substantial amount of our available federal net operating loss carryforwards to reduce our taxable income.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES


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

         If our technology or products is determined to infringe upon the rights of others, and we were unable to obtain licenses to use the technology, we could be required to cease using the technology and stop selling the products. We may not be able to obtain a license in a timely manner on acceptable terms or at all. Any of these events would have a material adverse effect on our financial condition and results of operations.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES


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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES


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

         The change of control agreements provide that, if the services of any person party to a change of control agreement are terminated within three years following a change of control, that individual will be entitled to receive, in a lump sum within 10 days of the termination date, a payment equal to 2.99 times that individual's average annual compensation for the shorter of the five years preceding the change of control and the period the individual received compensation from us for personal services. Assuming a change of control were to occur at the present time, payments in the following amounts would be required:
Mr. Harry I. Freund -- $972,000; and Mr. Jay S. Goldsmith -- $972,000. If any such payment, either alone or together with others made in connection with the individual's termination, is considered to be an excess parachute payment under the Internal Revenue Code, the individual will be entitled to receive an additional payment in an amount which, when added to the initial payment, would result in a net benefit to the individual, after giving effect to excise taxes imposed by Section 4999 of the Internal Revenue Code and income taxes on such additional payment, equal to the initial payment before such additional payment. We would not be able to deduct these payments for income tax purposes.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk primarily through its short-term investments. The Company's investment policy calls for investment in short-term, low risk instruments. As of June 30,

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES


2000, short-term investments (principally treasury bills) were $24.6 million. Due to the nature of these investments, any decrease in rates would not have a material impact on the Company's financial condition and results of operations.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 26, 2000, at a special meeting of the shareholders of the Company, the shareholders voted to approve the plan of asset transfer authorizing the sale of the Company's Greystone, Greenwald, Greenwald Intellicard and Amazing subsidiaries or the property or assets thereof on such terms and conditions (including the consideration to be received by PubliCARD) as may be determined by the PubliCARD Board of Directors, in its sole discretion. The voting results were as follows:

For                                                                    15,709,772
Against                                                                 1,193,651
Abstain                                                                    12,505

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required by item 601 of regulation S-K:

         Exhibit 27: Financial Data Schedule (EDGAR version only)

     (b) Reports on Form 8-K:

         Form 8-K dated July 10, 2000, containing the pro forma information and exhibits related to the June 29, 2000 disposition of Greenwald and Greenwald Intellicard.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PUBLICARD, INC.
                                         (Registrant)



Date: August 14, 2000                    /s/ Jan-Erik Rottinghuis
                                         ---------------------------------------
                                         Jan-Erik Rottinghuis, President
                                         and Chief Executive Officer

                                         /s/ Antonio L. DeLise
                                         ---------------------------------------
                                         Antonio L. DeLise, Chief Financial
                                         Officer, Secretary and Principal
                                         Accounting Officer