Form 10-Q
period 2000-09-30
PUBLICARD INC
filed 2000-11-14
CIK 81050

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

YES   X    No      .
    -----     -----


 Number of shares of Common Stock outstanding as of October 31, 2000: 23,590,900

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS AS OF
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                                  2000            1999
                                                                                  ----            ----
                                                                               (unaudited)

                                     ASSETS
Current assets:
     Cash, including short-term investments of $21,190 in 2000 and
       $17,541 in 1999                                                            $ 21,731      $  18,236
     Trade receivables, less allowance for doubtful accounts of $65 in
       2000 and $92 in 1999                                                          1,921          1,720
     Inventories                                                                     1,704            903
     Net assets of discontinued operations                                               -         10,832
     Other                                                                             666            613
                                                                                 ---------      ---------
       Total current assets                                                         26,022         32,304
                                                                                 ---------      ---------

Equipment and leasehold improvements, net                                            1,478          1,063
Goodwill                                                                             9,426         11,508
Other assets                                                                           661            613
                                                                                 ---------      ---------
                                                                                  $ 37,587      $  45,488
                                                                                 =========      =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                      $   1,728        $ 2,413
     Accrued liabilities                                                             7,799          6,002
                                                                                 ---------      ---------
       Total current liabilities                                                     9,527          8,415

Other non-current liabilities                                                        5,653          6,675
                                                                                 ---------      ---------
     Total liabilities                                                              15,180         15,090
                                                                                 ---------      ---------

Shareholders' equity:
     Common shares, $0.10 par value,
       Authorized - 40,000,000
       Issued - 27,625,023 in 2000 and 26,191,189 in 1999                            2,762          2,619
     Additional paid-in capital                                                    116,148        111,476
     Accumulated deficit                                                           (85,768)       (74,611)
     Common shares held in treasury, at cost                                       (10,572)        (8,649)
     Unearned compensation                                                            (163)          (437)
                                                                                 ---------      ---------
      Total shareholders' equity                                                    22,407         30,398
                                                                                 ---------      ---------
                                                                                 $  37,587      $  45,488
                                                                                 =========      =========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                             2000           1999                 2000           1999
                                             ----           ----                 ----           ----
Net sales                              $      1,573   $        761         $      4,215   $        855

Cost of sales                                   770            312                2,129            363
                                       ------------   ------------         ------------   ------------

    Gross margin                                803            449                2,086            492
                                       ------------   ------------         ------------   ------------

Operating expenses:
    General and administrative                1,531          1,403                5,002          3,938
    Sales and marketing                       2,197            554                5,993          1,555
    Product development                       1,296            292                3,471            745
    Stock compensation                          422            302                1,032            992
    Goodwill amortization                       658            407                1,978          1,215
                                       ------------   ------------         ------------   ------------
                                              6,104          2,958               17,476          8,445
                                       ------------   ------------         ------------   ------------
    Loss from operations                     (5,301)        (2,509)             (15,390)        (7,953)
                                       ------------   ------------         ------------   ------------
Other income (expenses):
    Interest income                             333             74                  632            330
    Interest expense                            (22)           (35)                 (79)          (128)
    Cost of pensions - non-operating           (210)          (166)                (623)          (586)
    Other, net                                   28           (147)                  28           (216)
                                       ------------   ------------         ------------   ------------
                                                129           (274)                 (42)          (600)
                                       ------------   ------------         ------------   ------------

Loss from continuing operations              (5,172)        (2,783)             (15,432)        (8,553)

Discontinued operations:
    Loss from discontinued operations             -           (705)                   -         (4,291)
    Gain (loss) on disposition                4,275              -                4,275         (2,100)
                                       ------------   ------------         ------------   ------------

Net loss                               $       (897)  $     (3,488)        $    (11,157)  $    (14,944)
                                       ============   ============         ============   ============

Basic loss per common share:
    Continuing operations              $       (.22)  $       (.15)        $       (.67)  $       (.48)
                                       ------------   ------------         ------------   ------------
    Discontinued operations                     .18           (.04)                 .19           (.35)
                                       ------------   ------------         ------------   ------------
                                       $       (.04)  $       (.19)        $       (.48)  $       (.83)
                                       ============   ============         ============   ============

Weighted average shares outstanding      23,479,903     18,389,708           23,089,836     18,004,778
                                       ============   ============         ============   ============


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                            COMMON SHARES
                                            -------------        ADDITIONAL                   COMMON                       SHARE-
                                        SHARES                    PAID-IN     ACCUMULATED    TREASURY      UNEARNED       HOLDERS'
                                        ISSUED         AMOUNT     CAPITAL       DEFICIT      SHARES(1)  COMPENSATION       EQUITY
                                        ------         ------    ----------   -----------    ---------  ------------      --------
Balance - December 31, 1999           26,191,189   $    2,619   $  111,476   $  (74,611)   $   (8,649)   $     (437)   $   30,398

Common shares issued:

    Stock options plans                1,165,001          116        2,789            -        (1,923)            -           982

    Shares pursuant to employment
          and separation agreements      142,500           14          970            -             -             -           984

    Business acquisition                  66,333            7          689            -             -             -           696

    Pension plan contribution             60,000            6          224            -             -             -           230

Amortization of unearned
     compensation                              -            -            -            -             -           274           274


Net loss                                       -            -            -      (11,157)            -             -       (11,157)
                                      ----------   ----------   ----------   ----------    ----------    ----------    ----------


Balance - September 30, 2000          27,625,023   $    2,762   $  116,148   $  (85,768)   $   10,572)   $     (163)   $   22,407
                                      ==========   ==========   ==========   ==========    ==========    ==========    ==========


(1) Represents common shares held in treasury of 4,089,121 as of September 30, 2000 and 3,725,024 as of December 31, 1999.






The accompanying notes to the consolidated financial statements are an integral part of this statement.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    2000        1999
                                                                    ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss from continuing operations                               $(15,432)  $ (8,553)
   Adjustments to reconcile loss to net cash
      used in continuing operations:
      Goodwill amortization                                         1,978      1,215
      Stock compensation expense                                    1,032        993
      Depreciation                                                    263         91
      Changes in operating assets and liabilities                  (3,135)      (272)
                                                                 --------   --------
         Net cash used in continuing operations                   (15,294)    (6,526)

   Income (loss) from discontinued operations                       4,275     (6,391)
      (Gain) loss on disposition                                   (4,275)     2,100
      Non-cash charges                                                  -      5,147
      Change in net assets of discontinued operations              (2,212)    (3,235)
                                                                 --------   --------
         Net cash used in discontinued operations                  (2,212)    (2,379)
                                                                 --------   --------
           Net cash used in operating activities                  (17,506)    (8,905)
                                                                 --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures from continuing operations                   (678)      (264)
   Acquisition of businesses, net of cash acquired                      -       (294)
                                                                 --------   --------
         Net cash used in continuing operations                      (678)      (558)

   Proceeds from discontinued operations                           21,805         21
   Capital expenditures from discontinued operations                 (168)      (619)
   Acquisition of businesses, net of cash acquired                      -     (2,592)
                                                                 --------   --------
         Net cash provided by (used in) discontinued operations    21,637     (3,190)
                                                                 --------   --------
           Net cash provided by (used in) investing activities     20,959     (3,748)
                                                                 --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common shares pursuant to stock option exercises       982        672
   Repayment of notes payable from discontinued operations           (940)      (108)
   Purchase of redeemable shares                                        -       (503)
                                                                 --------   --------
           Net cash provided by financing activities                   42         61
                                                                 --------   --------

NET INCREASE (DECREASE) IN CASH                                     3,495    (12,592)
CASH - BEGINNING OF PERIOD                                         18,236     18,482
                                                                 --------   --------
CASH - END OF PERIOD                                             $ 21,731   $  5,890
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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS
        PubliCARD, Inc. ("PubliCARD" or the "Company") was incorporated in the Commonwealth of Pennsylvania in 1913. PubliCARD entered the smart card industry in early 1998, and began to develop solutions for the conditional access, security, payment system and data storage needs of industries utilizing smart card technology. The Company made a series of acquisitions to enhance its position in the smart card industry. In March 2000, PubliCARD's Board of Directors, together with its management team, determined to integrate its operations and focus on deploying infrastructure products and end-to-end solutions utilizing chip (smart card) technology in the broadband market. To effect this new business strategy, in March 2000, the Board of Directors adopted a plan of disposition pursuant to which the Company divested its non-core operations. See Note 4 for a discussion on the disposition plan.

        The Company will pursue its new business strategy through the integration of its remaining operations. As a result of this integration, the Company's product range includes embedded and peripheral smart card reader solutions and application specific integrated circuits, also known as ASICs, for television set-top boxes and electronic commerce. In addition, the Company is developing point-of-deployment applications, also known as PODs, which scramble and unscramble data entering and exiting set-top boxes. PubliCARD will continue to design closed environment solutions, including small value electronic cash systems and database management solutions. The Company provides systems for closed populations to allow individual user access, unique rights and monitoring.

BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of September 30, 2000 and the results of their operations and cash flows for the three and nine months ended September 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999, as amended.

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

INVENTORIES
     Inventories are recorded at cost, determined on a first-in, first-out, or FIFO, basis and do not exceed net realizable values. Inventories as of September 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                                 2000           1999
                                                                 ----           ----
   Raw materials and supplies                                  $    795       $   599
   Work in process                                                    -            48
   Finished goods                                                   909           256
                                                               --------       -------
                                                               $  1,704       $   903
                                                               ========       =======

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - ACQUISITIONS

    On November 16, 1999, the Company acquired 100% of the common stock of Absec Ltd., a Northern Ireland company ("Absec") that designs closed end environment solutions, including small value electronic cash systems and database management solutions. The aggregate purchase price was approximately $5.4 million and included the issuance of 388,209 shares of common stock and options to purchase a total of 300,000 shares of common stock at an exercise price of $6.19 per share.

    The amount and components of the purchase price along with the allocation of the purchase price are as follows (in thousands):

Purchase price:
Value of common stock and stock options                          $ 3,455
Cash paid                                                          1,561
Acquisition expenses                                                 423
                                                                 -------
                                                                 $ 5,439
                                                                 =======
Allocation of purchase price:
Net assets                                                       $   498
Goodwill                                                           4,941
                                                                 -------
                                                                 $ 5,439
                                                                 =======

    The assets and liabilities of Absec were recorded at their estimated fair values as of the acquisition date. The aggregate fair value of Absec's research and development efforts that had not reached technological feasibility and had no alternative future uses was determined by an appraisal to be insignificant and resulted in no charge to the Company's financial statements. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible assets acquired and is amortized using the straight-line method over its estimated life of five years.

    The Absec acquisition has been accounted for as a purchase and, accordingly, the results are included in the consolidated financial statements of the Company since the date of acquisition. The following summarized unaudited pro forma financial information for the nine months ended September 30, 1999 assumes that the acquisition occurred as of January 1, 1999 (in thousands except per share data):

    Net sales                                                    $4,655
    Net loss from continuing operations                          (9,103)
    Net loss per share from continuing operations                   (.49)

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

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                          Amazing      Greystone
                                                          -------      ---------
    Purchase price:
    Value of common stock and stock options               $ 5,327       $  8,729
    Acquisition expenses                                      597            414
                                                          -------       --------
                                                          $ 5,924       $  9,143
                                                          =======       ========
    Allocation of purchase price:
    Net assets (liabilities) of acquired businesses       $(1,371)      $    306
    In-process research and development                     1,509          1,410
    Goodwill                                                5,786          7,427
                                                          -------       --------
                                                          $ 5,924       $  9,143
                                                          =======       ========


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


NOTE 3 - SEGMENT DATA

    As a result of the disposition plan (See Note 4) and because the Company predominantly operates in one industry, that being the deployment of smart card solutions for the broadband marketplace, the Company reports as a single segment. Sales by geographical areas for the nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                                                    2000                   1999
                                                    ----                   ----
    United States                                  $   696              $    741
    Europe                                           3,238                   114
    Rest of world                                      281                     -
                                                   -------              --------
                                                   $ 4,215              $    855
                                                   =======              ========

    The Company has operations in the United States and United Kingdom. Identifiable assets by country as of September 30, 2000 and December 31, 1999 are as follows (in thousands):

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    2000                   1999
                                                    ----                   ----
    United States                                  $24,859              $ 30,804
    United Kingdom                                   3,302                 3,176
                                                   -------              --------
                                                   $28,161              $ 33,980
                                                   =======              ========



NOTE 4 - DISCONTINUED OPERATIONS

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

    On June 29, 2000, the Company completed the sale of substantially all of the assets of Greenwald and Greenwald Intellicard to The Eastern Company ("Eastern") for $22.5 million in cash less $1.75 million held in escrow to secure the payment of certain indemnification obligations. As part of the transaction, Eastern assumed certain liabilities of Greenwald and Intellicard, including certain contractual liabilities, accounts payable and accrued liabilities. The Company has substantially completed the wind-down of the operations of Amazing and Greystone including the sale of certain assets and the licensing of certain intellectual property.

    Following the substantial completion of the disposition plans, the Company revised its estimates of proceeds and expenses and recognized a gain of $4.3 million in the third quarter of 2000. The amounts the Company will ultimately realize from these actions could differ from the amounts estimated and could therefore result in additional charges or gains in future periods.

    The results of the operations of Greenwald, Greenwald Intellicard, Amazing, Greystone and OSM have been reflected as discontinued operations. Certain operating information with respect to discontinued operations for the nine months ended September 30, 2000, are summarized as follows (in thousands):

    Net sales                                      $13,238
    Cost of sales                                    8,290
    Operating expenses                               5,137
    Goodwill amortization                              695
    Interest expense, net                                7
    Loss from discontinued operations                 (891)

    The loss from discontinued operations for the nine months ended September 30, 2000 of $891,000 was charged against the income from the disposal of these operations.

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Summarized balance sheet information with respect to the discontinued operations as of September 30, 2000 is as follows (in thousands):

    Current assets                                 $   480
    Non-current assets                               2,212
    Current liabilities and disposition reserves    (5,375)
                                                    -------
    Net liabilities of discontinued operations     $(2,683)
                                                   ========


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

    Changes in operating assets and liabilities are net of acquisitions of businesses and consisted of the following for the nine months ended September 30, 2000 and 1999 (in thousands):

                                                 2000                  1999
                                                 ----                  ----
               Trade receivables             $    (201)              $  (537)
               Inventories                        (801)                  (93)
               Other current assets                (53)                   47
               Other assets                        (48)                  146
               Trade accounts payable             (685)                  228
               Accrued liabilities                (555)                  847
               Other non-current liabilities      (792)                 (910)
                                             ----------              --------
                                             $  (3,135)              $  (272)
                                             ==========              ========


    Acquisition of businesses in the consolidated statement of cash flows is net of cash acquired and includes debt assumed and immediately repaid. Cash paid for interest during 2000 and 1999 was $135,000 and $193,000, respectively. No income taxes were paid in 2000 and 1999. Non-cash investing activities include the acquisitions of Amazing, Greystone and Greenwald Intellicard for shares of common stock and options valued at $696,000 and $14.1 million in 2000 and 1999, respectively, as described in Note 2.

NOTE 6 - SUBSEQUENT EVENTS

     On November 10, 2000, the Company executed a stock purchase agreement under which it will invest $5.0 million in TecSec Incorporated ("TecSec"), a Virginia company that develops and markets products and solutions enabling next generation information security for the enterprise, multi-enterprise e-Business, and other markets. The Company has agreed to purchase TecSec convertible preferred stock representing a 3.5% ownership interest. Consummation of the investment is subject to customary closing conditions. The Company expects to finance this investment through private placement sources.

    In October 2000, the Board of Directors approved the suspension of further development and marketing the Company's VirtualTokens solution. The decision to exit this business was attributed to the delay in the market acceptance of digital rights management solutions, in general, and the considerable expenditures necessary to bring the Company's solution to market. The costs associated with this action, principally severance associated with the termination of eight employees, is approximately $225,000 and will be recorded as a charge in the fourth quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES


             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

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

        PubliCARD determined that it could leverage its existing smart card technology for deployment in the rapidly growing broadband market, which it had already penetrated and which PubliCARD believes exhibits each of the characteristics identified above. PubliCARD currently is positioning itself to be a leading provider of end-to-end solutions to enable access and secure transactions for the broadband market. PubliCARD's broadband initiative is driven by its proprietary technology and proven engineering and design talent. PubliCARD's proprietary technologies facilitate transaction security.

    To affect this new business strategy, in March 2000, the Board of Directors of PubliCARD adopted a plan of disposition pursuant to which PubliCARD divested its non-core operations. As a result of this plan, on June 29, 2000, the Company completed the sale of substantially all of the assets of Greenwald and Greenwald Intellicard to Eastern for a sales price of $22.5 million. As part of the transaction, Eastern assumed certain liabilities of Greenwald and Greenwald Intellicard, including certain contractual liabilities, accounts payable and accrued liabilities. Greenwald and Greenwald Intellicard manufacture, market and distribute mechanical coin handling systems and smart card solutions for the commercial laundry industry. The Company has substantially completed the wind-down of the operations of Amazing and Greystone including the sale of certain assets and the licensing of certain intellectual property.

        PubliCARD will pursue its new business strategy through the integration of its remaining operations. As a result of this integration, PubliCARD's product range includes embedded and peripheral card reader solutions and ASICs for television set-top boxes and electronic commerce. PubliCARD's ASICs incorporate multiple chip set functionality into a single integrated circuit board. PubliCARD is developing PODs, which scramble and unscramble data entering and exiting set-top boxes. PubliCARD will continue to design closed environment solutions, including small value electronic cash systems and database management solutions. PubliCARD provides systems for closed populations to allow individual user access, unique rights and monitoring.

    Presentation

    The results of operations for the three months and nine months ended September 30, 1999 have been restated to reflect Greenwald, Greenwald Intellicard, Amazing and Greystone as discontinued operations. In addition, the results of operations for Absec have been reflected in the financial statements from its acquisition date of November 16, 1999.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

   SALES. Consolidated sales increased to $1.6 million in 2000 compared to $761,000 for 1999. The increase in the third quarter sales is primarily attributable to the Company's acquisition of Absec in late 1999 offset by lower ASIC sales.

   GROSS MARGIN. Gross margin as a percentage of sales was 51% for 2000 compared to 59% for 1999. The decrease in gross margin is attributed to lower ASIC sales, which carry a higher gross margin, in the third quarter of 2000 compared to 1999.

   SALES AND MARKETING EXPENSES. Sales and marketing expenses were $2.2 million in 2000 compared to $554,000 in 1999. The increase was due to the Absec acquisition in late 1999 and additional headcount increases throughout 1999 and 2000. As of September 30, 2000 the Company had approximately 46 sales and marketing personnel versus twelve as of September 30, 1999.

   PRODUCT DEVELOPMENT EXPENSES. Product development expenses include expenses associated with the development of new products and enhancements to existing products. Product development expenses amounted to $1.3 million in 2000 compared to $292,000 in 1999. Expenses increased in 2000 primarily due to the Absec acquisition in late 1999 and headcount additions for the ongoing ASICs, reader and other development efforts.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended September 30, 2000 increased to $1.5 million from $1.4 million for 1999. The increase was due to higher expenditures associated with headcount increases and expenses, mainly salaries and benefits, associated with the Absec acquisition in late 1999.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

   STOCK COMPENSATION EXPENSE. Stock-based compensation recorded in 2000 and 1999 principally relates to the issuance of stock awards and below market stock option grants to executives hired in 1999 and 2000 and the issuance of stock options for consulting services.

   GOODWILL AMORTIZATION. Goodwill and other intangibles associated with the Tritheim and Absec acquisitions are being amortized over a five-year period. Amortization amounted to $658,000 and $407,000 in 2000 and 1999, respectively.

   OTHER INCOME AND EXPENSE. Interest income increased to $333,000 for 2000 from $74,000 for 1999 due to proceeds received from the sale of Greenwald and Greenwald Intellicard. Interest expense, which principally relates to interest on the remaining environmental obligation (see below), decreased to $22,000 in 2000 compared to $35,000 in 1999. Other expense in 1999 of $147,000 includes a charge associated with a stock sale price guarantee.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

   SALES. Consolidated sales increased to $4.2 million in 2000 compared to $855,000 for 1999. The increase in the second quarter sales is primarily attributable to the Company's acquisition of Absec in late 1999 offset by lower ASIC sales.

   GROSS MARGIN. Gross margin as a percentage of sales was 49% for 2000 compared to 57% for 1999. The decrease in gross margin is attributed to lower ASIC sales, which carry a higher gross margin, in 2000 compared to 1999.

   SALES AND MARKETING EXPENSES. Sales and marketing expenses were $6.0 million in 2000 compared to $1.6 million in 1999. The increase was due to the Absec acquisition in late 1999 and additional headcount increases throughout 1999 and 2000.

   PRODUCT DEVELOPMENT EXPENSES. Product development expenses amounted to $3.5 million in 2000 compared to $745,000 in 1999. Expenses increased in 2000 primarily due to the Absec acquisition in late 1999 and headcount additions for the ongoing ASICs, reader and other development efforts.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2000 increased to $5.0 million from $3.9 million for 1999. The increase was due to higher expenditures associated with headcount increases throughout 1999 and 2000 and $494,000 of expenses, mainly salaries and benefits, associated with the Absec acquisition in late 1999.

   STOCK COMPENSATION EXPENSE. Stock-based compensation recorded in 2000 and 1999 principally relates to the change in terms of stock options awarded to two former employees of the Company, the issuance of stock awards and below market stock option grants to executives hired in 1999 and 2000 and the issuance of stock options for consulting services.

   GOODWILL AMORTIZATION. Amortization amounted to $2.0 million and $1.2 million in 2000 and 1999, respectively.

   OTHER INCOME AND EXPENSE. Interest income increased to $632,000 for 2000 from $330,000 for 1999 due to proceeds received from the sale of Greenwald and Greenwald Intellicard. Interest expense, decreased to $79,000 in 2000 compared to $128,000 in 1999. Other expense in 1999 of $216,000 includes a charge associated with a stock sale price guarantee offset by a gain on real estate sold in January 1999.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES


LIQUIDITY

   The Company has financed its operations over the last two years primarily through the sale of common stock and the sale of non-core businesses. During the nine months ended September 30, 2000, cash, including short-term investments, increased by $3.5 million to $21.7 million as of September 30, 2000.

   Operating activities from continuing operations utilized cash of $15.3 million in 2000 and principally consisted of the loss from continuing operations of $15.4 million and a increase in net operating assets and liabilities of $3.2 million offset by non-cash charges of $3.3 million for goodwill amortization, stock compensation expense and depreciation. Operating activities from discontinued operations utilized cash of $2.2 million.

   Investing activities generated cash of $21.0 million in 2000 and consisted principally of net proceeds from the sale of substantially all of the assets of the Company's Greenwald and Greenwald Intellicard subsidiaries. This was offset with capital expenditures from continuing and discontinuing operations of $678,000 and $168,000, respectively.

   Financing activities provided cash of $42,000 in 2000 and consisted of proceeds from the exercise of options to purchase common stock of $982,000 offset by the repayment of notes payable from discontinued operations of $940,000.

   During the first nine months of 2000, the Company's capital expenditures from continuing operations totaled $610,000. The Company anticipates that its level of capital expenditures for 2000 will be greater than 1999 due to the expected growth in headcount and the expenditure requirements of Absec, which was acquired late in 1999. The Company has not entered into any material commitments for acquisitions or capital expenditures and has the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 2000 with its available cash resources as well as through capital equipment financing.

   The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow in 2000 and 2001. Future uses of cash include the following:

- The Company will incur expenditures to support the expansion of sales and marketing efforts, new product development, working capital growth and capital expenditures. Also, there will be a need to fund new initiatives in the broadband market before there is a reasonable expectation to derive any significant revenues from this market.

- In April 1996, a consent decree (the "Consent Decree") among the Company, the United States Environmental Protection Agency and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14.4 million plus interest to the United States and Commonwealth of Pennsylvania. Through September 30, 2000, the Company has made principal payments aggregating $12.8 million. Further payments totaling $1.7 million, including interest, will be made to the United States in the amounts of $862,000 due April 2001 and $823,000 due April 2002.

- The Company sponsors a defined benefit pension plan, which was frozen in 1993. As of December 31, 1999, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $5.5 million.
        The annual contribution to the plan is expected to be approximately
        $1 million in 2000 and beyond.

- On November 10, 2000, the Company executed a stock purchase agreement under which it will invest $5.0 million in TecSec Incorporated ("TecSec"), a Virginia company that develops and markets products and solutions enabling next generation information security for the enterprise, multi-enterprise e-Business, and other markets. The Company has agreed to purchase TecSec convertible preferred stock representing a 3.5% ownership interest. Consummation of the investment is subject to customary closing conditions. The Company expects to finance this investment through private placement sources.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

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


FACTORS THAT MAY AFFECT FUTURE RESULTS

        WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, AND WE HAVE ONGOING FUNDING OBLIGATIONS. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 1997, 1998, 1999, and for the nine months ended September 30, 2000, of approximately $4.6 million, $8.4 million, $16.7 million and $15.4 million, respectively. In addition, we experienced negative cash flow from continuing operating activities of $5.0 million, $5.6 million, $8.5 million and $15.4 million in 1997, 1998, 1999 and for the nine months ended September 30, 2000, respectively.

        We expect that our business will require on-going funding to support the expansion of sales and marketing efforts, new product development, working capital growth and capital expenditures. Also, we will need to fund our new initiatives in the broadband market before we can reasonably expect to derive any significant revenues from this market.

        We also have continuing obligations to fund payments due under the Consent Decree and an underfunded pension plan. As of September 30, 2000, we were required to make future aggregate payments of $1.7 million through April 2002 in connection with the Consent Decree. Consistent with the general practices of environmental enforcement agencies, the Consent Decree does not eliminate our potential liability for remediation of contamination that had not been known at the time of the settlement. We sponsor a defined benefit pension plan, which was frozen in 1993. As of December 31, 1999, the present value of the accrued benefit liabilities of our pension plan exceeded the plan's assets by approximately $5.5 million. In addition to the $1.0 million we expect to contribute to the plan in 2000, we are obligated to make continued contributions to the plan in accordance with the rules and regulations prescribed by the Employee Retirement Income Security Act of 1974. Future contribution levels depend in large measure on the mortality rate of plan participants and the investment return on the plan assets.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

        WE HAVE LIMITED EXPERIENCE IN THE BROADBAND MARKET. We have only recently begun to provide smart card infrastructure products and solutions to the broadband market. We are therefore subject to the risks inherent in establishing a new business enterprise.

        Our business model is new and unproven and may not generate sufficient revenue for us to be successful. The volume of products and services distributed using our technology may be too small to support or grow our business.

        THE MARKET'S ACCEPTANCE OF OUR PRODUCTS IS UNCERTAIN. Demand for, and market acceptance of, our smart card reader, ASIC and electronic commerce solutions are subject to a high level of uncertainty due to rapidly changing technology, new product introductions and changes in customer requirements and preferences. The success of our products or any future products also depends upon our ability to enhance our existing products and to develop and introduce new products and technologies to meet customer requirements. We face the risk that our current and future products will not achieve market acceptance.

        Smart card reader and ASIC solutions are designed to provide secure electronic commerce, access control and security for various digital platforms. The market for smart card security applications is still emerging and if the benefits are not perceived sufficient or if alternative technologies are more widely accepted then the demand for our solutions may not grow.

        Electronic commerce for the broadband marketplace is a new and emerging business, and we cannot guarantee that it will attract widespread demand or market acceptance. Our success in this area depends upon, among other things, broad acceptance of the concept of interactive television by industry participants, including broadcast and pay-television networks and system operators and manufacturers of televisions and set-top boxes, including their ability to successfully market interactive television-to-television viewers and advertisers. There have been several well-financed, high-profile attempts in the U.S. to develop and deploy systems in the broad category of interactive television. None of these attempts has resulted in large scale deployment, and many key industry participants have avoided participating in interactive television for a variety of reasons, including:

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

        If the market for the products described above or any other products of ours fails to develop or develops more slowly than expected, or if any of the technologies developed by us do not achieve market acceptance, our business and operating results would be materially and adversely effected.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

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

        WE HAVE A LIMITED NUMBER OF SUPPLIERS OF KEY COMPONENTS. We rely on a limited number of suppliers for key components for our products. For example, we purchase embedded chips for ASICs exclusively from the Atmel Corporation. Our reliance on one supplier could impose several risks, including an inadequate supply of chips, price increases, long lead times, late deliveries and poor quality. Disruption or termination of the supply of these chips could delay the delivery of our products, which could have a material adverse effect on business and operating results. These delays could damage our relationship with current and prospective customers.

        OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO KEEP PACE WITH TECHNOLOGICAL CHANGES AND INTRODUCE NEW PRODUCTS IN A TIMELY MANNER. The rate of technological change currently affecting the broadbrand market is particularly rapid compared to other industries. The migration of television from analog to digital transmission, the convergence of television, the Internet, communications and other media and other emerging trends are creating a dynamic and unpredictable environment in which to operate. Our ability to anticipate these trends and adapt to new technologies is critical to our success. Because new product development commitments must be made well in advance of actual sales, new product decisions must anticipate future demand as well as the speed and direction of technological change. Our ability to remain competitive will depend upon our ability to develop in a timely and cost effective manner new and enhanced products at competitive prices. New product introductions or enhancements by our competitors could cause a decline in sales or loss of market acceptance of our existing products and lower profit margins.

        Our success in developing, introducing and selling new and enhanced products depends upon a variety of factors, including:

        -      product selections;

        - timely and efficient completion of product design and development;

        -      timely and efficient implementation of manufacturing processes;

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

        -      effective sales, service and marketing;

        -      price; and

        -      product performance in the field.

    Our ability to develop new products also depends upon the success of our research and development efforts. Our research and development expenditures for the nine months ended September 30, 2000 were $3.5 million and we plan to increase this in the near term. We cannot assure you that these expenditures will lead to the development of viable products. We may need to devote substantially more resources to our research and development efforts in the future.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

        The market for smart card products and solutions is new, intensely competitive and rapidly evolving. We expect competition to continue to increase with both our existing competitors and new market entrants. Our primary competition currently comes from or is anticipated to come from:

        - companies offering payment solutions, including Trintech and VeriFone;

        - companies offering smart card technology solutions, including Gemplus, Philips and SCM Microsystems;

        - companies offering closed environment solutions, including small value electronic cash systems and database management solutions, such as Girovend, MARS, Diebold, CyberMark and Schlumberger.


        Many of our current and potential competitors have broader customer relationships that could be leveraged, including relationships with many of our customers. These companies also have more established customer support and professional services organizations than we do. In addition, a number of companies with significantly greater resources than we have could attempt to increase their presence in the broadband market by acquiring or forming strategic alliances with our competitors, resulting in increased competition.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

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

        Patent disputes are common in technology related industries. We cannot assure you that we will have the financial resources to enforce or defend a patent infringement or proprietary rights action. As the number of products and competitors in the broadband market grows, the likelihood of infringement claims also increases. Any claim or litigation may be time consuming and costly, cause product shipment delays or require us to redesign our products or require us to enter into royalty or licensing agreements. Any of these events would have a material adverse effect on our business and operating results. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology, duplicate our products or design around patents or other intellectual property rights.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

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

        OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISK ASSOCIATED WITH OPERATING IN FOREIGN MARKETS, INCLUDING FLUCTUATIONS IN CURRENCY EXCHANGE RATES, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION. International sales represent approximately 83% of total sales for the nine months ended September 30, 2000. Because we derive a substantial portion of our business outside the United States, we are subject to certain risks associated with operating in foreign markets including the following:

        -      tariffs and other trade barriers;

        -      difficulties in staffing and managing foreign operations;

        -      currency exchange risks;

        -      export controls related to encryption technology;

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

        -      unexpected changes in regulatory requirements;

        -      changes in economic and political conditions;

        -      potentially adverse tax consequences; and

        -      burdens of complying with a variety of foreign laws.

        Any of the foregoing could adversely impact the success of our international operations. We cannot assure you that such factors will not have a material adverse effect on our future international sales and, consequently, on our business, operating results and financial condition. In addition, fluctuations in exchange rates could have a material adverse effect on our business, operating results and financial condition. To date, we have not engaged in currency hedging.

        OUR ARTICLES OF INCORPORATION AND BY-LAWS, CERTAIN CHANGE OF CONTROL AGREEMENTS, OUR RIGHTS PLAN AND PROVISIONS OF PENNSYLVANIA LAW COULD DETER TAKEOVER ATTEMPTS.

        Blank check preferred stock. Our board of directors has the authority to issue up to 700,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the holders of our common stock. The rights of the holders of any preferred stock that may be issued in the future may adversely affect the rights of the holders of our common stock. The issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change of control. Such preferred stock may have other rights, including economic rights, senior to our common stock, and as a result, the issuance of the preferred stock could limit the price that investors might be willing to pay in the future for shares of our common stock and could have a material adverse effect on the market value of our common stock.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES


        Pennsylvania law. We are a Pennsylvania corporation. Anti-takeover provisions of Pennsylvania law could make it difficult for a third party to acquire control of us, even if such change of control would be beneficial to our shareholders.

        OUR STOCK PRICE IS EXTREMELY VOLATILE. The stock market has recently experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock has been highly volatile and is likely to continue to be volatile. The future trading price for our common stock will depend on a number of factors, including:

        - variations in our annual or quarterly financial results or those of our competitors;

        - general economic conditions, in particular, the technology service sector;

        - the volume of activity for our common stock is minimal and therefore a large number of shares placed for sale or purchase could increase its volatility;

        -      our ability to effectively manage our business;

        -      expected or announced relationships with other companies;

        - announcements of technological advances innovations or new products by us or our competitors;

        -      patents or other proprietary rights or patent litigation; and

        -      product liability or warranty litigation.

        We cannot be certain that the market price of our common stock will not experience significant fluctuations in the future, including fluctuations that are adverse and unrelated to our performance.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk primarily through its short-term investments. The Company's investment policy calls for investment in short-term, low risk instruments. As of September 30, 2000, short-term investments (principally treasury bills) were $21.2 million. Due to the nature of these investments, any decrease in rates would not have a material impact on the Company's financial condition and results of operations.

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On September 26, 2000, an annual meeting of shareholders of the Company was held at which directors were elected to serve until their successors shall have been elected and shall have qualified. The appointment of the Company's outside auditors for the year ending December 31, 2000 was also ratified. The voting results were as follows:


                                                    For        Against     Abstain
Election of directors
  Harry I. Freund                                17,058,436            -    685,522
  Jay S. Goldsmith                               17,058,436            -    685,522
  Clifford B. Cohn                               17,656,386            -     87,572
  Jan-Erik Rottinghuis                           17,657,786            -     86,172
  L.G. Schafran                                  17,656,386            -     87,572
  Hatim A. Tyabji                                17,657,786            -     86,172


Ratification of auditors                         17,698,321       33,720     11,917


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



                                        PUBLICARD, INC.
                                        (Registrant)



Date: November 14, 2000                  /s/ Jan-Erik Rottinghuis
                                        Jan-Erik Rottinghuis, President
                                        and Chief Executive Officer

                                        /s/ Antonio L. DeLise
                                        Antonio L. DeLise, Chief Financial
                                        Officer, Secretary and Principal
                                        Accounting Officer