Form 10-K
period 2000-12-31
PUBLICARD INC
filed 2001-03-30
CIK 81050

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                -----------------
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

AS OF MARCH 1, 2001, THE AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $35,225,000.

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 1, 2001: 24,237,402

                       Documents Incorporated By Reference

PART III, ITEMS 10, 11, 12 AND 13, ARE INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED PURSUANT TO REGULATION 14A FOR THE 2001 ANNUAL MEETING OF SHAREHOLDERS.

                                     PART I

        This Form 10-K contains forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of PubliCARD, Inc., ("PubliCARD" or the "Company") preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," "intends," "plans" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. You should understand that such statements made under "Factors That May Affect Future Results" and elsewhere in this document could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements.

ITEM 1. BUSINESS

         PubliCARD, through its Infineer subsidiaries, is a smart card technology company which provides infrastructure products and solutions to facilitate secure access and transactions. The Company's products and solutions include integrated circuits, smart card readers and software systems. PubliCARD sells its products and solutions to customers for deployment in enterprise and on-line security, and transactions management applications.

         For enterprise and on-line security customers, PubliCARD designs and develops smart card readers and the integrated circuits within readers. The readers facilitate access control to PCs, networks and the Internet, as well as, secure Internet transactions by enabling the use of cryptographic and other security applications. PubliCARD sells smart card readers directly to solution providers and distributors and integrated circuits directly to original equipment manufacturers ("OEMs") of smart card enabled keyboards, cable set-top boxes, and Internet appliances. The integrated circuits sold directly to OEMs drive the embedded reader within their product and serve as the interface between smart cards and the applications within the OEM's product.

         For transaction management customers, PubliCARD designs and develops smart card software and hardware solutions for closed environments. This market includes institutions such as corporate campuses, secondary schools and universities. PubliCARD's ChipNet solution focuses on delivering a multi-functional platform to control access to and payment for a wide variety of applications using a single smart card. The solution has been designed to accommodate integration with a range of third party technologies. The educational, government and corporate sectors all continue to move toward the more functional and broader applications that a smart card solution can provide over the traditional methods. PubliCARD sells its transaction solutions to value-added resellers and distributors, and directly to end-users.

         In addition to designing and integrating smart card technology that enables electronic transactions for closed environments, PubliCARD also develops integrated circuits and smart card readers that enable Internet purchases and payments, value transfers and other transactions in an open environment. As smart card payment, transfer and storage standards become more unified and widely embraced, the growth in electronic transactions within an open environment is expected to present significant opportunities.

         In May of 2000, PubliCARD unveiled its new corporate brand of Infineer(TM) bringing together its subsidiaries located in Northern Ireland and the United States under a single focus in an effort to capitalize on its core competencies and growth opportunities in smart card technology. In addition to branding the Company's products and solutions under the Infineer brand, the Company's operating companies are also conducting business under the Infineer name.

INDUSTRY

         Security and privacy are primary concerns of the ever growing information economy. International Data Corporation estimates the daily number of messages carried on the Internet will increase to 6.6 billion by 2001. The Gartner Group forecasts that the value of Internet business-to-business transactions will grow from $145 billion in 1999 to over $7 trillion by 2004. This level of growth will only occur as long as consumers, businesses, governments and other organizations are confident that their network, Internet and broadband information exchanges and transactions are secure from unauthorized intrusion, usage, sabotage and theft. To effectively address the growing need for greater enterprise and on-line security, individuals and organizations are turning to smart card technology. Through its central processing and memory capabilities, smart card technology enables cryptographic communications, authentication and other applications that permit secure data access, information exchange and electronic transactions within network, Internet and broadband environments.

         A smart card is similar in appearance to a traditional credit card, but unlike a traditional credit card, stores information on an integrated circuit chip embedded within the card, rather than on a magnetic stripe on the surface. While a typical magnetic stripe card stores approximately 212 bytes of information, generally consisting of a user's name, account and personal identification number, a smart card can store 64 kilobytes or more of information, which is 300 times that of a traditional magnetic stripe credit card. Additionally, the integrated circuit within a smart card serves as a central processing unit which, combined with its memory capacity, facilitates the use of encryption applications which secure data and value exchanges within networks, the Internet and broadband. Smart cards also permit bi-directional authentication in which the smart card can authenticate the validity of the intended party or device prior to exchanging information or value.

         The rollout of smart card technology started in the telecommunication sector, specifically to facilitate the use of public payphones (replacing coins) and mobile phones (Subscriber Identification Modules). Out of the 2 billion smart cards issued in 2000, half of them were issued in this sector. The success of smart card technology in this sector demonstrates the security and adaptability of the technology and evidences that smart cards are a unique media to store, transport, process personal information, access keys and other information.

         Building on this success, smart card technology is now being widely deployed in other market sectors, including the security and transaction management sectors. In the security sector, smart card technology is being used to authenticate and secure access to physical premises, PCs, networks, virtual private networks ("VPNs"), and the Internet, and through cryptography, facilitate secure email, electronic document and information exchanges, e-commerce transactions/payments and other Internet and broadband applications. In the transaction management sector, smart card technology is being used within a variety of closed system environments. For example, smart card technology is being used in the banking sector to secure payment transactions (debit, credit, e-purse) in physical and virtual worlds and in the transportation sector to replace "tickets," thereby speeding up the ticketing process and making it more efficient. Other closed environments such as corporate or educational campuses are using smart card technology to resolve a mix of both security and transactions needs including purchase and payment transactions, virtual tickets, identification, authentication and access.

         Demand for smart card solutions are being further driven by governments, financial institutions and Microsoft's .Net initiative. The U.S. Government Paperwork Elimination Act of 1995 requires that all federal agencies offer electronic exchange of mandatory data by October 2003. At the end of this period, the government must have the infrastructure in place to process up to 61 billion annual electronic filings by citizens and the business sector. These filings do not include state and local governments electronic filing requirements, or government-to-government information and value exchanges.

         The United States Postal Service ("USPS") has assumed the lead role on behalf of the Federal government in designing, developing and implementing a standard infrastructure to achieve the requirements of the Paperwork Elimination Act. In this role, the USPS has developed the NetPost.Certified ("NPC") program which will serve as the primary electronic channel utilized by Federal agencies and other governmental units to effect electronic reporting, filing, information exchange and transactions.

         The NPC program utilizes the Cryptographic Key Management(TM) ("CKM") system developed by TecSec, Incorporated ("TecSec"). This system complements the public key infrastructure ("PKI") and provides client-based object-level encryption while enabling a role-based access environment. Combined with PKI technology, the CKM system effects heightened security by adding additional key management levels. CKM also permits the customization of access and a "one-to-many" multi-casting environment based upon a person's role in an organization. CKM operates in conjunction with a smart card infrastructure. PubliCARD is providing smart card readers for the NPC and other CKM initiatives of TecSec.

         The European Commission ("EC") is also supporting the adoption of smart card technology in their continuing efforts to create a more efficient and competitive economy within the European community. Through the eEurope program, the EC is sponsoring programs to standardize smart card infrastructure devices and harmonize system platforms. Such programs support new smart card initiatives such as national identity cards in Finland and automation of mass transportation systems in Rome, Berlin and London.

         Smart card technology is rapidly becoming a key facilitator of financial transactions. The financial and banking community in Asia and Europe is using smart card technology to support credit, debit and e-purse cards (cards that store cash values), multi-application services and services dealing with coupons and/or tickets. Several large US financial institutions, including American Express, MasterCard and Visa International, have introduced smart cards as part of their financial cards systems. The American Express Blue Card currently offers two applications: extra security when shopping online using a PC smart card reader, and a ticketing application that verifies a Cardmember's ticket order. American Express uses a multi-application operating system and plans to add other applications to the card. Visa's multiple application strategy provides applications that add value to Visa's core credit and debit payment products. A key component to this strategy is Visa's use of Open Platform technology. This technology permits downloading new applications to the chip without having to reissue the card.

         Microsoft's ".Net" initiative seeks to significantly, but securely, enhance the availability of information regardless of a user's location, device type or operating system. This initiative is expected to have a pervasive impact on how users will utilize the Internet in the future. For purposes of fostering secured Internet usage, the .Net initiative is designed to utilize smart card technology.

ENTERPRISE AND ON-LINE SECURITY

         According to the Computer Security Institute, in the year 2000, network attacks on U.S. companies, government agencies, banks, and universities were up 41% over 1999. It is estimated that losses associated with the "I love you" virus exceeded $6 billion. Further, the Federal Bureau of Investigation estimates losses from e-crime at $10 billion per year.

         For the purpose of securing computer networks, Frost & Sullivan predicts that 100 million smart cards will be in circulation by 2004. Smart card technology permits access to information via the Internet or private networks but restricts access to only authorized users. Smart card technology facilitates a secure and restricted access that can identify the authorized user while retrieving, storing and sending encrypted data. Smart cards have significant advantages over the traditional security methods as the smart card itself is portable or detachable from the personal computer or network, further ensuring the security of such information. Therefore, in the time period of detachment the smart card and/or the computer network is not subject to unauthorized access. The portability and encryption features of smart cards make the value, password or sensitive information stored on the card less susceptible to unauthorized intrusion and theft. This portability also permits the user to securely access a network from any remote location, thereby, combining greater flexibility with high levels of security.

         The Company, through a strategic relationship with TecSec, provides the smart card reader infrastructure solution to the USPS new NPC service. The NPC service, announced in January 2001 by the USPS, represents the smart card based electronic equivalent of certified mail. The NPC service offers significant advantages in terms of security, delivery speed and cost relative to traditional certified mail. NPC, through TecSec's CKM system, uses smart cards as a method of authenticating the sender and the agency receiver of files. With many billions of filings each year for which secure handling is legally mandated, U.S. government agencies represent a very large opportunity for the NPC service. PubliCARD developed its smart card reader solutions to meet the specific demand for secure communications in large distributed network environments.

         In February 2001, the Health Care Financing Administration announced that it will be using NPC in a pilot project for the secure electronic filing of patient information for its Medicare filings. The initial pilot is expected to involve over 4,000 facilities. Upon a successful implementation of this pilot, a broad distribution of NPC is anticipated. This pilot will incorporate PubliCARD's smart card readers.

         In 2001, PubliCARD will ship its smart card readers for VPN's developed by SafeNet Incorporated ("SafeNet"). The Company's smart card technology will provide a portable method of authenticating the sender and receiver as well as encrypting messages so that private communications can be sent via the Internet and other shared networks. SafeNet, a provider of VPN technology for secure business communications over the Internet, develops, deploys and manages network security systems for financial institutions and government organizations.

         The Federal Communications Commission has adopted rules to implement digital television with the intended effect of promoting rapid conversion to and implementation of digital television. With the advent of digital television, content providers and multi-system operators ("MSOs") will now be able to offer and deliver high resolution, high quality video images and also provide a broad range of private content and ancillary services, including web browsing, video on demand and interactive television.

         As these ancillary services are being offered, security and privacy will be critical issues to all parties involved including the content provider, the MSO and the consumer. Content providers want their content protected, MSOs want access to the content controlled, and consumers want easy access to the services, as well as privacy to how their usage will be monitored.

         PubliCARD currently supplies application specific integrated circuits ("ASICs") to Motorola's General Instruments, an OEM of television set-top boxes. These ASICs permit General Instruments to incorporate smart card readers into its set-top boxes. PubliCARD's ASICs drive and manage these smart card readers by reading the chip embedded in the card and permitting the stored data to access the proper application.

         Smart card readers for desk-top computers traditionally have been supplied as a peripheral device connected to either a PC or keyboard. The trend is rapidly shifting to eliminate desktop clutter and security risks by placing the reader within the keyboard. The fully integrated smart card reader keyboard provides an efficient and secure platform from which to enact smart card transactions. PubliCARD is capitalizing on this emerging trend through its recent development of an integrated circuit that combines the keyboard controller, smart card interface, and universal serial bus ("USB") hub into a single chip. PubliCARD will begin shipments of its smart card keyboard integrated circuit to Dallant Bank/KDE in conjunction with a smart card project in Korea.

TRANSACTION MANAGEMENT

         The use of smart card technology is especially well suited for managing transactions in closed environment solutions that restrict access and manage payments through the use of smart cards. In closed environments, smart cards are used to control access to physical premises, process payments and provide portable network security in addition to supporting other e-commerce applications such as the purchasing of tickets electronically. The educational, government and corporate sectors all continue to provide growth opportunities as these institutions move toward the more functional and broader applications that a smart card solution can provide over other traditional methods. Smart card solutions offer a greater level of flexibility and permit development of customer specific applications that cannot be offered by traditional method of providing closed environment security such as the magnetic stripe.

         With the increase use and acceptance of smart cards and the related technologies world wide, there are numerous applications to use smart card technology in a variety of e-commerce infrastructure platforms. PubliCARD's product technology includes integrated circuits, which facilitate integration with a range of smart card chip set platforms. PubliCARD has developed a client-server based software solution for closed campus proprietary card users worldwide in the form of its ChipNet smart card driven campus card solution. Focused on delivering multi-functionality around a single card supporting a wide range of third party technologies, ChipNet is now installed in over 250 locations worldwide on a range of educational, government, commercial and corporate environments.

         Smart card technology is also facilitating transaction management in open environments through open-standards-based infrastructure. Europay, Mastercard, and Visa, known collectively as EMV, have developed a certification process to ensure an open-standards-based infrastructure in the deployment of smart cards for secure financial transactions. The EMV infrastructure is based on a common set of technical specifications derived from standards set by the International Organization for Standardization for integrated circuit cards and related devices for the payment industry. Visa, in conjunction with Europay and MasterCard, formed EMV, working jointly to develop industry-wide chip card specifications to ensure that all chip cards would operate in all chip-reading terminals, regardless of location, financial institution or manufacturer.

         PubliCARD's smart card technology is designed to be compliant with EMV. The smart card reader line is fully compliant with EMV and can be used for transaction solutions. The Integrated circuit devices (such as the USB hub, keyboard controller and smart card chip) are fully compliant with EMV, and can be used for financial transactions as well. PubliCARD has also developed software solutions including applications and middleware, which can be utilized in the development of transaction solutions including financial transactions, multi-applications on a single card, and interfacing of PC based applications to multiple cards.

STRATEGY

BACKGROUND

         PubliCARD established its presence within the smart card industry through a series of acquisitions:

o In February 1998, PubliCARD acquired, through a joint venture arrangement in Greenwald Intellicard, Inc. ("Greenwald Intellicard"), the assets and intellectual property of Intellicard Systems, Ltd. Greenwald Intellicard provided smart cards, smart card readers, value transfer stations, card management software and machine interface boards for the commercial laundry appliance industry. PubliCARD initially owned 50% of Greenwald Intellicard, and acquired the remaining 50% in February 1999 and February 2000.

o        In November 1998, PubliCARD acquired Tritheim Technologies, Inc.
         ("Tritheim"), which develops conditional access and security products for, computers and the electronic information and the digital video broadcast ("DVB") industry. In May of 2000, the Company changed the name of its Tritheim subsidiary to Infineer, Inc as part of its re-branding effort.

o In February 1999, PubliCARD acquired Amazing! Smart Card Technologies, Inc. ("Amazing"), a developer of consumer smart card solutions and a manufacturer of customized smart cards.

o        In February 1999, PubliCARD acquired Greystone Peripherals, Inc.
         ("Greystone"), a developer of hard disk duplicators.

o In November 1999, PubliCARD acquired Absec Limited ("Absec"), a designer of closed environment solutions, including small value electronic cash systems and database management solutions. In May of 2000, the Company changed the name of its Absec subsidiary to Infineer, Ltd. as part of its re-branding effort.

         While PubliCARD developed a number of successful smart card products and solutions, its operations were fragmented throughout a variety of markets. PubliCARD's Board of Directors, together with its management team, determined to integrate its operations and focus on a single market in which:

o        high growth potential exists;

o        PubliCARD has established relationships;

o        PubliCARD has already deployed products and gained credibility; and

o        PubliCARD possesses core technologies and competencies.

         PubliCARD determined that it could leverage its existing smart card technology for deployment in the rapidly growing enterprise and on-line security, and transaction management market sectors, which PubliCARD had already penetrated and which it believed exhibited each of the characteristics identified above. To effect this new business strategy, in March 2000, the Company's Board of Directors adopted a plan to dispose of the operations of the Company's Greenwald Industries Inc. ("Greenwald"), Greenwald Intellicard, Greystone and Amazing subsidiaries. These subsidiaries design, manufacture and distribute mechanical and smart card laundry solutions, hard disk duplicators and smart cards.

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

         In December 2000, the Company acquired a 3.5% ownership interest in TecSec for $5.0 million. TecSec, a Virginia company, develops and markets smart card-based encryption products and solutions, which will enable the next generation information security for the enterprise, multi-enterprise e-business and other markets.

CURRENT STRATEGY

         PubliCARD's objective is to utilize our core competency in smart card technology, as well as our wide-ranging expertise in interfacing and connectivity such as USB, Personal Computer Memory Card Interface Association ("PCMCIA"), and Institute of Electrical Engineers Standards Body ("IEEE1394"), to meet the growing demand for secure access to digital information and networks. We believe we are well positioned to capitalize on the growth in enterprise and on-line security, and transaction management. Key elements of our strategy include the following:

o LEVERAGE TECHNOLOGY BASE. We have developed extensive expertise and intellectual property in smart card technologies, interfacing and connectivity technologies (USB, PCMCIA, and IEEE1394), enterprise and on-line security, and electronic transaction management. We intend to leverage this expertise to provide products that can be utilized to develop the infrastructure to expand smart card usage, while incorporating complete product solutions to achieve increased market share. We intend to continue to provide products that can operate across a variety of hardware and software environments, while expanding into new product applications and integrating new technologies as they become available.

o EXPAND STRATEGIC INDUSTRY RELATIONSHIPS. We have formed strategic relationships with a number of key industry players such as TecSec, SafeNet and Atmel. These relationships provide us with access to leading edge technology, marketing and sales leverage and access to key customers and accounts. We intend to continue to leverage these relationships and to identify additional key industry players with which to form strategic relationships.

o SUPPORT STANDARDS SETTING ORGANIZATIONS. We intend to continue to participate in the standards setting activities for the industries we address. We are members of industries associated with smart card technology, PCMCIA, USB, OpenCable, and DVB. Our smart card reader products are compliant with the RSA public key cryptographic system number 11, or PKCS #11 standard (a commonly used standard for encrypting and decrypting digital information). We intend to maintain an active role in standards setting groups in our market segments to continue to have our technologies adopted as standards where appropriate and to keep apprised of technological advancements as they are developed.

o LEVERAGE COMPLEMENTARY TECHNOLOGIES, PRODUCTS AND COMPANIES. We believe we can expand our total product offering, technologies and market position by acquiring or licensing complementary technologies and products and by partnering with companies engaged in complementary businesses. We intend to continue to form relationships, which will provide a "complete" solution to the marketplace.

PUBLICARD PRODUCTS AND SOLUTIONS

         PubliCARD's smart card solutions provide a portable security system that can reliably identify users in order to prevent unauthorized access to information and resources. PubliCARD has developed a number of smart card solutions to provide conditional access and security for a variety of markets. PubliCARD believes that its existing smart card technology, together with its products under development, provide an easy, flexible and cost-effective way to achieve the key benefits of highly secure, authenticated transactions. PubliCARD's conditional access, security and payment system products include the following:

o INTEGRATED CIRCUITS. PubliCARD's chip line provides solutions for adding smart card support to a variety of OEM products such as cable set-top boxes, Internet appliances, personal computers, keyboards, and ATMs. PubliCARD's chips are manufactured by contract manufacturers.

         PubliCARD's TSB2598 solutions drive the smart card reader in any smart card accepting device, enabling any smart card application (Microsoft PC/SC) and payment transactions (EMV standard) to take place. Such devices include smart card readers, either stand-alone or embedded into other devices. An example of an embedded reader is the interactive smart card slot in set-top boxes. PubliCARD currently is supplying chips to Motorola's General Instruments, the leading OEM of television set-top boxes, which permit General Instruments to incorporate smart card readers into its set-top boxes. PubliCARD's chips drive and manage these smart card readers by reading the chip embedded in the card and permitting the stored data to access the proper application.

         PubliCARD's keyboard chip incorporates multiple chip set functionality into a single integrated circuit board. PubliCARD's technology allows for a smart card integrated circuit to interface with a keyboard controller and a USB hub. The new TSB2750 chip allows for significant cost savings and broad functionality while meeting the interoperability standards developed by EMV.

o SMART CARD READER SOLUTIONS. PubliCARD develops intelligent smart card readers designed for electronic commerce, financial services, access control, security, and a variety of other applications. PubliCARD offers a PCMCIA reader as well as desktop solutions with either a serial or USB interface. The Company's smart card readers maintain full certification with Microsoft PC/SC standards and with Windows operating systems. In addition, the smart card readers are compliant with most banking and regulatory standards.

o CHIPNET. PubliCARD provides transaction solutions to facilitate smart card based payment for a wide variety of services typically found on both corporate and education sites. Implementing a cashless system has many benefits including improved cash flow, enhanced service levels and superior management information. The ChipNet solution comprises hardware and software which defines user specific access rights to a variety of applications typically provided in closed campus environments and facilitates smart card based payment for them. The solution is based upon a robust database management platform that provides site administrators with up-to-date detailed information on card and equipment usage. ChipNet has been designed to accommodate easy integration with third party technologies where required.

o SMARTCOMMERCE. This software solution supports the bi-directional transport of value. The application was designed originally to manage payment transactions using major credit cards that use chip technology. PubliCARD is currently developing SmartCOMMERCE for the broadband market to enable electronic commerce transactions and deployment of smart card applications through set-top boxes and other interactive devices. Examples of potential smart card applications beneficial to subscribers include receiving valuable coupon offerings and loyalty points, securing online payments, or purchasing tickets -- all from their set-top box. PubliCARD intends to market SmartCOMMERCE to set-top box and personal computer OEMs as well as cable operators.

SALES AND MARKETING

         PubliCARD sells and distributes its products through a broad range of distribution channels, including value-added resellers, value-added distributors and other distributors. PubliCARD also sells and distributes its products directly to OEMs and end-users through its direct sales force and independent sales representatives.

         PubliCARD uses a combination of full-time employee sales personnel and sales representatives to optimize market potential and geographic coverage. PubliCARD has approximately 17 employees directly engaged in the sale and distribution of its products in the United States and 23 employees in Europe. PubliCARD is also represented by independent sales representative agencies.

         In support of its sales strategies, PubliCARD also makes use of direct mail campaigns to its customer databases, advertising in targeted trade media and at trade shows and conferences.

         PubliCARD intends to continue to form strategic relationships with a number of key industry players to provide it with access to leading edge technology, marketing and sales leverage and access to key customers and accounts.

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

         PubliCARD's product development is organized to quickly bring products from concept to product introduction, and has developed partnerships to design, develop and manufacture quality product while bringing the product to market in a greatly reduced development life cycle. PubliCARD's future success will depend upon its ability to develop and to introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results -- Our future success depends on our ability to keep pace with technological changes and introduce new products in a timely manner."

COMPETITION

         Competition in the markets in which PubliCARD operates is intense and is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. To maintain and improve its competitive position, PubliCARD must continue to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. The principal competitive factors affecting the market for PubliCARD's technology products are the product's technical characteristics and price, customer service and competitor reputation, as well as competitor reputation positioning and resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- The highly competitive markets in which we operate could have a material adverse effect on our business and operating results." PubliCARD will be required to continue to respond promptly and effectively to the challenges of technological changes and its competitors' innovations.

         The market for smart card technology solutions is new, intensely competitive and rapidly evolving. PubliCARD expects competition to continue to increase both from existing competitors and new market entrants. PubliCARD's primary competition currently comes from or is anticipated to come from:

         o companies offering payment solutions, including Trintech and VeriFone;

         o companies offering smart card technology solutions, including Gemplus, Philips and SCM Microsystems; and

         o companies offering closed environment solutions, including small value electronic cash systems and database management solutions, such as Girovend, MARS, Diebold, CyberMark and Schlumberger.

         Many of PubliCARD's current and potential competitors have longer operating histories and significantly greater financial, technical, sales, customer support, marketing and other resources, as well as greater name recognition and a larger installed base of their products and technologies than PubliCARD. Many of these companies have broader customer relationships that could be leveraged, including relationships with many of PubliCARD's customers. These companies also have more established customer support and professional services organizations than PubliCARD does. In addition, a number of companies with significantly greater resources than PubliCARD could attempt to increase their presence in the marketplace by acquiring or forming strategic alliances with competitors of PubliCARD, resulting in increased competition.

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

         PubliCARD expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the smart card market grows. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require PubliCARD to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to PubliCARD or at all. In the event of a successful claim of product infringement against PubliCARD and failure or inability of PubliCARD to develop non-infringing technology or license the infringed or similar technology, PubliCARD's business, financial condition and results of operations could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Our proprietary technology is difficult to protect and may infringe on the intellectual proprietary rights of third parties."

EMPLOYEES

     As of March 1, 2001, PubliCARD had approximately 105 employees, of which 40 are involved in sales and marketing, 22 in product development, 18 in manufacturing and 25 in administration.

SEGMENT INFORMATION

         As a result of the disposition of certain operations and because the Company predominantly operates in one industry, that being the deployment of smart card solutions to facilitate secure access and transactions, the Company reports as a single segment. Sales by geographical areas for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                         2000             1999             1998
                                       --------         --------         --------
United States                          $  1,160         $  1,245         $      3
Europe                                    4,029              614               --
Far East                                    126               37               --
Rest of World                               228               34               --
                                       --------         --------         --------
                                       $  5,543         $  1,930         $      3
                                       ========         ========         ========

         The Company has operations in the United States and United Kingdom. Identifiable assets by country as of December 31, 2000 and 1999 are as follows (in thousands):

                                         2000             1999
                                        ------           ------
United States                           $ 25,547         $ 30,804
United Kingdom                             2,866            3,176
                                        --------         --------
                                        $ 28,413         $ 33,980
                                        ========         ========

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 HEREIN)

         The following table sets forth information about the executive officers of the Company as of March 1, 2001. The business address of each executive officer is the address of the Company, 620 Fifth Avenue, New York, New York 10020.

        Name                              Age              Office and Position
        ----                              ---              -------------------
        Harry I. Freund                   61               Director, Chairman of the Board
                                                           and Chairman

        Jay S. Goldsmith                  57               Director, Vice Chairman of the
                                                           Board and Vice Chairman

        Jan-Erik Rottinghuis              53               President, Chief Executive
                                                           Officer and Director

        Antonio L. DeLise                 39               Vice President, Chief Financial
                                                           Officer and Secretary

        William Volmuth                   37               Vice President, Chief
                                                           Technology Officer

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

         Mr. Volmuth joined the Company in September 1999 and assumed the role of Chief Technology Officer in August 2000. Prior to joining the Company, from August 1996 to September 1999, Mr. Volmuth was vice president of sales and marketing at TeCom, a subsidiary of TECO energy, specializing in the development and distribution of software systems for the energy information sector. Prior to TeCom, Mr. Volmuth held various engineering and product management positions with Westinghouse Electric Corporation.

ITEM 2. PROPERTIES

         The Company leases the following facilities used in connection with its business operations:

                                                                     LEASE            SQUARE
    PREMISES                          PURPOSE                     EXPIRATION         FOOTAGE
    --------                          -------                     ----------         -------
New York, NY              Executive offices for PubliCARD            2004             4,500

Tarpon Springs, FL        Office space                               2002            10,000

Tarpon Springs, FL        Storage space                              2001             2,500

Bangor, Northern          Office and manufacturing                   2008            12,000
Ireland

      We believe our existing facilities are adequate for our needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


(a) PubliCARD's common stock has been traded on the Nasdaq National Market under the symbol "CARD" since December 22, 1998. The following table sets forth the high and low closing sale prices of PubliCARD's common stock, as reported by the Nasdaq National Market, for the calendar periods indicated (in dollars):

2000                                                HIGH            LOW
                                                    ----            ---
First Quarter                                      14 3/4            5

Second Quarter                                      9 1/8          2 5/8

Third Quarter                                       3 5/8          1 3/4

Fourth Quarter                                      4 1/4          1 1/8

1999

First Quarter                                        14            9 1/4

Second Quarter                                     15 1/2          8 7/8

Third Quarter                                      9 11/16         6 1/4

Fourth Quarter                                        9           5 11/16

(b) There were approximately 2,500 registered holders of record of common stock of the Company as of March 1, 2001.

(c) The Company did not pay dividends on its common stock during the prior five fiscal years and does not anticipate paying dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES.

         On December 6, 2000, the Company completed the private placement of 525,000 shares of common stock and 790 shares of Class A Preferred Stock, Second Series ("Class A Preferred Stock"), a newly designated series of convertible preferred stock, resulting in aggregate proceeds of $5.0 million to PubliCARD. The securities were sold to institutional investors and other accredited investors in the U.S. and Europe. Each share of Class A Preferred Stock is convertible into 2,500 shares of common stock. Therefore, the shares of common stock issued plus the shares of common stock issuable upon conversion of the Class A Preferred Stock aggregate 2.5 million shares. The proceeds from the private placement were used to acquire a 3.5% ownership interest in TecSec. The Company registered the shares of common stock issued and the shares of common stock underlying the Class A Preferred Stock for resale under the Securities Act through a registration statement on Form S-3, which became effective on January 22, 2001.

         In connection with the December 2000 private placement, the Company issued 100 rights equally to the participants in the private placement. These rights entitle the participating holders of common stock and Class A Preferred stock to receive an aggregate of ten percent of any increase in value of the TecSec investment realized by the Company. See Note 3 to the Company's Consolidated Financial Statements for details regarding the Company's investment in TecSec.

         On July 17, 2000 and October 16, 2000, the Company issued 60,000 and 55,000 shares of common stock, respectively, to the Publicker Industries Inc. Retirement Income Plan pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act") in respect of a $365,000 required contribution to that Plan. The Company registered the shares issued to such Plan for resale under the Securities Act through a registration statement on Form S-3, which became effective on January 22, 2001.

         On February 29, 2000, the Company issued 66,333 shares of common stock for the remaining 35% interest in Greenwald Intellicard not already owned by the Company. The Company registered the shares issued for resale under the Securities Act through a registration statement on Form S-3, which became effective on April 12, 2000.

         On January 4, 2000, the Company issued 32,500 shares of common stock to a former employee as part of the separation agreement dated December 3, 1999. The Company registered the shares issued for resale under the Securities Act through a registration statement on Form S-3, which became effective on April 12, 2000.

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

         On October 14, 1999, the Company issued 18,000 shares of common stock to the Publicker Industries Inc. Retirement Income Plan pursuant to Regulation D under the Securities Act in respect of a $144,000 required contribution to that Plan. The Company registered the shares issued to such Plan for resale under the Securities Act through a registration statement on Form S-3, which became effective on November 10, 1999.

         On October 6, 1999, the Company completed the offer and sale of 3,269,500 shares of its common stock at a price of $5.91 per share in cash, for aggregate cash consideration of $19.2 million. Of the shares issued and sold in this private placement, 2,300,000 shares of common stock were sold for aggregate consideration of approximately $13.5 million to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Such non-U.S. persons made certain representations to the Company regarding their status and actions necessary to comply with Regulation S. The remaining 969,500 shares of common stock were issued and sold in this private placement for aggregate consideration of approximately $5.7 million pursuant to Regulation D under the Securities Act. The proceeds of this private placement are being used to finance the development and marketing of the Company's products. The Company registered the shares issued and sold pursuant to this private placement under the Securities Act through a registration statement on Form S-3, which became effective October 5, 1999.

         In June 1999, the Company issued 25,000 shares of common stock plus $75,000 to acquire certain intellectual property rights from Passky LLC. The Company registered the shares issued for resale under the Securities Act through a registration statement on Form S-1, which became effective on July 21, 1999, and was subsequently amended by a registration statement on Form S-3, which became effective on August 24, 1999.

         On February 22, 1999, the Company issued 746,401 shares of common stock for 100% of the common stock of Greystone. The Company also issued 132,388 options to purchase common stock to certain employees of Greystone. These options have exercise prices between $2.50 and $10.75 per share. The Company registered the shares issued for resale under the Securities Act through a registration statement on Form S-1, which became effective on July 21, 1999, and was subsequently amended by a registration statement on Form S-3, which became effective on August 24, 1999.

         On February 11, 1999, the Company issued 350,000 shares of common stock for 100% of the common stock of Amazing. In addition, the Company issued 457,503 options to purchase common stock to certain employees of Amazing. These options have exercise prices between $1.12 and $10.10 per share. The Company registered the shares issued for resale under the Securities Act through a registration statement on

Form S-1, which became effective on July 21, 1999, and was subsequently amended by a registration statement on Form S-3, which became effective on August 24, 1999.

         On November 23, 1998, the Company completed the offer and sale of 2,059,000 shares of its common stock at a price of $5.00 per share in cash, for aggregate cash consideration of $10,295,000. Of the shares issued and sole in this private placement, 560,000 shares of common stock were sold for aggregate consideration of $2,800,000 to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act. Such non-U.S. persons made certain representations to the Company regarding their status and actions necessary to comply with Regulation S. The remaining 1,499,000 shares of common stock were issued and sold in this private placement for aggregate consideration of $7,495,000 pursuant to Regulation D under the Securities Act. The Company registered the shares issued in such private placement for resale under the Securities Act through a registration statement on Form S-1, which became effective on July 21, 1999, and was subsequently amended by a registration statement on Form S-3, which became effective on August 24, 1999.

         On November 24, 1998, the Company issued 1,495,037 shares of common stock for 100% of the common stock of Tritheim. In addition, options to purchase 354,616 shares of Tritheim common stock outstanding immediately prior to the closing of the acquisition were converted to options to purchase 83,270 shares of common stock of the Company with an exercise price of $2.00 per share. These options are exercisable for five years beginning on November 24, 1998. Furthermore, the Company issued options to purchase 250,000 shares of its common stock to all of the Tritheim salaried employees. These options have an exercise price of $2.00 per share and will be exercisable from November 24, 2001 through November 24, 2006. The Company registered the shares issued for resale under the Securities Act through a registration statement on Form S-1, which became effective on July 21, 1999, and was subsequently amended by a registration statement on Form S-3, which became effective on August 24, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data of the Company presented below for the five year period ended December 31, 2000 have been derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.

                                                            Year Ended December 31
                                       ----------------------------------------------------------------
                                         2000          1999          1998          1997          1996
                                       --------      --------      --------      --------      --------
                                                   (in thousands, except per share amounts)
STATEMENT OF INCOME DATA:
Net sales                              $  5,543      $  1,930      $      3      $     --      $     --
Cost of sales                             2,913           978             7            --            --
                                       --------      --------      --------      --------      --------
     Gross margin                         2,630           952            (4)           --            --
                                       --------      --------      --------      --------      --------
Operating expenses:
     General and administrative           6,664         5,713         3,694         3,570         4,866
     Sales and marketing                  7,562         2,862            21            --            --
     Product development                  4,364         1,318            53            --            --
     In-process research and
         development                         --            --         2,800            --            --
     Stock compensation expense           1,116         2,759           145            --            --
     Goodwill amortization                2,638         1,749           128            --            --
     Severance and other special
         charges                             --         1,895            --           768            --
                                       --------      --------      --------      --------      --------
                                         22,344        16,296         6,841         4,338         4,866
                                       --------      --------      --------      --------      --------
     Loss from operations               (19,714)      (15,344)       (6,845)       (4,338)       (4,866)
                                       --------      --------      --------      --------      --------
Other income (expenses):
     Interest income                        936           561           528           667           476
     Interest expense                      (100)         (158)         (191)         (234)         (594)
     Cost of retirement benefits-
         non-operating                     (812)       (1,028)         (846)         (768)         (769)
     Other (expense) income                  15          (751)       (1,023)           31             9
                                       --------      --------      --------      --------      --------
                                             39        (1,376)       (1,532)         (304)         (878)
Loss from continuing operations
     before taxes                       (19,675)      (16,720)       (8,377)       (4,642)       (5,744)
Income tax benefit                           --            --            --            --         2,412
                                       --------      --------      --------      --------      --------
Loss from continuing
     operations                         (19,675)      (16,720)       (8,377)       (4,642)       (3,332)
Discontinued operations:
     Income (loss) from
         discontinued operations             --       (13,999)        2,302         2,954         1,544
     Gain (loss) on disposition of
         discontinued operations          4,275        (5,000)           --           609        12,783
                                       --------      --------      --------      --------      --------
Net income (loss)                      $(15,400)     $(35,719)     $ (6,075)     $ (1,079)     $ 10,995
                                       ========      ========      ========      ========      ========
Per common share:
     Continuing operations             $   (.84)     $   (.88)     $   (.61)     $   (.33)     $   (.22)
     Discontinued operations                .18         (1.00)          .17           .25           .94
                                       --------      --------      --------      --------      --------
                                       $   (.66)     $  (1.88)     $   (.44)     $   (.08)     $    .72
                                       ========      ========      ========      ========      ========

                                                            Year Ended December 31
                                       ----------------------------------------------------------------
                                         2000          1999          1998          1997          1996
                                       --------      --------      --------      --------      --------
                                                                (in thousands)
BALANCE SHEET DATA:
Working capital                        $ 13,168      $ 23,889      $ 23,420      $ 18,219      $ 22,071
Total assets                             37,179        45,488        36,875        23,130        27,544
Other non-current liabilities             6,010         6,674         7,689         9,043        10,057
Shareholders' equity                     23,578        30,399        21,917        10,873        13,996

No dividends on common shares have been declared or paid during the last five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contains forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of PubliCARD preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," "intends," "plans" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. You should understand that such statements made under "Factors That May Affect Future Results" and elsewhere in this document could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements.

OVERVIEW

         PubliCARD, through its Infineer subsidiaries, is a smart card technology company, which provides infrastructure products and solutions to facilitate secure access and transactions. The Company's products and solutions include integrated circuits, smart card readers and software systems. PubliCARD sells its products and solutions to customers for deployment in enterprise and on-line security and transactions management applications. In May of 2000, PubliCARD unveiled its new corporate brand of Infineer bringing together its subsidiaries located in Northern Ireland and the United States under a single focus in an effort to capitalize on its core competencies and growth opportunities in smart card technology.

         PubliCARD established its presence within the smart card industry through a series of acquisitions:

o In February 1998, PubliCARD acquired, through a joint venture arrangement in Greenwald Intellicard, the assets and intellectual property of Intellicard Systems, Ltd. Greenwald Intellicard provides smart cards, smart card readers, value transfer stations, card management software and machine interface boards for the commercial laundry appliance industry. PubliCARD initially owned 50% of Greenwald Intellicard, and acquired the remaining 50% in February 1999 and February 2000.

o In November 1998, PubliCARD acquired Tritheim which develops conditional access and security products for the software industry, computers and the electronic information and digital video broadcast, also known as DVB, industry.

o In February 1999, PubliCARD acquired Amazing a developer of consumer smart card solutions and a manufacturer of customized smart cards.

o In February 1999, PubliCARD acquired Greystone a developer of hard disk duplicators.

o In November 1999, PubliCARD acquired Absec a designer of closed environment solutions, including small value electronic cash systems and database management solutions. Through Absec, PubliCARD provides systems for closed populations to allow individual user access, unique rights and monitoring.

         While PubliCARD developed a number of successful smart card products and solutions, its operations were fragmented throughout a variety of markets. PubliCARD's Board of Directors, together with its management team, determined to integrate its operations and focus on a single market in which:

o        high growth potential exists;

o        PubliCARD has established relationships;

o        PubliCARD has already deployed products and gained credibility; and

o        PubliCARD possesses core technologies and competencies.

         PubliCARD determined that it could leverage its existing smart card technology for deployment in the rapidly growing enterprise and on-line security, and transaction management market sectors, which PubliCARD had already penetrated and which it believed exhibited each of the characteristics identified above. To effect this new business strategy, in March 2000, the Company's Board of Directors adopted a plan to dispose of the operations of the Company's Greenwald, Greenwald Intellicard, Greystone and Amazing subsidiaries. These subsidiaries design, manufacture and distribute mechanical and smart card laundry solutions, hard disk duplicators and smart cards.

         On June 29, 2000, the Company completed the sale of substantially all of the assets of Greenwald and Greenwald Intellicard to Eastern for $22.5 million in cash less $1.75 million held in escrow to secure the payment of certain indemnification obligations. As part of the transaction, Eastern assumed certain liabilities of Greenwald and Greenwald Intellicard, including certain contractual liabilities, accounts payable and accrued liabilities. The Company has substantially completed the wind-down of the operations of Amazing and Greystone including the sale of certain assets and the licensing of certain intellectual property.

         In December 2000, the Company acquired a 3.5% ownership interest in TecSec for $5.0 million. TecSec, a Virginia company, develops and markets smart card-based encryption products and solutions, which will enable the next generation information security for the enterprise, multi-enterprise e-business and other markets.

         Presentation

         The results of operations for the three years ended December 31, 2000 reflect Greenwald, Greenwald Intellicard, Amazing and Greystone as discontinued operations. In addition, the results of operations for Tritheim and Absec have been reflected in the financial statements from their respective acquisition dates.

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

         Product development expenses consist primarily of personnel and travel costs, independent consultants and contract engineering services. The Company believes that a significant level of development expenditures are required to enable it to quickly introduce new solutions that incorporate the latest technological advances and to develop and maintain close relationships with key suppliers of components and technologies. The Company's future success will depend upon its ability to develop and to introduce new solutions on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers.

         General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance and accounting, human resources, risk management and legal.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         SALES. Consolidated sales increased to $5.5 million in 2000 compared to $1.9 for 1999. The increase in sales for 2000 is primarily attributable to the Company's acquisition of Absec in late 1999 offset by lower ASIC sales.

         GROSS MARGIN. Gross margin as a percentage of sales was 47% for 2000 compared to 49% for 1999. The decrease in gross margin is attributed to lower ASIC sales, which carry a higher gross margin, in 2000 compared to 1999.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses were $7.6 million in 2000 compared to $2.9 million in 1999. The increase was due to the expenses associated with Absec operations acquired in late 1999 and additional headcount increases throughout 1999 and 2000.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses include expenses associated with the development of new products and enhancements to existing products. Product development expenses amounted to $4.4 million in 2000 compared to $1.3 million in 1999. Expenses increased in 2000 primarily due to the Absec operations acquired in late 1999 and ongoing ASIC, reader and other development efforts.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 2000 increased by approximately 17% to $6.7 million from $5.7 million for 1999. The increase was primarily due to $737,000 of expenses, mainly salaries and benefits, associated with the Absec operations acquired in late 1999.

         STOCK COMPENSATION EXPENSE. Stock-based compensation recorded in 2000 principally relates to the change in terms of stock options awarded to two former employees of the Company, the issuance of stock awards and below market stock option grants to executives hired in 1999 and 2000 and the issuance of stock options for consulting services. Stock-based compensation for 1999 principally relates to the issuance stock awards and below market stock option grants to two company executives hired in 1999.

         GOODWILL AMORTIZATION. Goodwill associated with the Tritheim and Absec acquisitions are being amortized over a five year period. Amortization amounted to $2.6 million and $1.7 million in 2000 and 1999, respectively.

         OTHER INCOME AND EXPENSE. Interest income increased to $936,000 from $561,000 in the prior year due to higher cash balances resulting from proceeds from the sale of discontinued operations. Interest expense principally relates to interest on the remaining environmental obligation (see below) and decreased to $100,000 in 2000 from $158,000 in 1999. Other expense in 1999 includes $357,000 associated with a stock sale price guarantee.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         SALES. Consolidated sales increased to $1.9 million in 1999 compared to $3,000 for 1998. Sales in 1999 principally related to the initial shipments of ASICs to Motorola's General Instruments and closed environment solution sales.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses were $2.9 million in 1999 compared to $21,000 in 1998. The increase was due to the Tritheim operations acquired in late 1998 and additional headcount added throughout 1999. At year-end 1999, the Company had approximately 35 sales and marketing personnel versus two at year-end 1998.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses amounted to $1.3 million in 1999 compared to $53,000 in 1998. Expenses increased in 1999 primarily due to the Tritheim operations acquired in late 1998 and ongoing ASIC, reader and software solution development efforts.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 1999 increased by approximately 55% to $5.7 million from $3.7 million for 1998. The increase was due to higher corporate expenditures, primarily legal, consulting and professional fees, and $829,000 of expenses, mainly salaries and benefits, associated with the operations of businesses acquired in late 1998 and 1999.

         STOCK COMPENSATION EXPENSE. Stock-based compensation recorded in 1999 principally relates to stock awards and below market stock option grants to two executives hired in 1999. A total of 250,000 shares of common stock and options to purchase 1,000,000 shares of common stock were awarded to these executives.

         GOODWILL AMORTIZATION. Goodwill associated with the Tritheim and Absec acquisitions are being amortized over a five year period. Amortization amounted to $1.7 million and $128,000 in 1999 and 1998, respectively.

         SEVERANCE AND OTHER SPECIAL CHARGES. Severance and other special charges in 1999 is principally composed of a $1.7 million charge associated with the termination of the Company's former president and chief executive officer. Of this amount $1.0 million related to the non-cash impact of a stock award and a change in the stock option terms.

         OTHER INCOME AND EXPENSE. Interest income increased slightly to $561,000 for 1999 from $528,000 for 1998. Interest expense principally relates to interest on the remaining environmental obligation (see below) and decreased to $158,000 in 1999 from $191,000 in 1998. Other expense in 1999 includes $357,000 associated with a stock sale price guarantee. Other expense in 1998 includes a $954,000 charge associated with the termination of a letter of intent to purchase five businesses.

LIQUIDITY

         The Company has financed its operations over the last three years primarily through the sale of capital stock and the sale of non-core businesses. During the year ended December 31, 2000, cash, including short-term investments, decreased by $1.2 million to $17.0 million as of December 31, 2000.

         Operating activities from continuing operations utilized cash of $18.7 million in 2000 and principally consisted of the loss from continuing operations of $19.7 million and an increase in net operating assets and liabilities of $3.1 million offset by non-cash charges of $4.1 million for goodwill amortization, stock compensation expense and depreciation. Operating activities from discontinued operations utilized cash of $3.2 million.

         Investing activities generated cash of $15.7 million in 2000 and consisted principally of net proceeds from the sale of substantially all of the assets of the Company's Greenwald and Greenwald Intellicard subsidiaries. This was offset by the Company's investment in TecSec of $5.0 million and capital expenditures from continuing and discontinuing operations of $874,000 and $168,000, respectively.

         Financing activities provided cash of $5.0 million in 2000 and consisted of proceeds from the issuance of Class A Preferred Stock and common stock of $5.0 million and the exercise of options to purchase common stock of $1.0 million offset by the repayment of notes payable from discontinued operations of $940,000.

         During 2000, the Company's capital expenditures from continuing operations totaled $874,000. The Company anticipates that its level of capital expenditures for 2001 will appoximate 2000 as the Company continues to expand its global efforts to provide smart card solutions and products worldwide. The Company has not entered into any material commitments for acquisitions or capital expenditures and has the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 2001 with its available cash resources as well as through capital equipment financing.

         The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow in 2001 and 2002. Future uses of cash include the following:

         o The Company will incur expenditures to support the expansion of sales and marketing efforts, new product development, working capital growth and capital expenditures. Also, there will be a need to fund new initiatives in the smart card market before there is a reasonable expectation to derive any significant revenues from this market.

         o In April 1996, a consent decree (the "Consent Decree") among the Company, the United States Environmental Protection Agency and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14.4 million plus interest to the United States and Commonwealth of Pennsylvania. Through December 31, 2000, the Company has made principal payments aggregating $12.8 million. Further payments totaling $1.7 million, including interest, will be made to the United States Environmental Protection Agency in the amounts of $862,000 due April 2001 and $823,000 due April 2002.

         o The Company sponsors a defined benefit pension plan, which was frozen in 1993. As of December 31, 2000, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $5.4 million. The annual contribution to the plan is expected to be approximately $1.0 million in 2001 and beyond.

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

         As of December 31, 2000, approximately $96 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 2001 through 2020, were available to offset future taxable income. Due to the "change of ownership" provisions of the Internal Revenue Code of 1986, the availability of net operating loss carryforwards to offset federal taxable income in future periods could be subject to an annual limitation if a change in ownership for income tax purposes occurs.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, AND WE HAVE ONGOING FUNDING OBLIGATIONS. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 1998, 1999 and 2000, of approximately $8.4 million, $16.7 million and $19.6 million, respectively. In addition, we experienced negative cash flow from continuing operating activities of $5.6 million, $8.5 million and $18.7 million in 1998, 1999 and 2000, respectively.

         We expect that our business will require on-going funding to support the expansion of sales and marketing efforts, new product development, working capital growth and capital expenditures. Also, we will need to fund our new initiatives in the smart card market before we can reasonably expect to derive any significant revenues from this market.

         We also have continuing obligations to fund payments due under the Consent Decree and an underfunded pension plan. As of December 31, 2000, we were required to make future aggregate payments of

$1.7 million through April 2002 in connection with the Consent Decree. Consistent with the general practices of environmental enforcement agencies, the Consent Decree does not eliminate our potential liability for remediation of contamination that had not been known at the time of the settlement. We sponsor a defined benefit pension plan, which was frozen in 1993. As of December 31, 2000, the present value of the accrued benefit liabilities of our pension plan exceeded the plan's assets by approximately $5.4 million. In addition to the $1.0 million we expect to contribute to the plan in 2001, we are obligated to make continued contributions to the plan in accordance with the rules and regulations prescribed by the Employee Retirement Income Security Act of 1974. Future contribution levels depend in large measure on the mortality rate of plan participants and the investment return on the plan assets.

         WE HAVE LIMITED EXPERIENCE IN THE SMART CARD MARKET. We have only recently begun to provide smart card infrastructure products and solutions which facilitate secure access and transactions. We are therefore subject to the risks inherent in establishing a new business enterprise.

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

         THE MARKET'S ACCEPTANCE OF OUR PRODUCTS IS UNCERTAIN. Demand for, and market acceptance of, our smart card reader, ASIC and software solutions are subject to a high level of uncertainty due to rapidly changing technology, new product introductions and changes in customer requirements and preferences. The success of our products or any future products also depends upon our ability to enhance our existing products and to develop and introduce new products and technologies to meet customer requirements. We face the risk that our current and future products will not achieve market acceptance.

         Our solutions are designed to provide secure electronic commerce, access control and security for various digital platforms. The markets for secure access and transaction management applications are still emerging and if the benefits are not perceived sufficient or if alternative technologies are more widely accepted then the demand for our solutions may not grow and our business and operating results would be materially and adversely effected.

         WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in our business. The ASICs we provide to Motorola's General Instruments for inclusion in its set-top boxes accounted for 56% of our total revenue in 1999. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business. Approximately, 28% of the Company's accounts receivable balance as of December 31, 1999 was represented by a single customer. For the year ended December 31, 2000, no customer represented more than 10% of the Company's sales and one customer represented approximately 16% of the accounts receivable balance as of December 31, 2000.

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

         OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO KEEP PACE WITH TECHNOLOGICAL CHANGES AND INTRODUCE NEW PRODUCTS IN A TIMELY MANNER. The rate of technological change currently affecting the smart card market is particularly rapid compared to other industries. Our ability to anticipate these trends and adapt to new technologies is critical to our success. Because new product development commitments must be made well in advance of actual sales, new product decisions must anticipate future demand as well as the speed and direction of technological change. Our ability to remain competitive will depend upon our ability to develop in a timely and cost effective manner new and enhanced products at competitive prices. New product introductions or enhancements by our competitors could cause a decline in sales or loss of market acceptance of our existing products and lower profit margins.

         Our success in developing, introducing and selling new and enhanced products depends upon a variety of factors, including:

         o        product selections;

         o timely and efficient completion of product design and development;

         o timely and efficient implementation of manufacturing processes;

         o        effective sales, service and marketing;

         o        price; and

         o        product performance in the field.

         Our ability to develop new products also depends upon the success of our research and development efforts. Our research and development expenditures for the year ended December 31, 2000 were $4.4 million and we may need to devote substantially more resources to our research and development efforts in the future. We cannot assure you that these expenditures will lead to the development of viable products.

         THE HIGHLY COMPETITIVE MARKETS IN WHICH WE OPERATE COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS. The markets in which we operate are intensely competitive and characterized by rapidly changing technology. We compete against numerous companies, many of which have greater resources than we do, and we believe that competition is likely to intensify.

         We believe that the principal competitive factors affecting us are:

         o the extent to which products support industry standards and are capable of being operated or integrated with other products;

         o        technical features and level of security;

         o        strength of distribution channels;

         o        price;

         o product reputation, reliability, quality, performance and customer support;

         o product features such as adaptability, functionality and ease of use; and

         o        competitor reputation, positioning and resources.

         We cannot assure you that competitive pressures will not have a material adverse effect on our business and operating results. Many of our current and potential competitors have longer operating histories and significantly greater financial, technical, sales, customer support, marketing and other resources, as well as greater name recognition and a larger installed base of their products and technologies than our company. Additionally, there can be no assurance that new competitors will not enter our markets. Increased competition would likely result in price reductions, reduced margins and loss of market share, any of which would have a material adverse effect on our business and operating results.

         The market for smart card products and solutions is new, intensely competitive and rapidly evolving. We expect competition to continue to increase with both our existing competitors and new market entrants. Our primary competition currently comes from or is anticipated to come from:

         o companies offering payment solutions, including Trintech and VeriFone;

         o companies offering smart card technology solutions, including Gemplus, Philips and SCM Microsystems; and

         o companies offering closed environment solutions, including small value electronic cash systems and database management solutions, such as Girovend, MARS, Diebold, CyberMark and Schlumberger.

         Many of our current and potential competitors have broader customer relationships that could be leveraged, including relationships with many of our customers. These companies also have more established customer support and professional services organizations than we do. In addition, a number of companies with significantly greater resources than we have could attempt to increase their presence by acquiring or forming strategic alliances with our competitors, resulting in increased competition.

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

         WE MAY BE LIMITED IN OUR USE OF OUR FEDERAL NET OPERATING LOSS CARRYFORWARDS. As of December 31, 2000, we had federal net operating loss carryforwards, subject to review by the Internal Revenue Service, totaling approximately $96.0 million for federal income tax purposes, approximately $9.0 million of which will expire at the end of 2001 and $25.0 million of which will expire at the end of 2002. We do not expect to earn any significant taxable income prior to 2003, and may not do so until later. A federal net operating loss can generally be carried back two or three years and then forward fifteen or twenty years (depending on the year in which the loss was incurred), and used to offset taxable income earned by a company (and thus reduce its income tax liability).

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

         Patent disputes are common in technology related industries. We cannot assure you that we will have the financial resources to enforce or defend a patent infringement or proprietary rights action. As the number of products and competitors in the smart card market grows, the likelihood of infringement claims also increases. Any claim or litigation may be time consuming and costly, cause product shipment delays or require us to redesign our products or require us to enter into royalty or licensing agreements. Any of these events would have a material adverse effect on our business and operating results. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology, duplicate our products or design around patents or other intellectual property rights.

         IF THIRD PARTIES DO NOT DEPLOY OUR TECHNOLOGY AND CREATE A MARKET FOR DIGITAL COMMERCE, OUR BUSINESS WILL BE HARMED. Relationships with leading content, technology and commerce service providers are critical to our success. Our business and operating results would be harmed to the extent our strategic partnerships fail, in whole or in part, too:

         o        deploy our technology;

         o develop an infrastructure to conduct business through e-commerce; and

         o        develop and deploy new applications.

         THE NATURE OF OUR PRODUCTS SUBJECTS US TO PRODUCT LIABILITY RISKS. Our customers may rely on certain of our current products and products in development to prevent unauthorized access to digital content, computer networks, DVB and real property. A malfunction of or design defect in certain of our products could result in tort or warranty claims. Although we attempt to reduce the risk of exposure from such claims through warranty disclaimers and liability limitation clauses in our sales agreements and by maintaining product liability insurance, we cannot assure you that these measures will be effective in limiting our liability for any damages. Any liability for damages resulting from security breaches could be substantial and could have a material adverse effect on our business and operating results. In addition, a well-publicized actual or perceived security breach involving our conditional access or security products could adversely affect the market's perception of our products in general, regardless of whether any breach is attributable to our products. This could result in a decline in demand for our products, which would have a material adverse effect on our business and operating results.

         WE MAY HAVE DIFFICULTY RETAINING OR RECRUITING PROFESSIONALS FOR OUR BUSINESS. Our future success and performance is dependent on the continued services and performance of our senior management and other key personnel. There is a shortage of qualified marketing and technical personnel in our industry, and the competition for such personnel is intense. Accordingly, the loss of the services of any of our executive officers or other key employees could materially adversely affect our business.

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

         OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISK ASSOCIATED WITH OPERATING IN FOREIGN MARKETS, INCLUDING FLUCTUATIONS IN CURRENCY EXCHANGE RATES, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION. International sales represented approximately 79% of total sales for the year ended December 31, 2000. Because we derive a substantial portion of our business outside the United States, we are subject to certain risks associated with operating in foreign markets including the following:

         o        tariffs and other trade barriers;

         o        difficulties in staffing and managing foreign operations;

         o        currency exchange risks;

         o        export controls related to encryption technology;

         o        unexpected changes in regulatory requirements;

         o        changes in economic and political conditions;

         o        potentially adverse tax consequences; and

         o        burdens of complying with a variety of foreign laws.

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

         Blank check preferred stock. Our board of directors has the authority to issue preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the holders of our common stock. The rights of the holders of any preferred stock that may be issued in the future may adversely affect the rights of the holders of our common stock. The issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change of control. Such preferred stock may have other rights, including economic rights, senior to our common stock, and as a result, the issuance of the preferred stock could limit the price that investors might be willing to pay in the future for shares of our common stock and could have a material adverse effect on the market value of our common stock.

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

         The change of control agreements provide that, if the services of any person party to a change of control agreement are terminated within three years following a change of control, that individual will be entitled to receive, in a lump sum within 10 days of the termination date, a payment equal to 2.99 times that individual's average annual compensation for the shorter of the five years preceding the change of control and the period the individual received compensation from us for personal services. Assuming a change of control were to occur at the present time, payments in the following amounts would be required:
Mr. Harry I. Freund -- $964,000; and Mr. Jay S. Goldsmith -- $964,000. If any such payment, either alone or together with others made in connection with the individual's termination, is considered to be an excess parachute payment under the Internal Revenue Code, the individual will be entitled to receive an additional payment in an amount which, when added to the initial payment, would result in a net benefit to the individual, after giving effect to excise taxes imposed by Section 4999 of the Internal Revenue Code and income taxes on such additional payment, equal to the initial payment before such additional payment. We would not be able to deduct these payments for income tax purposes.

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

         OUR STOCK PRICE IS EXTREMELY VOLATILE. The stock market has recently experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock has been highly volatile and is likely to continue to be volatile. The future trading price for our common stock will depend on a number of factors, including:

         o variations in our annual or quarterly financial results or those of our competitors;

         o general economic conditions, in particular, the technology service sector;

         o the volume of activity for our common stock is minimal and therefore a large number of shares placed for sale or purchase could increase its volatility;

         o        our ability to effectively manage our business;

         o        expected or announced relationships with other companies;

         o announcements of technological advances innovations or new products by us or our competitors;

         o        patents or other proprietary rights or patent litigation; and

         o        product liability or warranty litigation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We conduct operations in the United Kingdom and sell products in several different countries. Therefore, our operating results may be impacted by the fluctuating exchange rates of foreign currencies, especially the British pound, in relation to the U.S. dollar. We do not currently engage in hedging activities with respect to our foreign currency exposure. We continually monitor our exposure to currency fluctuations and may use financial hedging techniques when appropriate to minimize the effect of these fluctuations. Even so, exchange rate fluctuations may still have a material adverse effect on our business and operating results.

         We are exposed to market risk primarily through short-term investments. Our investment policy calls for investment in short-term, low risk instruments. As of December 31, 2000, short-term investments (principally U.S. Treasury bills) were $16.8 million. Due to the nature of these investments, any decrease in rates would not have a material impact on the our financial condition or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 2001 Annual Meeting of Shareholders.

         The information with respect to the executive officers of the Company required by this item is set forth in Item 1A of this Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon the Company's review of the copies of such forms received by it during the fiscal year ended December 31, 2000 and representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or, to the Company's knowledge, beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements during such fiscal year except for three late Form 4 transactions: (i) Hatim A. Tyabji filed a Form 4 on March 8, 2001 relating to an August 4, 2000 transaction, (ii) Larry G. Schafran filed a Form 4 on March 2, 2001 relating to an August 4, 2000 transaction and
(iii) Clifford B. Cohn filed a Form 4 on March 2, 2001 relating to an August 4, 2000 transaction.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 2001 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 2001 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 2001 Annual Meeting of Shareholders.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      Financial Statements, Financial Statement Schedules and Exhibits.

         1) Financial Statements - See accompanying Index to Consolidated Financial Statements, Page F-1.

         2) Financial Statement Schedules - See accompanying Index to Consolidated Financial Statements, Page F-1.

         3)       Exhibits:

         3.1 Amended and Restated Articles of Incorporation, amended and restated through November 2, 1998, of PubliCARD. Incorporated by reference to PubliCARD's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, dated November 9, 1998.

         3.2 By-laws of PubliCARD. Incorporated by reference to PubliCARD's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, dated March 28, 1991.

         4.1 Certificate of Designation, Preferences and Rights of Class A Preferred Stock, First Series. Incorporated by reference from PubliCARD's Registration Statement on Form 8-A, dated September 26, 1988.

         4.2 Form of option to purchase common stock of PubliCARD issued in connection with the Stock Purchase Agreement, dated April 12, 1985, among PubliCARD, Balfour Securities Corporation and the Purchasers. Incorporated by reference from PubliCARD's Annual Report on Form 10-K for the year ended December 31, 1994, dated March 31, 1995.

         4.3      Form of Warrant Agreement, dated 1986, between PubliCARD and
                  J. Henry Schroder Bank & Trust Company, as Warrant Agent. Incorporated by reference from PubliCARD's Registration Statement on Form S-1, dated October 8, 1986.

         4.4 Form of Amendment No. 1 to Warrant Agreement, dated August 13, 1997, between PubliCARD and Publicker Industries Inc., successor to J. Henry Schroder Bank & Trust Company, as Warrant Agent. Incorporated by reference from PubliCARD's Current Report on Form 8-K, filed on August 15, 1997.

         4.5 Form of Warrant Agreement, dated 1986, between PubliCARD and Drexel Burnham Lambert Incorporated. Incorporated by reference from PubliCARD's Registration Statement on Form S-1, dated October 8, 1986.

         4.6 Form of Amendment No.1 to Warrant Agreement, dated August 13, 1997, between PubliCARD and Harry I. Freund and Jay S. Goldsmith. Incorporated by reference from PubliCARD's Current Report on Form 8-K, filed on August 15, 1997.

         4.7 Amended and Restated Rights Agreement, dated as of August 7, 1998, between PubliCARD and Continental Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference from PubliCARD's Current Report on Form 8-K, filed on September 17, 1998.

         4.8 Certificate of Designation, Preferences and Rights of Class A Preferred Stock, Second Series as filed with the Department of State of the Commonwealth of Pennsylvania on November 29, 2000. Incorporated by reference from PubliCARD's Current Report on Form 8-K filed on December 18, 2000.

         4.9 Rights Plan, adopted November 1, 2000. Incorporated by reference from PubliCARD's Current Report on Form 8-K filed on December 18, 2000.

         10.1 Agreements, dated as of August 1987, between PubliCARD and each of Harry I. Freund and Jay S. Goldsmith concerning a change of control of PubliCARD. Incorporated by reference from PubliCARD's Form 8 Amendment to PubliCARD's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987, filed on December 18, 1987.

         10.2 PubliCARD's 1993 Long Term Incentive Plan. Incorporated by reference from PubliCARD's Annual Report on Form 10-K for the year ended December 31, 1993, dated March 29, 1994.

         10.3 PubliCARD's Non-employee Director Stock Option Plan. Incorporated by reference from PubliCARD's Annual Report on Form 10-K for the year ended December 31, 1993, dated March 29, 1994.

         10.4 Termination, Severance and Release Agreement, dated as of December 3, 1999, between PubliCARD and James J. Weis. Incorporated by reference from PubliCARD's Annual Report on Form 10-K for the year ended December 31, 1999, dated March 30, 2000.

         10.5 Employment Agreement, dated as of November 2, 1999, between PubliCARD and Jan-Erik Rottinghuis. Incorporated by reference from PubliCARD's Annual Report on Form 10-K for the year ended December 31, 1999, dated March 30, 2000.

         10.6 Asset Purchase Agreement, dated June 29, 2000, among Greenwald Industries, Inc., Greenwald Intellicard, Inc., The Eastern Company, and PubliCARD, Inc. Incorporated by reference from PubliCARD's Current Report on Form 8-K, filed on July 10, 2000.

         10.7 PubliCARD's 1999 Stock Option Plan for Non-Employee Directors. Incorporated by reference from PubliCARD's Annual Report on Form 10-K for the year ended December 31, 1999, dated March 30, 2000.

         10.8 PubliCARD's 1999 Long-Term Incentive Plan. Incorporated by reference from PubliCARD's Annual Report on Form 10-K for the year ended December 31, 1999, dated March 30, 2000.

         21.1     Subsidiaries of Registrant. Filed herewith.

         23.1 Consent letter from Independent Public Accountants. Filed herewith.

         (b)  Reports on Form 8-K

              Form 8-K dated December 18, 2000 containing the exhibits related to the December 6, 2000 private placement of shares of common stock and Class A Preferred Stock resulting in aggregate proceeds of $5.0 million to PubliCARD.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PUBLICARD,  INC.
                                         (Registrant)

    Date   March 20, 2001                By: /s/ JAN-ERIK ROTTINGHUIS
        ---------------------------         -----------------------------------
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

    Date  March 20, 2001                 By: /s/ JAN-ERIK ROTTINGHUIS
        ---------------------------         -----------------------------------
                                            Jan-Erik Rottinghuis, President,
                                            Chief Executive Officer and
                                            Director

    Date   March 20, 2001                By: /s/ ANTONIO L. DELISE
        ---------------------------         -----------------------------------
                                            Antonio L. DeLise, Vice President,
                                            Chief Financial Officer, Secretary
                                            and  Principal Accounting Officer

    Date   March 20, 2001                By: /s/ CLIFFORD B. COHN
        ---------------------------         -----------------------------------
                                            Clifford B. Cohn, Director

    Date   March 20, 2001                By: /s/ HARRY I. FREUND
        ---------------------------         -----------------------------------
                                            Harry I. Freund, Director

    Date   March 20, 2001                By: /s/ JAY S. GOLDSMITH
        ---------------------------         -----------------------------------
                                            Jay S. Goldsmith, Director

    Date   March 20, 2001                By: /s/ L. G. SCHAFRAN
        ---------------------------         -----------------------------------
                                            L. G. Schafran, Director

    Date   March 20, 2001                By: /s/ HATIM A. TYABJI
        ---------------------------         -----------------------------------
                                            Hatim A. Tyabji, Director

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


Financial Statements

Report of independent public accountants                                                         F-2

Consolidated balance sheets as of December 31, 2000 and 1999                                     F-3

Consolidated statements of income (loss) for the years ended December 31, 2000,
   1999 and 1998                                                                                 F-4

Consolidated statements of shareholders' equity for the years ended
   December 31, 2000, 1999 and 1998                                                          F-5 and F-6

Consolidated statements of cash flows for the years ended
   December 31, 2000, 1999 and 1998                                                              F-7

Notes to consolidated financial statements                                                   F-8 through F-21

Schedule

Report of independent public accountants on schedule                                             F-22

Schedule II - Valuation and qualifying accounts                                                  F-23

      All other schedules required by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Shareholders of PubliCARD, Inc.:

We have audited the accompanying consolidated balance sheets of PubliCARD, Inc. (a Pennsylvania corporation) and subsidiary companies as of December 31, 2000 and 1999, and the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PubliCARD, Inc. and subsidiary companies as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                          /s/ Arthur Andersen LLP


Stamford, Connecticut
March 20, 2001

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS AS OF
                           DECEMBER 31, 2000 AND 1999

                                                                                                    2000             1999
                                                                                                  ---------        ---------
                                                                                               (in thousands except share data)
                                     ASSETS

Current assets:
    Cash, including short-term investments of $16,820 in 2000 and $17,541 in 1999                 $  17,049        $  18,236
    Trade receivables, less allowance for doubtful accounts (2000 - $89, 1999 - $92)                  1,632            1,720
    Inventories                                                                                       1,617              903
    Net assets of discontinued operations                                                                --           10,832
    Other                                                                                               461              613
                                                                                                  ---------        ---------
        Total current assets                                                                         20,759           32,304
                                                                                                  ---------        ---------

Equipment and leasehold improvements, net                                                             1,623            1,063
Goodwill                                                                                              8,766           11,508
Other assets                                                                                          6,031              613
                                                                                                  ---------        ---------
                                                                                                  $  37,179        $  45,488
                                                                                                  =========        =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                                                        $   1,080        $   2,413
    Accrued liabilities                                                                               6,511            6,002
                                                                                                  ---------        ---------
        Total current liabilities                                                                     7,591            8,415

Other non-current liabilities                                                                         6,010            6,674
                                                                                                  ---------        ---------
        Total liabilities                                                                            13,601           15,089
                                                                                                  ---------        ---------


Shareholders' equity:
    Class A Preferred Stock, Second Series, no par value; 1,000 shares authorized;
        790 issued and outstanding                                                                    3,950               --
    Common shares, $0.10 par value: 40,000,000 shares authorized; 24,237,402 and 26,191,189
        shares issued as of December 31, 2000 and 1999, respectively                                  2,424            2,619
    Additional paid-in capital                                                                      107,300          111,476
    Accumulated deficit                                                                             (90,010)         (74,610)
    Common shares held in treasury, at cost                                                              --           (8,649)
    Unearned compensation                                                                               (86)            (437)
                                                                                                  ---------        ---------
        Total shareholders' equity                                                                   23,578           30,399
                                                                                                  ---------        ---------
                                                                                                  $  37,179        $  45,488
                                                                                                  =========        =========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                   2000            1999            1998
                                                                 --------        --------        --------
                                                                   (in thousands except per share data)

Net sales                                                        $  5,543        $  1,930        $      3

Cost of sales                                                       2,913             978               7
                                                                 --------        --------        --------

     Gross margin                                                   2,630             952              (4)
                                                                 --------        --------        --------

Operating expenses:
     General and administrative                                     6,664           5,713           3,694
     Sales and marketing                                            7,562           2,862              21
     Product development                                            4,364           1,318              53
     In-process research and development                               --              --           2,800
     Stock compensation expense                                     1,116           2,759             145
     Goodwill amortization                                          2,638           1,749             128
     Severance and other special charges                               --           1,895              --
                                                                 --------        --------        --------
                                                                   22,344          16,296           6,841
                                                                 --------        --------        --------
Loss from operations                                              (19,714)        (15,344)         (6,845)
                                                                 --------        --------        --------
Other income (expenses):
     Interest income                                                  936             561             528
     Interest expense                                                (100)           (158)           (191)
     Cost of retirement benefits - non-operating                     (812)         (1,028)           (846)
     Other (expense) income                                            15            (751)         (1,023)
                                                                 --------        --------        --------
                                                                       39          (1,376)         (1,532)
                                                                 --------        --------        --------

Loss from continuing operations                                   (19,675)        (16,720)         (8,377)

Discontinued operations:
     Income (loss) from discontinued operations                        --         (13,999)          2,302
     Gain (loss) on disposition of discontinued operations          4,275          (5,000)             --
                                                                 --------        --------        --------
Net loss                                                         $(15,400)       $(35,719)       $ (6,075)
                                                                 ========        ========        ========

Basic earnings (loss) per common share:
     Continuing operations                                       $   (.84)       $   (.88)       $   (.61)
     Discontinued operations                                          .18           (1.00)            .17
                                                                 --------        --------        --------
                                                                 $   (.66)       $  (1.88)       $   (.44)
                                                                 ========        ========        ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                Class A
                                            Preferred Stock          Common Shares
                                            ---------------   ----------------------------      Additional
                                            Shares               Shares          Deficit        Paid-in
                                            Issued   Amount      Issued          Amount         Capital
                                            ------   ------   ------------    ------------    ------------
                                                            (in thousands except share data)

Balance - December 31, 1997                     --   $   --     16,551,849    $      1,655    $     49,915

Common shares issued
     Stock option plans                         --       --        433,000              43             606
     Private placement                          --       --      2,059,000             206          10,079
     Business acquisition                       --       --      1,253,771             126           8,261
     Restricted shares and grant of             --       --             --              --              --
        stock options to consultants            --       --          3,334              --             251
Amortization of unearned compensation           --       --             --              --              --
Market adjustment to redeemable shares          --       --             --              --          (2,021)
Purchase of common shares                       --       --             --              --              --
Net loss                                        --       --             --              --              --
                                            ------   ------   ------------    ------------    ------------
Balance - December 31, 1998                     --       --     20,300,954           2,030          67,091

Common shares issued
     Stock option exercises                     --       --        685,655              68           1,822
     Private placement                          --       --      3,269,500             327          18,859
     Business acquisitions                      --       --      1,509,610             151          17,635
     Pension plan contribution                  --       --         18,000               2             142
     Restricted shares and below market
       stock options                            --       --        208,333              21           3,072
Amortization of unearned compensation           --       --             --              --              --
Market adjustment to redeemable shares          --       --             --              --             846
Reclassification of redeemable shares           --       --        199,137              20           2,009
Net loss                                        --       --             --              --              --
                                            ------   ------   ------------    ------------    ------------
Balance - December 31, 1999                     --   $   --     26,191,189    $      2,619    $    111,476
                                            ------   ------   ------------    ------------    ------------


                                                               Common          Unearned          Share-
                                             Accumulated       Treasury        Compensa-        holders'
                                               Deficit         Shares(1)         tion            Equity
                                             ------------    ------------    ------------    ------------
                                                          (in thousands except share data)

Balance - December 31, 1997                  $    (32,816)   $     (7,881)   $         --    $     10,873

Common shares issued
     Stock option plans                                --              --              --             649
     Private placement                                 --              --              --          10,285
     Business acquisition                              --              --              --           8,387
     Restricted shares and grant of                    --              --              --              --
        stock options to consultants                   --              --            (251)             --
Amortization of unearned compensation                  --              --             145             145
Market adjustment to redeemable shares                 --              --              --          (2,021)
Purchase of common shares                              --            (326)             --            (326)
Net loss                                           (6,075)             --              --          (6,075)
                                             ------------    ------------    ------------    ------------
Balance - December 31, 1998                       (38,891)         (8,207)           (106)         21,917

Common shares issued
     Stock option exercises                            --            (442)             --           1,448
     Private placement                                 --              --              --          19,186
     Business acquisitions                             --              --              --          17,786
     Pension plan contribution                         --              --              --             144
     Restricted shares and below market
       stock options                                   --              --          (1,614)          1,479
Amortization of unearned compensation                  --              --           1,283           1,283
Market adjustment to redeemable shares                 --              --              --             846
Reclassification of redeemable shares                  --              --              --           2,029
Net loss                                          (35,719)             --              --         (35,719)
                                             ------------    ------------    ------------    ------------
Balance - December 31, 1999                  $    (74,610)   $     (8,649)   $       (437)   $     30,399
                                             ------------    ------------    ------------    ------------




                            (continued on next page)

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                Class A
                                            Preferred Stock          Common Shares
                                            ---------------   ----------------------------      Additional
                                            Shares               Shares          Deficit        Paid-in
                                            Issued   Amount      Issued          Amount         Capital
                                            ------   ------   ------------    ------------    ------------
                                                           (in thousands except share data)



Balance - December 31, 1999                     --   $   --     26,191,189    $      2,619    $    111,476

Shares issued
     Stock option plans                         --       --      1,177,501             118           2,824
     Private placement                         790    3,950        525,000              53             945
     Business acquisitions                      --       --         66,333               7             689
     Pension plan contribution                  --       --        115,000              11             352
     Shares issued pursuant to employment
       and separation agreements                --       --        251,500              25           1,177
Amortization of unearned compensation           --       --             --              --              --
Cancellation of treasury shares                 --       --     (4,089,121)           (409)        (10,163)
Net loss                                        --       --             --              --              --
                                            ------   ------   ------------    ------------    ------------
Balance - December 31, 2000                    790   $3,950     24,237,402    $      2,424    $    107,300
                                            ======   ======   ============    ============    ============








                                                               Common          Unearned          Share-
                                             Accumulated       Treasury        Compensa-        holders'
                                               Deficit         Shares(1)         tion            Equity
                                             ------------    ------------    ------------    ------------
                                                       (in thousands except share data)



Balance - December 31, 1999                  $    (74,610)   $     (8,649)   $       (437)   $     30,399

Shares issued
     Stock option plans                                --          (1,923)             --           1,019
     Private placement                                 --              --              --           4,948
     Business acquisitions                             --              --              --             696
     Pension plan contribution                         --              --              --             363
     Shares issued pursuant to employment
       and separation agreements                       --              --              --           1,202
Amortization of unearned compensation                  --              --             351             351
Cancellation of treasury shares                        --          10,572              --              --
Net loss                                          (15,400)             --              --         (15,400)
                                             ------------    ------------    ------------    ------------
Balance - December 31, 2000                  $    (90,010)   $         --    $        (86)   $     23,578
                                             ============    ============    ============    ============



         (1) Represents common shares held in treasury of 3,725,024 at December 31, 1999 and 3,660,252 at December 31, 1998.


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                 2000          1999          1998
                                                                               --------      --------      --------
                                                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations                                            $(19,675)     $(16,720)     $ (8,377)
    Adjustments to reconcile loss to net cash
       used in continuing operations:
       In-process research and development                                           --            --         2,800
       Goodwill amortization                                                      2,638         1,749           128
       Stock compensation expense                                                 1,116         3,763           146
       Depreciation                                                                 314           185            83
       Changes in operating assets and liabilities                               (3,088)        2,563          (426)
                                                                               --------      --------      --------
          Net cash used in continuing operations                                (18,695)       (8,460)       (5,646)

    Income (loss) from discontinued operations                                    4,275       (18,999)        2,302
       Loss (gain) on disposition of discontinued operations                     (4,275)        5,000            --
       Non-cash charges                                                              --        12,042           398
       Change in net assets of discontinued operations                           (3,260)       (1,211)         (379)
                                                                               --------      --------      --------
          Net cash provided by (used in) discontinued operations                 (3,260)       (3,168)        2,321
                                                                               --------      --------      --------
              Net cash used in operating activities                             (21,955)      (11,628)       (3,325)
                                                                               --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of businesses, net of cash acquired                                  --        (3,689)       (1,145)
    Investment in TecSec, Incorporated                                           (5,044)           --            --
    Capital expenditures                                                           (874)         (480)         (108)
                                                                               --------      --------      --------
          Net cash used in continuing operations                                 (5,918)       (4,169)       (1,253)

    Acquisition of businesses, net of cash acquired                                  --        (2,442)         (312)
    Proceeds from sale of discontinued operations                                21,835           107            31
    Capital expenditures                                                           (168)       (1,465)         (210)
                                                                               --------      --------      --------
          Net cash provided by (used in) discontinued operations                 21,667        (3,800)         (491)
                                                                               --------      --------      --------
              Net cash provided by (used in) investing activities                15,749        (7,969)       (1,744)
                                                                               --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from private placement of Class A Preferred Stock                    3,950            --            --
    Proceeds from private placements of common shares                               998        19,186        10,285
    Issuance of common shares pursuant to stock option exercises                  1,011           815           649
    Purchase of treasury shares                                                      --            --          (326)
    Purchase of redeemable shares                                                    --          (503)           --
    Repayment of term loans and notes payable from discontinued operations         (940)         (147)         (134)
                                                                               --------      --------      --------
              Net cash provided by financing activities                           5,019        19,351        10,474
                                                                               --------      --------      --------

NET INCREASE (DECREASE) IN CASH                                                  (1,187)         (246)        5,405
CASH - BEGINNING OF PERIOD                                                       18,236        18,482        13,077
                                                                               --------      --------      --------
CASH - END OF PERIOD                                                           $ 17,049      $ 18,236      $ 18,482
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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

         PubliCARD, Inc. ("PubliCARD" or the "Company") was incorporated in the Commonwealth of Pennsylvania in 1913. PubliCARD entered the smart card industry in early 1998, and began to develop solutions for the conditional access, security, payment system and data storage needs of industries utilizing smart card technology. In 1998 and 1999, the Company made a series of acquisitions to enhance its position in the smart card industry. In March 2000, PubliCARD's Board of Directors, together with its management team, determined to integrate its operations and focus on deploying smart card solutions which facilitate secure access and transactions. To effect this new business strategy, in March 2000, the Board of Directors adopted a plan of disposition pursuant to which the Company divested its non-core operations. See Note 9 for a discussion on the disposition plan.

         PubliCARD, through its Infineer subsidiaries, is a smart card technology company, which provides infrastructure products and solutions to facilitate secure access and transactions. The Company's products and solutions include integrated circuits, smart card readers and software systems. PubliCARD sells its products and solutions to customers for deployment in enterprise and on-line security and transactions management applications. In May of 2000, PubliCARD unveiled its new corporate brand of Infineer bringing together its subsidiaries located in Northern Ireland and the United States under a single focus in an effort to capitalize on its core competencies and growth opportunities in smart card technology.

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

INVENTORIES

      Inventories are stated at lower of cost (first-in, first-out method) or market. The Company evaluates the need to record adjustments for impairment of inventory on a quarterly basis. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are managements estimates related to the Company's production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. Inventories at December 31, 2000 and 1999 consisted of the following (in thousands):

                                                2000          1999
                                              --------      --------

Raw materials and supplies                    $    750      $    599
Work-in-process                                     --            48
Finished good                                      867           256
                                              --------      --------
                                              $  1,617      $    903
                                              ========      ========

DEPRECIATION AND AMORTIZATION

    Equipment and leasehold improvements are stated at cost. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation for equipment is computed using the straight-line method over estimated useful lives of 3 to 7 years. Amortization for leasehold improvements is computed using the lesser of the estimated useful life or the life of the lease. Equipment and leasehold improvements at December 31, 2000 and 1999 consisted of the following (in thousands):

                                                2000          1999
                                              --------      --------

Equipment                                     $  2,144      $  1,307
Leasehold improvements                             237           218
Accumulated depreciation and amortization         (758)         (462)
                                              --------      --------
                                              $  1,623      $  1,063
                                              ========      ========

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    Goodwill is the excess of the purchase price and related costs over the value assigned to the net tangible assets of the businesses acquired. Goodwill is amortized on a straight-line basis over five years. Accumulated amortization was $4.5 million and $1.9 million as of December 31, 2000 and 1999, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of non-discounted cash flows and operating income for each subsidiary having a goodwill balance. Based upon its most recent analysis, the Company believes that no impairment of goodwill existed at December 31, 2000.

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

STOCK-BASED COMPENSATION

    The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's common stock at the date of grant over the exercise price. Restricted stock or stock awards are recorded as compensation expense over the vesting period, if any, based on the market value on the date of grant. The Company has provided in Note 6 the pro forma disclosures of the effect on net income (loss) and earnings (loss) per common share as if the fair value-based method had been applied in measuring compensation expense.

USE OF ESTIMATES

    The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. While all available information has been considered, actual amounts could differ from those reported.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging activities", subsequently amended by SFAS Nos. 137 and 138. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. To date, the Company has had no investments in derivative financial instruments and has not engaged in hedging activities. Accordingly, the Company has determined the adoption of SFAS No. 133 is not expected to have a material impact on its financial position, results of operations or cash flows.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue recognition in financial statements" ("SAB 101"), which provides guidance in applying generally accepted accounting principles related to revenue recognition based upon interpretations and practices followed by the SEC. SAB 101, as amended, is not required to be implemented until 2001. The Company believes that the impact of SAB 101 will not have a material impact on its financial position, results of operations or cash flows.

EARNINGS (LOSS) PER COMMON SHARE

    Basic net income (loss) per common share is based on net income divided by the weighted average number of common shares outstanding during each year (23,295,121 in 2000; 18,978,519 in 1999; and 13,716,243 in 1998). Diluted net
income (loss) per common share assumes issuance of the net incremental shares from stock options, warrants and convertible preferred stock at the later of the beginning of the year or date of issuance. Diluted net income (loss) per share was not computed for 2000, 1999 and 1998 as the effect of stock options, warrants and convertible preferred stock were antidilutive.

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of the Company's foreign affiliate are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. The translation adjustment recorded for 2000 and 1999 did not have a material effect on the Company's financial statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRATION OF CREDIT RISK

    The carrying amount of financial instruments including cash and short-term investments, accounts receivable and accounts payable approximated fair value as of December 31, 2000, because of the relatively short maturity of these instruments. The Company maintains all of its cash and short-term investments with high-credit quality financial institutions. Approximately 28% of the Company's accounts receivable balance as of December 31, 1999 and 56% of the Company's sales for the year ended December 31, 1999 was represented by a single customer. For the year ended December 31, 2000, no customer represented more than 10% of the Company's sales and one customer represented approximately 16% of the accounts receivable balance as of December 31, 2000.

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

    Research and development costs are expensed as incurred. In accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes eligible computer software costs upon achievement of technological feasibility subject to net realizable value considerations. Through December 31, 2000, such costs eligible for capitalization were insignificant. Accordingly, all such costs have been charged to product development expenses.

NOTE 2 - ACQUISITIONS

     In December 2000, the Company acquired a 3.5% ownership interest in TecSec, Incorporated ("TecSec") for $5.0 million. TecSec, a Virginia company, develops and markets smart card-based encryption products and solutions, which will enable the next generation information security for the enterprise, multi-enterprise e-business and other markets. The TecSec investment has been accounted for at cost and could be subject to write-down in future periods if it is determined that the investment is impaired and not recoverable. See also Note 3.

     On November 16, 1999, the Company acquired 100% of the common stock of Absec Ltd. ("Absec"), a Northern Ireland company that designs, manufactures and distributes cost recovery and cashless payment and control systems. The aggregate purchase price was approximately $5.4 million and included the issuance of 388,209 shares of common stock and options to purchase a total of 300,000 shares of common stock at an exercise price of $6.19 per share.

     On November 24, 1998, the Company acquired 100% of the common stock of Tritheim Technologies, Inc. ("Tritheim"), a Florida company that designs, develops, and sells technologies used in conditional access systems and secure electronic commerce over the Internet. The aggregate purchase price was approximately $10.4 million and included the issuance of 1,495,037 shares of common stock and options to purchase a total of 333,270 shares of common stock at an exercise price of $2.00 per share.

     The amount and components of the purchase price along with the allocation of the purchase price are as follows (in thousands):

                                              ABSEC         TRITHEIM
                                            ----------     ----------
Purchase price:
Value of common stock and stock options     $    3,455     $    9,743
Cash paid                                        1,561             --
Acquisition expenses                               423            694
                                            ----------     ----------
                                            $    5,439     $   10,437
                                            ==========     ==========
 Allocation of purchase price:
 Net assets (liabilities)                   $      498     $     (713)
 In-process research and development                --          2,800
 Goodwill                                        4,941          8,350
                                            ----------     ----------
                                            $    5,439     $   10,437
                                            ==========     ==========

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The acquisitions have been accounted for as purchases and, accordingly, the results are included in the consolidated financial statements of the Company since the dates of acquisition. The following summarized unaudited pro forma financial information assumes that the acquisitions had occurred as of January 1 of each period (in thousands except per share data):

                                                    1999          1998
                                                  --------      --------

Net sales                                         $  6,144      $  4,516
Net loss from continuing operations                (17,563)       (8,731)
Net loss per share from continuing operations         (.91)         (.57)

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

                                                      AMAZING        GREYSTONE
                                                    ----------      ----------
Purchase price:
Value of common stock and stock options             $    5,327      $    8,729
Acquisition expenses                                       597             414
                                                    ----------      ----------
                                                    $    5,924      $    9,143
                                                    ==========      ==========
Allocation of purchase price:
Net assets (liabilities) of acquired businesses     $   (1,371)     $      306
In-process research and development                      1,509           1,410
Goodwill                                                 5,786           7,427
                                                    ----------      ----------
                                                    $    5,924      $    9,143
                                                    ==========      ==========

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - SHAREHOLDERS' EQUITY

      On December 6, 2000, the Company completed the private placement of 525,000 shares of common stock and 790 shares of Class A Preferred Stock, Second Series ("Class A Preferred Stock"), a newly designated series of convertible preferred stock, resulting in aggregate proceeds of $5.0 million to PubliCARD. The securities were sold to institutional investors and other accredited investors in the U.S. and Europe. Each share of Class A Preferred Stock is convertible into 2,500 shares of common stock. Therefore, the shares of common stock issued plus the shares of common stock issuable upon conversion of the Class A Preferred Stock aggregate 2.5 million shares. The proceeds from the private placement were used to acquire a 3.5% ownership interest in TecSec.

     In connection with the December 2000 private placement, the Company issued 100 rights equally to the participants in the private placement. These rights entitle the participating holders of common stock and Class A Preferred stock to receive an aggregate of ten percent of any increase in value of the TecSec investment realized by the Company. The Company has performed an internal valuation of the participation rights and have concluded their value on the issuance date to be de minimus.

     In October 1999, the Company completed the issuance of 3,269,500 shares of common stock through a private placement. The shares were sold at $5.91 per share for net proceeds of $19.2 million. In November 1998, the Company completed the issuance of 2,059,000 shares of common stock through a private placement. The shares were sold at $5.00 per share for net proceeds of $10.3 million.

     The Company was required to register 241,266 shares of Company common stock issued as a portion of the merger consideration in the Tritheim acquisition under a shelf registration statement under the Securities Act of 1933, as amended. If the shelf registration statement was not effective by May 24, 1999, the holders of these shares were entitled, for a specified period of time, to cause the Company to repurchase their shares for a cash purchase price equal to the fair market value of the shares on the date of repurchase. As such, these shares were reflected in the consolidated balance sheet as of December 31, 1998, under the caption "Redeemable shares" and subsequent adjustments to the value of the redemption obligation were charged or credited to additional paid-in capital. On July 21, 1999, a registration statement covering the registration of these shares, to the extent not previously redeemed, was declared effective by the Securities and Exchange Commission. Prior to that date, holders caused the Company to repurchase 42,129 shares for $503,000. The repurchase right terminated upon registration of the shares.

     On August 9, 1988, the Company declared a dividend of one Right for each outstanding share of its common stock. Each Right entitles the holder to purchase one one-hundredth of a share of a new series of Class A Preferred Stock, First Series, at an exercise price of $7.50, subject to adjustment to prevent dilution. The Rights become exercisable 10 days after a person or group acquires 20% or more of the Company's common stock or announces a tender or exchange offer for 30% or more of the Company's common stock. If, after the Rights become exercisable, the Company is party to a merger or similar business combination transaction, each Right not held by a party to such transaction may be used to purchase common stock having a market value of two times the exercise price. The Rights, which have no voting power, may be redeemed by the Company at $.01 per Right. In July 1998, the Company's Board of Directors approved the extension of the rights plan to August 8, 2008.

     In December 2000, the Company returned 4.1 million shares of treasury stock to the status of unissued shares of commons stock. An amount was charged to common shares at par value with the remainder being charged to additional paid-in capital.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 4 - INCOME TAXES

     As of December 31, 2000, approximately $96 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 2001 through 2020, were available to offset future taxable income. The carryforwards expire as follows (in thousands):

              YEAR                                                  AMOUNT
              ----                                                ---------
              2001                                                $   9,000
              2002                                                   25,000
              2005                                                    7,000
              2006                                                    2,000
              2007                                                    4,000
              2008 - 2020                                            49,000
                                                                  ---------
                                                                  $  96,000
                                                                  =========

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

     No income tax provision or benefit was recognized in 2000, 1999 and 1998 because the tax benefit associated with the Company's operating losses were offset in full by an increase in the valuation allowance.

      The components of net deferred taxes are as follows (in thousands):

                                      2000          1999
                                    --------      --------

Net operating loss carryforward     $ 33,453      $ 30,767
Pension expense                        1,467         1,640
Discontinued operations                  529         1,246
Other, net                               464         1,196
                                    --------      --------
                                      35,913        34,849
Less valuation allowance             (35,913)      (34,849)
                                    --------      --------
Net deferred taxes                  $     --      $     --
                                    ========      ========


NOTE 5 - EMPLOYEE BENEFITS

     The Company and its subsidiaries maintain a 401(k) plan for substantially all of the Company's U.S. employees. The assets of the Company's 401(k) plan are held by an outside fund manager and are invested in accordance with the instructions of the individual plan participants. The Company's 401(k) contributions totaled $86,000, $189,000 and $197,000 in 2000, 1999 and 1998,
respectively.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





     The Company sponsors a defined benefit pension plan that was frozen in 1993. The assets of the defined benefit pension plan are managed by an outside trustee and invested primarily in equity and fixed income funds. Cost of retirement benefits - non-operating includes amounts related to discontinued product lines and related plant closings totaling $812,000, $1.0 million and $846,000 in 2000, 1999 and 1998, respectively. Information regarding the defined benefit pension plan is as follows (in thousands):

                                                                        2000          1999
                                                                      --------      --------
Change in benefit obligation:
Benefit obligation at beginning of year                               $  9,800      $ 10,901
       Interest cost                                                       695           689
       Benefit payments                                                 (1,152)       (1,120)
       Actuarial (gain) or loss                                            (23)         (670)
                                                                      --------      --------
Benefit obligation at end of year                                        9,320         9,800
                                                                      --------      --------

Change in plan assets:
Fair value of plan assets at beginning of year                           4,256         4,883
       Actual return on plan assets                                       (345)         (127)
       Employer contributions                                            1,155           620
       Benefit payments                                                 (1,152)       (1,120)
                                                                      --------      --------
Fair value of plan assets at end of year                                 3,914         4,256
                                                                      --------      --------

Funded status                                                           (5,406)       (5,544)
       Unrecognized transition obligation                                  882         1,175
       Unrecognized net loss (gain)                                         89          (572)
                                                                      --------      --------
                                                                      $ (4,435)     $ (4,941)
                                                                      ========      ========
Amounts recognized in statement of financial position consist of:
Accrued benefit liability                                             $ (5,406)     $ (5,544)
Intangible asset                                                           971           603
                                                                      --------      --------
Net amount recognized                                                 $ (4,435)     $ (4,941)
                                                                      ========      ========

     Discount rates of 7.50% and 7.75% were used as of December 31, 2000 and 1999, respectively. The expected return on plan assets was 8%.

     The components of the net periodic pension cost were as follows (in thousands):

                                            2000          1999          1998
                                          --------      --------      --------

Interest cost                             $    695      $    689      $    749
Expected return on plan assets                (341)         (384)         (331)
Amortization of transition obligation          294           294           306
                                          --------      --------      --------
Net periodic pension cost                 $    648      $    599      $    724
                                          ========      ========      ========


NOTE 6 - STOCK OPTIONS AND WARRANTS

     The Company has issued stock options pursuant to several fixed stock option plans, made special stock option awards to certain directors, consultants and employees and also issued common stock purchase warrants in connection with certain subordinated notes. A summary of shares purchasable upon the exercise of stock options and common stock purchase warrants as of December 31, 2000, 1999 and 1998 are as follows:

                                      2000           1999           1998
                                   ----------     ----------     ----------

Fixed stock option plans            3,543,750      2,771,167      2,232,500
Special stock options               1,824,031      2,676,218        983,270
Common stock purchase warrants      1,523,573      1,523,573      1,472,422
                                   ----------     ----------     ----------
                                    6,891,354      6,970,958      4,688,192
                                   ==========     ==========     ==========

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In February 2001, the Company concluded a stock option re-pricing program whereby a total of approximately 3.3 million stock options were cancelled. Pursuant to the program, employees and directors voluntarily elected to cancel stock options held with an exercise price that exceeded $4.81. In return, the Company will grant an equal number of replacement stock options on August 20, 2001. The replacement stock options will generally contain the same terms and conditions of the cancelled stock options and will have an exercise price equal to the closing price of the Company's common stock on August 20, 2001.

FIXED STOCK OPTION PLANS

     The Company has several stock option plans that provide for the granting of incentive and non-qualified stock options, restricted stock, stock appreciation rights, performance awards and other stock-based awards to employees, non-employee directors and consultants. Under the stock option plans adopted by shareholders of the Company, the Company may grant up to 7,300,000 shares of common stock. The plans are administered by either the Board of Directors of the Company or the Compensation Committee of the Board of Directors. Stock options granted through December 31, 2000 generally expire five years from the date of grant. The exercise price of each option granted was equal to the market price of the Company's common stock on the date of grant. Prior to 1999, stock options granted pursuant to the fixed stock option plans vested immediately. Grants subsequent to 1998 generally vest over three or four years. As of December 31, 2000, there were 1,639,750 shares available for grant under the fixed stock option plans.

     A summary of the stock options issued pursuant to the fixed stock option plans as of December 31, 2000, 1999 and 1998 and changes during the years then ending is presented below:

                                      2000                          1999                            1998
                           --------------------------     --------------------------     --------------------------
                                             Average                       Average                        Average
                                            exercise                      exercise                       exercise
                             Shares           price         Shares          price          Shares          price
                           ----------      ----------     ----------      ----------     ----------      ----------
Balance at January 1        2,771,167      $     4.15      2,232,500      $     1.80      2,130,500      $     1.65
Granted                     2,322,375            5.31      1,232,000            7.35        565,000            2.10
Exercised                    (594,167)           1.81       (631,333)           1.59       (433,000)           1.50
Canceled                     (955,625)           6.60        (62,000)           9.50        (30,000)           1.50
                           ----------                     ----------                     ----------
Balance at December 31      3,543,750            4.63      2,771,167            4.15      2,232,500            1.80
                           ==========                     ==========                     ==========

     A summary of the Company's stock options outstanding and exercisable issued pursuant to the fixed stock option plans as of December 31, 2000, is as follows:

                             OUTSTANDING                          EXERCISABLE
                 -------------------------------------     -----------------------
                                              Average                     Average
Range of                      Contractual    exercise                     exercise
exercise price    Shares          life         price         Shares        price
                 ---------    -----------    ---------     ---------     ---------
$1.31-$2.00        987,000           1.9     $    1.72       927,000     $    1.73
$2.06-$4.00        945,375           4.5          3.14       110,000          2.78
$4.81-$7.38        984,375           3.9          6.20       313,667          6.44
$8.00-$12.50       627,000           4.1          9.04        49,000          9.81
                 ---------     ---------     ---------     ---------     ---------
$1.31-$12.50     3,543,750           3.5          4.63     1,399,667          3.15
                 =========                                 =========

SPECIAL STOCK OPTIONS AND STOCK AWARDS

     The Company has issued special stock options outside of the fixed stock option plans. As of December 31, 2000, there are a total of 1,824,031 special stock options outstanding. These options have exercise prices ranging from $2.00 to $9.75 per share and 872,793 of such options are currently exercisable. In 2000, a total of 583,334 special stock options were exercised with an average exercise price of $3.22.

     In 2000, pursuant to various employment and separation agreements, the Company issued 50,000 shares of common stock and changed the terms of certain stock options. The fair value of the stock award and the change in terms of the stock options was $758,000 and was charged to earnings in 2000.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     In November 1999, pursuant to an employment agreement with the appointment of a new President and Chief Executive Officer, the Company issued 200,000 shares of common stock and options to purchase 400,000 shares of common stock at an exercise price of $6.75 per share. The stock options vest over three years and expire after five years. Options to purchase an additional 400,000 shares of common stock were also issued which will become exercisable upon the achievement of certain performance-based goals. The options were granted at an exercise price below fair market value on the date of grant. The fair value of the stock award and stock options was $1.7 million and is being charged to earnings over the vesting period, if any.

     In January 1999, the Company issued 50,000 restricted shares and options to purchase 200,000 shares of common stock at an exercise price of $5.50 per shares to a newly hired executive. The Company also awarded 5,000 shares and options to purchase a total of 4,000 shares of common stock at an exercise price of $5.50 per share to several employees. The restricted stock vests over a one-year period and the stock options generally vest over a two year period and expire five years from the grant date. The options were granted at exercise prices below fair market value on the date of grants. The fair value of the stock awards and stock options was $1.4 million and was charged to earnings over the vesting period, if any.

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

     In 1998, a consultant received options to purchase 25,000 shares of common stock at an exercise price of $7.75 per share. These options are immediately exercisable. The Company also granted in 1998 to another consultant options to purchase 25,000 shares of common stock at an exercise price of $8.25 per share and a stock award of 10,000 shares of common stock. The options and stock award vest over a two year period. The fair value of the awards to the two consultants at the date of grant was $251,000 and was charged to earnings over the vesting period, if any.

     In January 1996, the Company issued options to two members of the Company's Board of Directors to purchase 200,000 shares of the Company's common stock at a price of $2.50 per share for five years. In 2000, a total of 40,000 options were exercised. The expiration date was subsequently extended by five years to January 2006. In March 1999, the Company issued options to a newly appointed member of the Board of Directors to purchase 250,000 shares of the Company's common stock at a price of $9.75 per share. These options vest over a two year period and expire five years from the grant date. None of these options have been exercised as of December 31, 2000.

PRO FORMA DISCLOSURE

     The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. The exercise price of each option granted pursuant to the fixed stock option plans is typically equal to the market price of the Company's common stock on the date of grant. Accordingly, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                      2000            1999            1998
                                   ----------      ----------      ----------

Net loss           As reported     $  (15,400)     $  (35,719)     $   (6,075)
                   Pro forma       $  (21,111)     $  (38,293)     $   (6,684)

Loss per share     As reported     $     (.66)     $    (1.88)     $     (.44)
                   Pro forma       $     (.91)     $    (2.02)     $     (.49)

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used to estimate the value of the options included in the pro forma amounts and the weighted average estimated fair value of an option granted are as follows:

                                             2000          1999          1998
                                           --------      --------      --------

Expected option term (years)                      5             5             5
Expected volatility                            82.2%         60.4%         52.7%
Risk-free interest rate                         5.8%          5.9%          4.9%
Weighted average fair value per option     $   3.60      $   4.69      $   1.08

COMMON STOCK PURCHASE WARRANTS

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

         In 1999, pursuant to the terms of the Warrant and Underwriter Warrant agreements, the number of shares of common stock purchasable upon the exercise of each warrant increased to 1.068 and the exercise price per share decreased from $2.20 to $2.11. As of December 31, 2000, there are 1,426,500 Remaining Modified Warrants entitling the warrant holders to purchase 1,523,573 shares of common stock at an exercise price of $2.20 per share. Members of the Company's Board of Directors hold 1,380,000 of the Remaining Modified Warrants.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next eight years. Certain of these operating leases provide the Company with the option, after the initial lease term, to either purchase the property or renew the lease. Total rent expense for all operating leases amounted to approximately $490,000 in 2000, $381,000 in 1999 and $280,000 in 1998.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Minimum payments for operating leases having initial or remaining non-cancellable terms in excess of one year are as follows (in thousands):

      YEAR
      ----
      2001                                                     $    616
      2002                                                          417
      2003                                                          400
      2004                                                          201
      2005                                                           60
      Remainder                                                     160
                                                               --------
           Total minimum lease payments                           1,854
           Less sub-rental income                                  (363)
                                                               --------
           Net minimum lease payments                          $  1,491
                                                               ========

     The Company and Balfour Investors Inc. ("Balfour") are parties to a License Agreement, dated as of October 26, 1994, with respect to a portion of the office space leased by the Company in New York City. The Chairman and Vice Chairman of the Company's Board of Directors are the only shareholders of Balfour. The term of the License Agreement commenced on January 1, 1995 and will expire on June 30, 2004, unless sooner terminated pursuant to law or the terms of the License Agreement. The License Agreement provides for Balfour to pay to the Company a portion of the rent paid by the Company under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. As of December 31, 2000, Balfour's share of rent and other costs was 12.5%. The base rent payable by Balfour under the License Agreement is approximately $2,000 per month.

     The Company leases a 12,000 square foot facility in Bangor, Northern Ireland from the former owner of Absec. The lease agreement expires in August, 2008. Annual lease payments amount to $60,000.

     In April 1996, a Consent Decree among the Company, the United States Environmental Protection Agency and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14.4 million plus interest to the United States and the Commonwealth of Pennsylvania. Through December 31, 2000, the Company has made principal payments aggregating $12.8 million. Further payments totaling $1.7 million, including interest, will be made to the United States Environmental Protection Agency over the next two years. The remaining annual payments are $862,000 in 2001 and $823,000 in 2002.

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

NOTE 8 - SEGMENT DATA

     As a result of the disposition of certain operations (See Note 9) and because the Company predominantly operates in one industry, that being the deployment of smart card solutions which facilitate secure access and transactions, the Company reports as a single segment. Sales by geographical areas for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                    2000         1999         1998
                  --------     --------     --------
United States     $  1,160     $  1,245     $      3
Europe               4,029          614           --
Far East               126           37           --
Rest of world          228           34           --
                  --------     --------     --------
                  $  5,543     $  1,930     $      3
                  ========     ========     ========

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






     The Company has operations in the United States and United Kingdom. Identifiable assets by country as of December 31, 2000 and 1999 are as follows (in thousands):

                                2000         1999
                              --------     --------
United States                 $ 25,547     $ 30,804
United Kingdom                   2,866        3,176
                              --------     --------
                              $ 28,413     $ 33,980
                              ========     ========


NOTE 9 - DISCONTINUED OPERATIONS

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

     Following the substantial completion of the disposition plans, the Company revised its estimates of proceeds and expenses and recognized a gain of $4.3 million in the third quarter of 2000 primarily related to the sale of Greenwald and Greenwald Intellicard. The amounts the Company will ultimately realize from its discontinued operations could differ from the amounts estimated and could therefore result in additional charges or gains in future periods.

     The results of the operations of Greenwald, Greenwald Intellicard, Amazing, Greystone and OSM have been reflected as discontinued operations. Certain operating information with respect to discontinued operations for the year ended December 31, 2000, are summarized as follows (in thousands):

     Net sales                                                $  13,330
     Cost of sales                                                8,349
     Operating expenses                                           5,850
     Goodwill amortization                                          695
     Interest expense, net                                            7
     Loss from discontinued operations                           (1,571)

     The loss from discontinued operations for the year ended December 31, 2000 of $1.6 million was charged against the disposition reserve for the disposal of these operations.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Summarized balance sheet information with respect to the discontinued operations as of December 31, 2000 is as follows (in thousands):

     Current assets                                           $     243
     Non-current assets                                           2,223
     Current liabilities and disposition reserves                (3,913)
                                                              ----------
     Net liabilities of discontinued operations               $  (1,447)
                                                              ==========


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

NOTE 11 - SUPPLEMENTAL INFORMATION

     Changes in operating assets and liabilities reflected in the Consolidated Statements of Cash Flows are net of acquisitions of businesses and consisted of the following for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                    2000          1999          1998
                                  --------      --------      --------

Trade receivables                 $     88      $   (387)     $     17
Inventories                           (714)          (84)           (3)
Other current assets                   152           (32)          219
Other assets                          (374)          649           131
Trade accounts payable              (1,333)        1,175           424
Accrued liabilities                   (607)        2,307           139
Other non-current liabilities         (300)       (1,065)       (1,353)
                                  --------      --------      --------
                                  $ (3,088)     $  2,563      $   (426)
                                  ========      ========      ========

Acquisition of businesses in the Consolidated Statements of Cash Flows is net of cash acquired and includes debt assumed and immediately repaid. Cash paid for interest during 2000, 1999 and 1998 was $137,000, $191,000 and $224,000,
respectively. No income taxes were paid in 2000, 1999 and 1998. Non-cash investing activities include the acquisitions of Tritheim, Amazing, Greystone, Absec and Greenwald Intellicard for shares of common stock and options valued at $696,000, $17.8 million and $9.7 million in 2000, 1999 and 1998, respectively, as described in Note 2.

Other assets as of December 31, 2000 and 1999 consisted of the following (in thousands):

                               2000         1999
                             --------     --------

Investment in TecSec         $  5,044     $     --
Intangible pension asset          971          603
Deposits                           16           10
                             --------     --------
                             $  6,031     $    613
                             ========     ========

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Other current liabilities as of December 31, 2000 and 1999 consisted of the following (in thousands):

                                                 2000         1999
                                               --------     --------

Pension liability                              $  1,032     $  1,032
Payroll and other employee benefits               1,302          890
Net liabilities of discontinued operations        1,447           --
Environmental obligation                            783          946
Accrued severance and other                       1,947        3,134
                                               --------     --------
                                               $  6,511     $  6,002
                                               ========     ========

Other non-current liabilities as of December 31, 2000 and 1999 consisted of the following (in thousands):

                                                   2000         1999
                                                 --------     --------

Pension liability and other retiree benefits     $  5,074     $  4,883
Environmental obligation                              783        1,567
Other                                                 153          224
                                                 --------     --------
                                                 $  6,010     $  6,674
                                                 ========     ========

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To the Shareholders of PubliCARD, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of PubliCARD, Inc. and subsidiary companies included in this Form 10-K and have issued our report thereon dated March 20, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



                                       /s/ Arthur Andersen LLP


Stamford, Connecticut
March 20, 2001

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                     Additions
                                                            --------------------------
                                                            Charged to
                                              Balance        Costs and                                       Balance
                                             January 1       Expenses       Other (1)    Deductions (2)    December 31
                                             ----------     ----------      ----------   --------------    -----------
                                                                      (in thousand of dollars)
Year ended December 31, 2000:
     Allowance for doubtful accounts                 92             28              12            (43)             89

     Reserve for discontinued operations          4,141         (4,275)             --          4,047           3,913


Year ended December 31, 1999:
     Allowance for doubtful accounts                 38             53               9             (8)             92

     Reserve for discontinued operations          1,218          5,000              --         (2,077)          4,141


Year ended December 31, 1998:
     Allowance for doubtful accounts                 --             --              39             (1)             38

     Reserve for discontinued operations          1,376             --              --           (158)          1,218




(1) Other changes for the allowance for doubtful accounts represents reserves established against receivables of certain acquired businesses at the date of acquisition in 1998 and 1999 and a reclass of reserve balances from other accounts in 2000.

(2) Deductions for allowance for doubtful accounts represent the write-offs of account receivable. Deductions for discontinued operations represent charges and payments to reserves offset by net gains credited to reserves for asset dispositions in 2000.