Form 10-K/A
period 2000-12-31
PUBLICARD INC
filed 2001-04-30
CIK 81050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

AS OF APRIL 23, 2001, THE AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $30,059,000.

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 23, 2001: 24,237,402

                    Documents Incorporated By Reference: NONE

                                    PART III

Items 10, 11, 12 and 13 are hereby amended in their entirety as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company currently has six directors, all of whom were elected at the Annual Meeting of Shareholders held on September 26, 2000. All directors serve until the next election of directors or until their successors have been elected and have qualified. There is no family relationship between any of the directors and executive officers of the Company.

     Set forth below as to each director of the Company is information regarding age (as of April 15, 2001), position with the Company, principal occupation, business experience, period of service as a director of the Company and directorships currently held.

     HARRY I. FREUND: Age 61; Director of PubliCARD since April 12, 1985, Chairman of the Board of Directors since December 1985 and Chairman of PubliCARD since October 1998. Since 1975, Mr. Freund has been Chairman of Balfour Investors Inc., a merchant-banking firm that had previously been engaged in a general brokerage business ("Balfour").

     JAY S. GOLDSMITH: Age 57; Director of PubliCARD since April 12, 1985, Vice Chairman of the Board of Directors since December 1985 and Vice Chairman of PubliCARD since October 1998. Since 1975, Mr. Goldsmith has been President of Balfour.

     CLIFFORD B. COHN: Age 49; Director of PubliCARD since July 31, 1980, and was Vice President of Government Affairs of PubliCARD from April 1, 1982 to November 20, 1984. Mr. Cohn is the principal of Cohn & Associates, a law firm in Philadelphia, Pennsylvania, established in 1978.

     JAN-ERIK ROTTINGHUIS: Age 53; President, Chief Executive Officer and Director of PubliCARD effective in early 2000. Prior to joining PubliCARD, since 1993, Mr. Rottinghuis had been employed by VeriFone, Inc., a subsidiary and part of the Internet Business Unit of Hewlett Packard Company, most recently as Vice President, Worldwide Sales. Prior to joining VeriFone, he was responsible for sales, marketing and business development with Polaroid Europe, acting as General Manager of Polaroid France and as Director of European Sales and Marketing. Prior to that, Mr. Rottinghuis held various positions in international marketing and business development for Wang Laboratories in Boston and France, and provided strategic management consultancy to the diverse clientele of Bain & Company, also in Boston.

     L. G. SCHAFRAN: Age 62; Director of PubliCARD since December 3, 1986. Mr. Schafran is the Managing General Partner of L.G. Schafran & Associates, a real estate investment and development firm established in 1984. He was Chairman of the Executive Committee of Dart Group Corporation from 1994 to October 1997 and a director of Dart (and its publicly-traded subsidiaries) from 1993 to October 1997. Mr. Schafran is a director of Tarragon Realty Advisors Inc., Chairman of the Board of Delta-Omega Technologies, Inc. and interim Chief Executive Officer and Chairman of the Board since October 2000 of Banyan Strategic Realty Trust.

     HATIM A. TYABJI: Age 56; Director of PubliCARD since March 16, 1999. Mr. Tyabji was the Chairman, Chief Executive Officer and President of VeriFone, Inc. from September 1986 until March 1998. He served from 1998 to 2000 as the Chairman and Chief Executive Officer of Saraide.com, which provides mobile data services for the Internet and the wireless communications industry. Mr. Tyabji is a director of Ariba Inc., Best Buy, eFunds, SmartDisk Corporation and is Chairman of the Board of DataCard Group.

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

                           SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION           LONG-TERM COMPENSATION

                                                                           RESTRICTED        OPTIONS/           ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR          SALARY      BONUS (1)        STOCK          SARs (2)          COMPENSATION
---------------------------        ----          ------      ---------        -----          --------          ------------
Harry I. Freund  (3)                 2000    $312,500        $   --              --           200,000          $15,000(6)
Chairman                             1999     325,000            --              --                --           15,000(6)
                                     1998     325,000            --              --                --           15,000(6)

Jay S. Goldsmith (3)                 2000     312,500            --              --           200,000           22,966(6)
Vice Chairman                        1999     325,000            --              --                --           22,966(6)
                                     1998     325,000            --              --                --           22,966(6)

Jan-Erik Rottinghuis  (4)            2000     343,750       100,000              --           230,000            5,604(6)
President, Chief Executive           1999      25,228            --              --           800,000(7)     1,475,000(7)
Officer and Director

M. Richard Phillimore  (5)           2000     325,000        66,875              --            22,500            5,100(8)
Executive Vice President  -          1999     311,458       100,000          50,000(8)        200,000(8)       143,781(8)
Strategy

Antonio L. DeLise                    2000     250,000        78,875              --           107,500            6,549(9)
Vice President, Chief                1999     195,000       100,000              --                --            5,713(9)
Financial Officer and Secretary      1998     183,611       100,000              --            75,000            5,861(9)

(1) Reflects bonus earned during the fiscal year. In some instances, all or a portion of the bonus was paid during the next fiscal year.
(2)  Options to acquire shares of common stock.
(3) On November 1, 1998, Messrs. Freund and Goldsmith were appointed executive officers of PubliCARD with the titles of Chairman and Vice Chairman, respectively. Prior to such time, Messrs. Freund and Goldsmith were directors of PubliCARD with the titles of Chairman of the Board and Vice Chairman of the Board, respectively; titles and positions which they still hold in addition to their positions as executive officers of PubliCARD. For the period prior to November 1, 1998, Messrs. Freund and Goldsmith received compensation from PubliCARD in their capacities as directors of PubliCARD and for serving as Chairman of the Board and Vice Chairman of the Board, respectively, at the rate of $325,000 per year. Commencing November 1, 1998, Messrs. Freund and Goldsmith have received compensation from PubliCARD at the same rate in their capacities as executive officers. Effective October 1, 2000, the annual salary of each Messrs. Freund and Goldsmith was reduced to $275,000.
(4) Mr. Rottinghuis was appointed President and Chief Executive Officer of the Company by the Company's Board of Directors on November 5, 1999, effective early in the year 2000.
(5)  Mr. Phillimore was Executive Vice President-Strategy through February 2001.
(6) Represents life insurance premiums paid on behalf of Mr. Freund, Mr. Goldsmith and Mr. Rottinghuis.
(7) Pursuant to an employment letter dated November 2, 1999, Mr. Rottinghuis was awarded 200,000 shares of common stock and options to purchase a total of 800,000 shares of common stock. The dollar value of the 200,000 shares of common stock has been included under the caption "All Other Compensation."
(8) Pursuant to an employment agreement, Mr. Phillimore was awarded 50,000 shares of restricted common stock, options to purchase 200,000 shares of common stock and a $140,000 signing bonus. The restricted shares vested on January 19, 2000. The caption "All Other Compensation" includes the $140,000 signing bonus in 1999 and $3,781 and $5,100 in contributions to PubliCARD's 401(k) plan in 1999 and 2000, respectively.
(9) Consists of $4,800, $4,800 and $5,100 in contributions to PubliCARD's 401(k) plan for 1998, 1999 and 2000, respectively, and $1,061, $913 and
     $1,449 for term life and disability insurance payments paid on behalf of Mr. DeLise for 1998, 1999 and 2000, respectively.

                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning grants to purchase shares of common stock to the following persons during the fiscal year ended December 31, 2000:


                                                                                                POTENTIAL REALIZABLE VALUE AT
                                              PERCENT OF                                             ASSUMED ANNUAL RATES
                                            TOTAL OPTIONS      EXERCISE                                 OF STOCK PRICE
                               OPTIONS        GRANTED TO      PRICE PER        EXPIRATION              APPRECIATION FOR
              NAME              GRANTED       EMPLOYEES         SHARE             DATE            FIVE YEAR OPTION TERM (1)
              ----              -------       ---------         -----             ----            -------------------------

                                                                                                      5%             10%
                                                                                                      --             ---
    Harry I. Freund               200,000         8.0%         $8.56            1/19/2005        $473,132      $1,045,498
    Jay S. Goldsmith              200,000         8.0%          8.56            1/19/2005         473,132       1,045,498
    Jan-Erik Rottinghuis          230,000         9.2%          3.28             6/7/2005         208,427         460,569
    M. Richard Phillimore          12,500          .5%          3.28             6/7/2005          11,328          25,031
                                   10,000          .4%          1.50           12/22/2010           4,144           9,158
    Antonio DeLise                 75,000         3.0%          9.50            1/24/2005         196,851         434,988
                                   12,500          .5%          3.28             6/7/2005          11,328          25,031
                                   10,000          .4%          2.69            9/14/2005           7,425          16,407
                                   10,000          .4%          1.50           12/22/2010           4,144           9,158

    --------------------------------

(1) The potential realizable value is calculated from the closing price of common stock on the date of grant to executive officers. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of the common stock and overall market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

    AGGREGATE STOCK OPTION EXERCISES IN FISCAL YEAR 2000 AND FISCAL YEAR-END
                                  OPTION VALUES

     The following table sets forth certain information as of December 31, 2000 concerning exercisable and unexercisable stock options held by the following persons:

                                   SHARES                    NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                  ACQUIRED                    UNEXERCISED OPTIONS AT FISCAL      IN-THE-MONEY OPTIONS AT FISCAL
                                     ON          VALUE               YEAR END                            YEAR END (1)
               NAME               EXERCISE      REALIZED    EXERCISABLE       UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
               ----               --------      --------    -----------       -------------                     -------------

    Harry I. Freund.............     325,000    $1,014,062      216,912(2)           200,000         $28,723                 -


    Jay S. Goldsmith............     325,000     1,014,062      216,912(2)           200,000          28,723                 -

    Jan-Erik Rottinghuis........          --            --      333,332              696,668              --                 -

    M. Richard Phillimore......           --            --      100,000              122,500              --             1,250

    Antonio DeLise.............       25,000        23,443      135,000               97,500           3,125             1,250

    --------------------------------

(1) These values are based on the December 31, 2000 closing price for PubliCARD's common stock on the Nasdaq National Market of $1.625 per share.

(2) Excludes shares of common stock which may be acquired by Messrs. Freund and Goldsmith through the exercise of stock purchase warrants in the amounts of 668,801 and 744,930, respectively.

                               STOCK OPTION PLANS

     Under the 1993 Long-Term Incentive Plan and the Non-employee Director Stock Option Plan adopted by shareholders of the Company in 1994 and the 1999 Long-Term Incentive Plan and 1999 Stock Option Plan for Non-employee Directors adopted by shareholders of the Company in 1999, the Company may grant stock options, restricted stock options, stock appreciation rights, performance awards and other stock-based awards equivalent to up to 7,300,000 shares of common stock. As of December 31, 2000, a total of 1,639,750 shares of common stock in the aggregate were currently available for grant under the stock option plans.

     The plans are administered by the Board of Directors and/or the Compensation Committee of the Board of Directors of the Company. Subject to the express provisions of the plans, the Board of Directors has full and final authority to determine the terms of all awards granted under the plans including
(a) the purchase price of the shares covered by each award, (b) whether any payment will be required upon grant of the award, (c) the individuals to whom, and the time at which, awards shall be granted, (d) the number of shares to be subject to each award, (e) when an award can be exercised and whether in whole or in installments, (f) whether the exercisability of the awards is subject to risk of forfeiture or other condition and (g) whether the stock issued upon exercise of an award is subject to repurchase by the Company, and the terms of such repurchase.

                             STOCK OPTION AGREEMENTS

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

     In April 1985, the Company issued 1.6 million shares of common stock at $2.50 per share in a private placement. Under the terms of the related agreement, Balfour, the agent for the purchasers, received options to buy 400,000 shares of PubliCARD's common stock at an exercise price of $2.50 per share for five years, which period was subsequently extended by ten years. Balfour subsequently transferred the options to Messrs. Freund and Goldsmith. In 2000, these options were exercised.

     In January 1996, PubliCARD issued options to Messrs. Cohn and Schafran to buy a total of 200,000 shares of PubliCARD's common stock at an exercise price of $2.50 per share for five years. In 2000, a total of 40,000 options were exercised. The expiration date on the remaining options was subsequently extended by five years to January 2006.

     On January 18, 1999, the Company granted stock options to purchase an aggregate of 200,000 shares of common stock to Mr. Phillimore. 100,000 of those options are exercisable for five years beginning January 19, 2000 at an exercise price of $5.50 per share. The remaining 100,000 of those options are exercisable for five years beginning January 19, 2001 at an exercise price of $5.50 per share.

     On March 16, 1999, the Company granted stock options to purchase an aggregate of 250,000 shares of common stock to Mr. Tyabji. 125,000 of those options are exercisable for four years beginning March 16, 2000 at an exercise price of $9.75 per share. The remaining 125,000 of those options are exercisable for three years beginning March 16, 2001 at an exercise price of $9.75 per share.

     On November 2, 1999, the Company entered into an option agreement with Mr. Rottinghuis in connection with his appointment as the Company's President and Chief Executive Officer, effective in early 2000. Pursuant to the option agreement, the Company granted options to purchase 400,000 shares of common stock at an exercise price equal to $6.75 per share. These options become exercisable 133,333 on November 2, 2000, 133,333 on November 2, 2001 and 133,334 on November 2, 2002. If Mr. Rottinghuis' employment is terminated by Mr. Rottinghuis for good reason or by the Company other than for cause (as each such term is defined in Mr. Rottinghuis' employment agreement), these options will become exercisable in full. See Executive Compensation Employment and Change in Control Agreements. Unless sooner terminated, these options will expire on November 2, 2004.

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

     In February 2001, the stock options held by Messrs. Rottinghuis, Tyabji and Phillimore referenced in the previous paragraphs were cancelled pursuant to the stock option re-pricing program. Replacement options will be issued to each of them in respect of such cancelled options on August 20, 2001 as described above.

                   EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

     On November 2, 1999, the Company entered into an employment agreement with Mr. Rottinghuis, pursuant to which he began to serve as President and Chief Executive Officer of the Company, effective in early 2000, and pursuant to which the Company agreed to nominate Mr. Rottinghuis to serve on the Company's board of directors. The employment agreement provides that Mr. Rottinghuis' compensation will consist of $350,000 per year plus an annual bonus in an amount to be determined by the Company's board of directors, but not less than $100,000. Effective October 1, 2000, Mr. Rottinghuis annual salary was reduced to $325,000.

     Pursuant to the employment agreement, on November 2, 1999, the Company issued to Mr. Rottinghuis (i) 200,000 shares of its common stock to compensate him for economic losses he suffered as a result of terminating his prior employment and (ii) options to acquire 400,000 shares of common stock. The employment agreement also provides that Mr. Rottinghuis will be eligible to receive an option to acquire 400,000 additional shares of common stock, which will become exercisable upon the achievement of certain performance-based goals. See "Executive Compensation Stock Option Agreements."

     The term of Mr. Rottinghuis' employment with the Company is three years, unless sooner terminated in accordance with the terms of the employment agreement. The employment agreement may be terminated (a) upon the death of Mr. Rottinghuis, (b) upon the disability of Mr. Rottinghuis, (c) for cause or (d) for good reason (as each such term is defined in the employment agreement).

     In August 1987, the Company entered into change of control agreements with each of Messrs. Freund and Goldsmith, which provide for payments to them under certain circumstances following a change of control of the Company. These agreements were not adopted in response to any specific acquisition of shares of PubliCARD or any other event threatening to bring about a change of control of the Company. For purposes of the agreements, a change of control is defined as any of the following: (a) the Company ceasing to be a publicly owned corporation having at least 2,000 shareholders, (b) any person or group acquiring in excess of 30% of the voting power of the Company's securities, (c) Messrs. Freund, Goldsmith, Cohn and Schafran and any other director designated as a "continuing director" prior to his election as a director by a majority of the foregoing persons (the "continuing directors") ceasing for any reason to constitute at least a majority of the board of directors, (d) the Company merging or consolidating with any entity, unless approved by a majority of the Continuing Directors or (e) the sale or transfer of a substantial portion of PubliCARD's assets to another entity, unless approved by a majority of the Continuing Directors.

     In the event one of the above-named individuals (a) is terminated as an employee of the Company for any reason other than conviction of a felony or any act of fraud or embezzlement, (b) is disabled for six consecutive months or dies, (c) is not elected and maintained in the office which he now occupies, (d) is not included by the board of directors in the slate of directors recommended to shareholders, (e) receives a reduction in his salary or fringe benefits, (f) experiences a change in his place of employment or is required to travel excessively or (g) experiences other substantial, material and adverse changes in conditions under which the individual's services are to be rendered, within three years following a change of control, the individual will be entitled to receive in a lump sum within 10 days of the date of discontinuance, a payment equal to 2.99 times the individual's average annual compensation for the shorter of (a) the five years preceding the change of control, or (b) the period the individual received compensation from PubliCARD for personal services. Assuming a change of control of the Company and the discontinuance of an individual's services were to occur at the present time, payments in the following amounts, assuming there are no "excess parachute payments" as defined in the Internal Revenue Code of 1986 (the "Code"), would be made pursuant to the change of control agreements: Mr. Freund $964,000; and Mr. Goldsmith $964,000. In the event any such payment, either alone or together with others made in connection with the individual's discontinuance, is considered to be an excess parachute payment, the individual is entitled to receive an additional payment in an amount which, when added to the initial payment, results in a net benefit to the individual, after giving effect to excise taxes imposed by Section 4999 of the Code and income taxes on such additional payment, equal to the initial payment before such additional payment. Since the change of control agreements would require large cash payments to be made by any person or group effecting a change of control of PubliCARD, absent the assent of a majority of the Continuing Directors, these agreements may discourage hostile takeover attempts of PubliCARD.

     The change of control agreements would have expired on December 1, 2000 but have been and will continue to be automatically extended for a period of one year on each December 1, unless terminated by either party prior to any December
1. In the event a change of control occurs while the change of control agreements are in effect, the term of such agreements will automatically be extended to three years from the date of the change of control and the foregoing renewal option will become inapplicable.

                  INFORMATION CONCERNING THE BOARD OF DIRECTORS

     Through September 30, 2000, directors who were not officers of the Company were paid $2,500 per month for services as directors and, in addition, $750 per day for each meeting of the board or of shareholders that they attend without regard to the number of meetings attended each day. Effective October 1, 2000, the monthly retainer and per diem fees were suspended.

     On November 1, 1998, Messrs. Freund and Goldsmith were appointed executive officers of the Company with the titles of Chairman and Vice Chairman, respectively. Prior to such time, Messrs. Freund and Goldsmith were directors of the Company with the titles of Chairman of the Board and Vice Chairman of the Board, respectively; titles and positions which they still hold in addition to their positions as executive officers of the Company. For the period prior to November 1, 1998, Messrs. Freund and Goldsmith received compensation from the Company solely in their capacities as directors of the Company. As Chairman of the Board and Vice Chairman of the Board, pursuant to informal arrangements with the Company, Messrs. Freund and Goldsmith each received annual compensation at the rate of $325,000 per year. Commencing November 1, 1998, Messrs. Freund and Goldsmith have received compensation from the Company at the same rate in their capacities as executive officers. Effective October 1, 2000, the annual salary of each Messrs. Freund and Goldsmith was reduced to $275,000.

     Messrs. Freund and Goldsmith are each party to an agreement with the Company providing for payments to them under certain circumstances following a change in control of the Company. See "Employment and Change in Control Agreements."

     The Company and Balfour are parties to a License Agreement, dated as of October 26, 1994 (the "License Agreement"), with respect to a portion of the office space leased by the Company in New York City. The Chairman and Vice Chairman of the Company's Board of Directors are the only shareholders of Balfour. The term of the License Agreement commenced on January 1, 1995 and will expire on June 30, 2004, unless sooner terminated pursuant to law or the terms of the License Agreement. The License Agreement provides for Balfour to pay to the Company an amount equal to 40% of the rent paid by the Company under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. Due to space utilization adjustments, Balfour 's share of rent and other costs is currently 12.5%. The base rent payable by Balfour under the License Agreement is approximately $2,500 per month.

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

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors, which consists entirely of outside directors, reviews the compensation of key employees of the Company. The present members of the Compensation Committee are Clifford B. Cohn (Chairman) and L.G. Schafran. See Item 13-Certain Relationships and Related Transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information is furnished as of April 15, 2001 with respect to each class of equity securities of the Company beneficially owned by each person who owns of record or is known by the Company to own beneficially more than 5% of the common stock of the Company and by all directors, nominees and officers and by all directors, nominees and officers as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective shareholders of the Company and the directors, nominees and officers.



                                                           Beneficial Ownership
                                                           of Shares of Common
                                                               Stock as of
                  Name                    Position           April 15, 2001        (1)           Percent of Class  (1)
      Taube Hodson Stonex            N/A                         2,995,000         (2)               12.4%
      Partners Limited
      27 ST. James Place
      London SW1A 1NR
      United Kingdom

      Harry I. Freund                Director and                2,048,930         (3)               8.1%
      c/o PubliCARD, Inc.            Chairman of
      620 5th Avenue                 the Board
      Rockefeller Center
      New York, NY 10020

      Jay S. Goldsmith               Director and Vice           2,092,620         (4)               8.3%
      c/o PubliCARD, Inc.            Chairman of the
      620 5th Avenue                 Board
      Rockefeller Center
      New York, NY 10020

      Jan-Erik Rottinghuis           President, Chief             266,667          (5)               1.1%
                                     Executive Officer
                                     and Director

      Clifford B. Cohn               Director                     239,373          (6)           Less than 1%

      L.G. Schafran                  Director                     366,159          (7)               1.5%

      Hatim A. Tyabji                Director                     30,000           (8)           Less than 1%

      M. Richard Phillimore          Executive Vice               50,000                         Less than 1%
                                     President - Strategy

      Antonio L. DeLise              Vice President,              152,000          (9)           Less than 1%
                                     Chief Financial
                                     Officer and
                                     Secretary

      William Volmuth                Vice President,              10,000                         Less than 1%
                                     Chief Technology
                                     Officer

      All directors, nominees and                             5,255,749            (10)              19.6%
      officers as a group (9
      persons)


(1) Calculated in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.
(2) Based on statements on Schedule 13G filed with the SEC on October 11, 1999 and on Form 4 filed with the SEC on January 2, 2001. Taube Hodson Stonex Partners Limited is a discretionary investment advisor to J. Rothschild Assurance Life Fund, St. James Place International Unit Trust, J. Rothschild Assurance Pension Fund, J. Rothschild International Assurance Managed Fund, J. Rothschild International Assurance US$ Managed Fund, TDG Funds Limited, GAM Worldwide Fund and The Partners Fund. Taube Hodson Stonex Partners Limited has power to vote and direct the vote and power to dispose and direct the disposition of shares held by such funds.
(3) Includes shares of common stock which may be acquired by Mr. Freund within 60 days as follows: 216,912 shares through the exercise of stock options and 688,861 shares through the exercise of stock purchase warrants. Also includes 5,454 shares of common stock held by Mr. Freund's spouse over which Mr. Freund has shared voting and investment power but as to which he disclaims any beneficial interest and includes 286,625 shares that may be deemed to be owned beneficially by Mr. Freund which are held by Balfour for its clients in discretionary accounts, as to which Mr. Freund disclaims beneficial ownership. Messrs. Freund and Goldsmith are Chairman and President, respectively, and the only shareholders of Balfour. The discretionary clients of Balfour have the sole power to vote and direct the vote of the shares held in their account. Balfour and its discretionary clients have shared power to dispose of or direct the disposition of the shares held in such clients' accounts. At present, Balfour has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the Company's common stock for all of its discretionary clients. Also includes 13,000 shares that may be deemed to be owned beneficially by Mr. Freund which are held by the Balfour Defined Benefit Pension Plan (the "Plan"), for which Mr. Freund is a Trustee and Plan Administrator and in which he participates. Mr. Freund disclaims ownership of 5,850 shares of such 13,000 shares.
(4) Includes shares of common stock which may be acquired by Mr. Goldsmith within 60 days as follows: 216,912 shares through the exercise of stock options and 744,930 shares through the exercise of stock purchase warrants. Also includes 1,250 shares of common stock held by Mr. Goldsmith's spouse over which Mr. Goldsmith has shared voting and investment power but as to which he disclaims any beneficial interest, and includes 286,625 shares that may be deemed to be owned beneficially by Mr. Goldsmith which are held by Balfour for its clients in discretionary accounts as to which Mr. Goldsmith disclaims beneficial ownership (see Note 3 above). Also includes 13,000 shares that may be deemed to be owned beneficially by Mr. Goldsmith which are held by the Plan, of which Mr. Goldsmith is a Trustee and Plan Administrator and in which he participates. Mr. Goldsmith disclaims ownership of 7,280 shares of common stock held by the Plan.
(5) Mr. Rottinghuis became the Company's President and Chief Executive Officer in early 2000. Pursuant to the employment agreement between Mr. Rottinghuis and the Company, the Company issued 200,000 shares of common stock to Mr. Rottinghuis on November 2, 1999. Includes 66,667 shares which may be acquired by Mr. Rottinghuis within 60 days through the exercise of stock options. See "Employment and Change in Control Agreements."
(6) Includes 172,059 shares which may be acquired by Mr. Cohn within 60 days through the exercise of stock options.
(7) Includes 212,059 shares which may be acquired by Mr. Schafran within 60 days through the exercise of stock options. Also includes 114,050 shares of common stock and 40,050 shares that may be acquired through the exercise of stock purchase warrants held by Mr. Schafran's spouse as to which Mr. Schafran disclaims any beneficial interest.
(8) Includes 30,000 shares which may be acquired Mr. Tyabji within 60 days through the excercise of stock options.
(9) Includes 125,000 shares which may be acquired by Mr. DeLise within 60 days through the exercise of stock options.
(10) Includes shares of common stock which may be acquired by such persons within 60 days as follows: 1,039,609 shares through the exercise of stock options and 1,473,841 shares through the exercise of stock purchase warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Employment and Change in Control Agreements" and "Information Concerning the Board of Directors" in Item 11 and the notes to the table under Security Ownership of Certain Beneficial Owners in Item 12 for information with respect to information required by this Item.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PUBLICARD, INC.
                                         -----------------------------------
                                         (Registrant)

    Date: April 30, 2001          By:    /s/ Antonio L. DeLise
         ----------------                --------------------------------------
                                         Antonio L. DeLise, Vice President,
                                         Chief Financial Officer, Secretary and
                                         Principal Accounting Officer