Form 10-Q
period 2001-03-31
PUBLICARD INC
filed 2001-05-11
CIK 81050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ___.

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


  Number of shares of Common Stock outstanding as of May 11, 2001: 24,237,402

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS AS OF
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                       MARCH 31,       DECEMBER 31,
                                                                         2001              2000
                                                                         ----              ----
                                                                      (unaudited)
                          ASSETS

Current assets:
     Cash, including short-term investments of $12,899 in
          2001 and $16,820 in 2000                                    $  13,138          $  17,049
     Trade receivables, less allowance for doubtful accounts
          (2001 - $108, 2000 - $89)                                       1,512              1,632
     Inventories                                                          2,194              1,617
     Other                                                                  440                461
                                                                      ---------          ---------
          Total current assets                                           17,284             20,759
                                                                      ---------          ---------

Equipment and leasehold improvements, net                                 1,540              1,623
Goodwill                                                                  8,111              8,766
Other assets                                                              6,056              6,031
                                                                      ---------          ---------
                                                                      $  32,991          $  37,179
                                                                      =========          =========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                           $   1,157          $   1,080
     Accrued liabilities                                                  6,108              6,511
                                                                      ---------          ---------
          Total current liabilities                                       7,265              7,591

Other non-current liabilities                                             5,896              6,010
                                                                      ---------          ---------

          Total liabilities                                              13,161             13,601
                                                                      ---------          ---------


Shareholders' equity:
     Class A Preferred Stock, Second Series, no par value:
          1,000 shares authorized; 790 issued and outstanding             3,950              3,950
     Common shares, $0.10 par value: 40,000,000 shares
          authorized; 24,237,402 shares issued as of
          March 31, 2001 and December 31, 2000                            2,424              2,424
     Additional paid-in capital                                         107,265            107,300
     Accumulated deficit                                                (93,519)           (90,010)
     Other comprehensive loss                                              (220)                --
     Unearned compensation                                                  (70)               (86)
                                                                      ---------          ---------
          Total shareholders' equity                                     19,830             23,578
                                                                      ---------          ---------
                                                                      $  32,991          $  37,179
                                                                      =========          =========


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                   FOR THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                      2001                     2000
                                                      ----                     ----
Net sales                                        $      1,520             $      1,551

Cost of sales                                             832                      738
                                                 ------------             ------------

     Gross margin                                         688                      813
                                                 ------------             ------------

Operating expenses:
     General and administrative                         1,302                    1,793
     Sales and marketing                                1,293                    1,842
     Product development                                  922                      802
     Stock compensation                                    15                      426
     Goodwill amortization                                660                      660
                                                 ------------             ------------
                                                        4,192                    5,523
                                                 ------------             ------------
     Loss from operations                              (3,504)                  (4,710)
                                                 ------------             ------------

Other income (expenses):
     Interest income                                      207                      188
     Interest expense                                     (19)                     (38)
     Cost of pensions - non-operating                    (216)                    (211)
     Other income                                          23                       --
                                                 ------------             ------------
                                                           (5)                     (61)
                                                 ------------             ------------

Net loss                                         $     (3,509)            $     (4,771)
                                                 ============             ============


Basic loss per common share                      $       (.14)            $       (.21)
                                                 ============             ============

Weighted average shares outstanding                24,237,402               22,681,195
                                                 ============             ============


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED MARCH 31, 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)




                                                            Common Shares                                    Other
                                           Class A          -------------       Additional                 Comprehen-     Unearned
                                          Preferred      Shares                  Paid-in     Accumulated      sive       Compensa-
                                            Stock        Issued        Amount    Capital       Deficit    Income (loss)     tion
                                          ---------    ----------      ------   ---------    -----------  -------------  ---------

Balance - December 31, 2000                $3,950      24,237,402      $2,424   $ 107,300      $(90,010)      $  --         $(86)

Private placement costs                        --              --          --         (35)           --          --           --
Amortization of unearned compensation          --              --          --          --            --          --           16
Comprehensive Income:
 Net loss                                      --              --          --          --        (3,509)         --           --
 Foreign currency translation adjustment       --              --          --          --            --        (220)          --
                                           ------      ----------      ------   ---------      --------       -----         ----

Balance - March 31, 2001                   $3,950      24,237,402      $2,424   $ 107,265      $(93,519)      $(220)        $(70)
                                           ======      ==========      ======   =========      ========       =====         ====


                                                          Other
                                            Share-      Comprehen-
                                           holders'        sive
                                            Equity    Income (loss)
                                           --------   -------------

Balance - December 31, 2000                $ 23,578      $    --

Private placement costs                         (35)          --
Amortization of unearned compensation            16           --
Comprehensive Income:
 Net loss                                    (3,509)      (3,509)
 Foreign currency translation adjustment       (220)        (220)
                                           --------      -------

Balance - March 31, 2001                   $ 19,830      $(3,729)
                                           ========      =======


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               2001          2000
                                                                               ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss from continuing operations                                         $ (3,509)     $ (4,771)
     Adjustments to reconcile loss to net cash
          Used in continuing operations
          Goodwill amortization                                                   660           660
          Stock compensation expense                                               16           426
          Depreciation                                                             70            81
          Changes in operating assets and liabilities                          (1,154)       (1,025)
                                                                             --------      --------
              Net cash used in continuing operations                           (3,917)       (4,629)

     Loss from discontinued operations
          Non-cash charges                                                         --           442
          Change in net assets of discontinued operations                         (91)       (1,549)
                                                                             --------      --------
                Net cash used in discontinued operations                          (91)       (1,107)
                                                                             --------      --------
                     Net cash used in operating activities                     (4,008)       (5,736)
                                                                             --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                         (14)         (151)
     Investment in TecSec, Incorporated                                           (25)           --
                                                                             --------      --------
                   Net cash used in continuing operations                         (39)         (151)

     Proceeds from discontinued operations                                        176             1
     Capital expenditures from discontinued operations                             --          (159)
                                                                             --------      --------
                Net cash provided by (used in) discontinued operations            176          (158)
                                                                             --------      --------
                     Net cash provided by (used in) operating activities          137          (309)
                                                                             --------      --------

Cash flows from financing activities:
     Issuance of common shares pursuant to stock option exercises                  --           762
     Costs incurred from private placement of Class A Preferred Stock             (35)           --
     Repayment of notes payable from discontinued operations                       --           (43)
                                                                             --------      --------
                     Net cash provided by (used in) financing activities          (35)          719
                                                                             --------      --------

Effect of exchange rate changes on cash and cash equivalents                       (5)           --
                                                                             --------      --------

Net decrease in cash                                                           (3,911)       (5,326)
Cash - beginning of period                                                     17,049        18,236
                                                                             --------      --------
Cash - end of period                                                         $ 13,138      $ 12,910
                                                                             ========      ========


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

      PubliCARD, Inc. ("PubliCARD" or the "Company") was incorporated in the Commonwealth of Pennsylvania in 1913. PubliCARD entered the smart card industry in early 1998, and began to develop solutions for the conditional access, security, payment system and data storage needs of industries utilizing smart card technology. In 1998 and 1999, the Company made a series of acquisitions to enhance its position in the smart card industry. In March 2000, PubliCARD's Board of Directors, together with its management team, determined to integrate its operations and focus on deploying smart card solutions which facilitate secure access and transactions. To effect this new business strategy, in March 2000, the Board of Directors adopted a plan of disposition pursuant to which the Company divested its non-core operations. See Note 5 for a discussion on the disposition plan.

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

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of March 31, 2001 and the results of their operations and cash flows for the three months ended March 31, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000, as amended.

EARNINGS (LOSS) PER COMMON SHARE

   Basic net income (loss) per common share is based on net income divided by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options, warrants and convertible preferred stock at the later of the beginning of the year or date of issuance. Diluted net income (loss) per share was not computed for 2001 and 2000 as the effect of stock options, warrants and convertible preferred stock were antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by SFAS Nos. 137 and 138. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. To date, the Company has had no investments in derivative financial instruments and has not engaged in hedging activities. Accordingly, the Company has determined the application of SFAS No. 133 does not have an impact on its financial position, results of operations or cash flows.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INVENTORIES

    Inventories are stated at lower of cost (first-in, first-out method) or market. The Company evaluates the need to record adjustments for impairment of inventory on a quarterly basis. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are managements estimates related to the Company's production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. Inventories as of March 31, 2001 and December 31, 2000 consisted of the following (in thousands):

                                                       2001                2000
                                                      ------              ------
Raw materials and supplies                            $  696              $  750
Finished goods                                         1,498                 867
                                                      ------              ------
                                                      $2,194              $1,617
                                                      ======              ======

NOTE 2 - ACQUISITIONS

   In December 2000, the Company acquired a 3.5% ownership interest in TecSec, Incorporated ("TecSec") for $5.0 million. TecSec, a Virginia corporation, develops and markets smart card-based encryption products and solutions, which will enable the next generation information security for the enterprise, multi-enterprise e-business and other markets. The TecSec investment has been accounted for at cost and could be subject to write-down in future periods if it is determined that the investment is impaired and not recoverable.

NOTE 3 - STOCK OPTIONS

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

NOTE 4 - SEGMENT DATA

   As a result of the disposition of certain operations (See Note 5) and because the Company predominantly operates in one industry, that being the deployment of smart card solutions which facilitate secure access and transactions, the Company reports as a single segment. Sales by geographical areas for the three months ended March 31, 2001 and 2000 are as follows (in thousands):

                                                    2001                   2000
                                                   ------                 ------
United States                                      $  635                 $  164
Europe                                                822                  1,261
Far East                                               27                     61
Rest of world                                          36                     65
                                                   ------                 ------
                                                   $1,520                 $1,551
                                                   ======                 ======

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The Company has operations in the United States and United Kingdom. Identifiable assets by country as of March 31, 2001 and December 31, 2000 are as follows (in thousands):

                                                    2001                   2000
                                                    ----                   ----
    United States                                 $22,430                $25,547
    United Kingdom                                  2,450                  2,866
                                                  -------                -------
                                                  $24,880                $28,413
                                                  =======                =======

NOTE 5 - DISCONTINUED OPERATIONS

   In March 2000, the Company's Board of Directors adopted a plan to dispose of the operations of the Company's Greenwald Industries Inc. ("Greenwald"), Greenwald Intellicard, Inc. (Greenwald Intellicard), Greystone Peripherals, Inc. ("Greystone") and Amazing Smart Card Technologies, Inc. ("Amazing") subsidiaries. These subsidiaries design, manufacture and distribute mechanical and smart card laundry solutions, hard disk duplicators and smart cards. In the fourth quarter of 1999, the Company recorded a loss of $2.0 million related to the disposition plan, net of the expected gain on the disposition of these businesses. The loss provision was based on estimates of the proceeds expected to be realized on the dispositions and the results of operations through the disposition or wind-down dates.

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

   The results of the operations of Greenwald, Greenwald Intellicard, Amazing and Greystone have been reflected as discontinued operations. Summarized balance sheet information with respect to the discontinued operations as of March 31, 2001 is as follows (in thousands):

    Current assets                                                      $   140
    Non-current assets                                                    2,223
    Current liabilities and disposition                                  (3,895)
                                                                        -------
    reserves
    Net assets of discontinued operations                               $(1,532)
                                                                        =======

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

   Changes in operating assets and liabilities reflected in the Consolidated Statements of Cash Flows are net of acquisitions of businesses and consisted of the following for the three months ended March 31, 2001 and 2000 (in thousands):


                                                      2001               2000
                                                     -------            -------
    Trade receivables                                $    54            $  (267)
    Inventories                                         (618)              (492)
    Other current assets                                (120)               158
    Other assets                                          (5)               (78)
    Trade accounts payable                               101                171
    Accrued liabilities                                 (457)              (724)
    Other non-current liabilities                       (109)               207
                                                     -------            -------
                                                     $(1,154)           $(1,025)
                                                     =======            =======

Cash paid for interest during 2000 was $6,000 and no cash was paid for interest in 2001. No income taxes were paid in 2000 and 1999. Non-cash investing activities include the acquisition of the remaining interest in Greenwald Intellicard for shares of common stock and options valued at $696,000 in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     THREE MONTHS ENDED MARCH 31, 2001 AND 2000

   Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contains forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of PubliCARD preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," "intends," "plans" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. You should understand that such statements made under "Factors That May Affect Future Results" and elsewhere in this document could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements.

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

- In November 1998, PubliCARD acquired Tritheim, which develops conditional access and security products for the software industry, computers and the electronic information and digital video broadcast, also known as DVB, industry.

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

      In December 2000, the Company acquired a 3.5% ownership interest in TecSec for $5.0 million. TecSec, a Virginia corporation, develops and markets smart card-based encryption products and solutions, which will enable the next generation information security for the enterprise, multi-enterprise e-business and other markets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

   SALES. Consolidated net sales decreased slightly to $1.5 million in 2001 compared to $1.6 million for 2000. The decrease in the first quarter sales is primarily attributed to lower closed environment solution sales in Europe offset by increased shipments of smart card readers for security applications.

   GROSS MARGIN. Gross margin as a percentage of net sales decreased to 45% in 2001 from 52% in 2000. The decrease is attributed to the a percentage of sales derived from smart card reader solutions which generally command a lower gross margin than closed environment solutions.

   SALES AND MARKETING EXPENSES. Sales and marketing expenses were $1.3 million in 2001 compared to $1.8 million in 2000. The decrease is mainly due to headcount reductions throughout 2000 and 2001 and lower consulting expenses for market research and corporate branding.

   PRODUCT DEVELOPMENT EXPENSES. Product development expenses include expenses associated with the development of new products and enhancements to existing products. Product development expenses amounted to $922,000 in 2001 compared to $802,000 in 2000. Expenses increased in 2001 primarily due to contract engineering services for the ongoing integrated circuits, reader and software solution development efforts.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended March 31, 2001 decreased by approximately 27% to $1.3 million from $1.8 million for 2000. The decrease was due to lower corporate expenditures, which consisted primarily of legal, consulting and professional fees, and headcount reductions.

   STOCK COMPENSATION EXPENSE. Stock-based compensation recorded in 2000 and 2001 principally related to the change in terms of stock options awarded to two former employees of the Company and the issuance of stock awards and below market stock option grants to two executives hired in 1999.

   GOODWILL AMORTIZATION. Goodwill and other intangibles associated with the Tritheim and Absec acquisitions are being amortized over a five-year period. Amortization amounted to $660,000 in 2001 and 2000.

   OTHER INCOME AND EXPENSE. Interest income increased slightly to $207,000 for 2001 from $188,000 for 2000 principally due to higher cash balances. Interest expense, which principally relates to interest on the remaining environmental obligation (see below), decreased to $19,000 in 2001 compared to $38,000 in 2000.

LIQUIDITY

   The Company has financed its operations over the last two years primarily through the sale of common and preferred stock and the sale of non-core businesses. During the quarter ended March 31, 2001, cash, including short-term investments, decreased by $3.9 million to $13.1 million as of March 31, 2001.

   Operating activities from continuing operations utilized cash of $3.9 million for the three months ended March 31, 2001 and principally consisted of the loss from continuing operations of $3.5 million and an increase in net operating assets and liabilities of $1.2 million offset by non-cash charges of $746,000 for goodwill amortization, stock compensation expense and depreciation. Operating activities from discontinued operations utilized $91,000 of cash.

   Investing activities provided cash of $137,000 in 2001 and consisted principally of proceeds from the sale of discontinued operations offset partially by capital expenditures and closing costs associated with the Company's December 2000 investment in TecSec.

   Financing activities utilized cash of $35,000 in 2001 and consisted of closing costs in connection with the Company's December 2000 private placement of common and preferred stock. The effect of exchange rate changes on cash and cash equivalents reduced cash by $5,000.

   During the first quarter of 2001, the Company's capital expenditures from continuing operations totaled $34,000. The Company anticipates that its level of capital expenditures for 2001 will approximate the prior year. The Company has not entered into any material commitments for acquisitions or capital expenditures and has the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures during 2001 with its available cash resources.

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

      - In April 1996, a consent decree (the "Consent Decree") among the Company, the United States Environmental Protection Agency and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14.4 million plus interest to the United States and Commonwealth of Pennsylvania. Through March 31, 2001, the Company has made principal payments aggregating $12.8 million. Further payments totaling $1.7 million, including interest, will be made to the United States Environmental Protection Agency in the amounts of $862,000 due April 2001 and $823,000 due April 2002.

      - The Company sponsors a defined benefit pension plan, which was frozen in 1993. As of December 31, 2000, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $5.4 million. The annual contribution to the plan is expected to be approximately $1.2 million in 2001 and beyond.

   The Company believes that its current cash balance and expected cash flows will satisfy working capital, new product development, sales and marketing expansion and capital expenditures for at least the next 12 months. However, if during this period or thereafter, the Company is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company or at all, the Company may be required to scale back the scope of its business plan, which would have a material adverse effect on the Company's financial condition or results of operations. The Company cannot make any assurances that it will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to finance the Company's business plan or at all.

   As of March 31, 2001, the value of the Company's investment in TecSec, a privately held company, was $5.0 million. This investment has been accounted for at cost and could be subject to write-down in future periods if it is determined that the investment is permanently impaired and not recoverable. TecSec is currently evaluating alternative sources of financing to meet ongoing capital and operating needs. If TecSec is not successful in obtaining sufficient capital on acceptable terms or at all, the Company's investment in TecSec could be permanently impaired and subject to a significant write-down.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

      WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, AND WE HAVE ONGOING FUNDING OBLIGATIONS. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 1998, 1999, 2000 and for the three months ended March 31, 2001, of approximately $8.4 million, $16.7 million, $19.7 million and $3.5 million, respectively. In addition, we experienced negative cash flow from continuing operating activities of $5.6 million, $8.5 million, $18.7 million and $3.9 million in 1998, 1999, 2000 and for the three months ended March 31, 2001, respectively.

      We expect that our businesses will require on-going funding to support the expansion of sales and marketing efforts, new product development, working capital growth and capital expenditures. Also, we will need to fund our new initiatives in the broadband market before we can reasonably expect to derive any significant revenues from this market.

      We also have continuing obligations to fund payments due under the Consent Decree and an underfunded pension plan. As of March 31, 2001, we were required to make future aggregate payments of $1.7 million through April 2002 in connection with the Consent Decree. Consistent with the general practices of environmental enforcement agencies, the Consent Decree does not eliminate our potential liability for remediation of contamination that had not been known at the time of the settlement. We sponsor a defined benefit pension plan, which was frozen in 1993. As of December 31, 2000, the present value of the accrued benefit liabilities of our pension plan exceeded the plan's assets by approximately $5.4 million. In addition to the $1.2 million we expect to contribute to the plan in 2001, we are obligated to make continued contributions to the plan in accordance with the rules and regulations prescribed by the Employee Retirement Income Security Act of 1974. Future contribution levels depend in large measure on the mortality rate of plan participants and the investment return on the plan assets.

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

      THE MARKET'S ACCEPTANCE OF OUR PRODUCTS IS UNCERTAIN. Demand for, and market acceptance of, our smart card reader, application specific integrated circuits ("ASICs") and software solutions are subject to a high level of uncertainty due to rapidly changing technology, new product introductions and changes in customer requirements and preferences. The success of our products or any future products also depends upon our ability to enhance our existing products and to develop and introduce new products and technologies to meet customer requirements. We face the risk that our current and future products will not achieve market acceptance.

      Our solutions are designed to provide secure electronic commerce, access control and security for various digital platforms. The markets for secure access and transaction management applications are still emerging, and if the benefits are not perceived sufficient or if alternative technologies are more widely accepted, then the demand for our solutions may not grow and our business and operating results would be materially and adversely affected.

      WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in our business. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business. For the three months ended March 31, 2001, two customers represented approximately 22% of our net sales and no customer represented more than 10% of our accounts receivable balance as of March 31, 2001.

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

      WE HAVE A LIMITED NUMBER OF SUPPLIERS OF KEY COMPONENTS. We rely on a limited number of suppliers for key components for our products. For example, we purchase embedded chips for ASICs exclusively from the Atmel Corporation. Our reliance on one supplier could impose several risks, including an inadequate supply of chips, price increases, long lead times, late deliveries and poor quality. Disruption or termination of the supply of these chips could delay the delivery of our products, which could have a material adverse effect on our business and operating results. These delays could damage our relationship with current and prospective customers.

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

      -     price; and

      -     product performance in the field.

   Our ability to develop new products also depends upon the success of our research and development efforts. Our research and development expenditures for the three months ended March 31, 2001 were $922,000 and we may need to devote substantially more resources to our research and development efforts in the future. We cannot assure you that these expenditures will lead to the development of viable products.

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

      Section 382 of the Internal Revenue Code provides that when a company undergoes an "ownership change," that company's use of its net operating losses is limited in each subsequent year. An

"ownership change" occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company's stock as compared to that shareholder's lowest percentage ownership during the preceding three-year period exceeds fifty percentage points. For purposes of this rule, certain shareholders who own less than five percent of a company's stock are aggregated and treated as a single five-percent shareholder. We may issue a substantial number of shares of our stock in connection with public and private offerings in the future. In addition, the exercise of outstanding warrants and options to purchase shares of our common stock may require us to issue additional shares of our common stock. The issuance of a significant number of shares of stock could result in an "ownership change." If we were to experience such an "ownership change," we estimate that we would not be able to use a substantial amount of our available federal net operating loss carryforwards to reduce our taxable income.

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

      Patent disputes are common in technology related industries. We cannot assure you that we will have the financial resources to enforce or defend a patent infringement or proprietary rights action. As the number of products and competitors in the smart card market grows, the likelihood of infringement claims also increases. Any claim or litigation may be time consuming and costly, cause product shipment delays or require us to redesign our products or enter into royalty or licensing agreements. Any of these events would have a material adverse effect on our business and operating results. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology, duplicate our products or design around patents or other intellectual property rights.

      IF THIRD PARTIES DO NOT DEPLOY OUR TECHNOLOGY AND CREATE A MARKET FOR DIGITAL COMMERCE, OUR BUSINESS WILL BE HARMED. Relationships with leading content, technology and commerce service providers are critical to our success. Our business and operating results would be harmed to the extent our strategic partnerships fail, in whole or in part, to:

      -     deploy our technology;

      -     develop an infrastructure to conduct business through e-commerce;
            and

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

      OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISK ASSOCIATED WITH OPERATING IN FOREIGN MARKETS, INCLUDING FLUCTUATIONS IN CURRENCY EXCHANGE RATES, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION. International sales represented approximately 58% of total sales for the three months ended March 31, 2001. Because we derive a substantial portion of our business outside the United States, we are subject to certain risks associated with operating in foreign markets including the following:

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

   Federal, state and local regulations impose various environmental controls on the discharge of chemicals and gases, which may be used in our present or future assembly processes. Moreover, changes in such environmental rules and regulations may require us to invest in capital equipment and implement compliance programs in the future. Any failure by us to comply with environmental rules and regulations, including the discharge of hazardous substances, would subject us to liabilities and would materially adversely affect our operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange rate risk

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

Market Risk

      We are exposed to market risk primarily through short-term investments. Our investment policy calls for investment in short-term, low risk instruments. As of March 31, 2001, short-term investments (principally U.S. Treasury bills) were $12.9 million. Due to the nature of these investments, any decrease in rates would not have a material impact on our financial condition or results of operations.

Investment Risk

      As of March 31, 2001, the value of our investment in TecSec, a privately held company, was $5.0 million. This investment has been accounted for at cost and could be subject to write-down in future periods if it is determined that the investment is permanently impaired and not recoverable. TecSec is currently evaluating alternative sources of financing to meet ongoing capital and operating needs. If TecSec is not successful in obtaining sufficient capital on acceptable terms or at all, our investment in TecSec could be permanently impaired and subject to a significant write-down.


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

None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PUBLICARD, INC.
                                             (Registrant)



Date: May 11, 2001                           /s/ Jan-Erik Rottinghuis
                                             Jan-Erik Rottinghuis, President
                                             and Chief Executive Officer

                                             /s/ Antonio L. DeLise
                                             Antonio L. DeLise, Chief Financial
                                             Officer, Secretary and Principal
                                             Accounting Officer