Form 10-Q
period 2001-06-30
PUBLICARD INC
filed 2001-08-14
CIK 81050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    No      .
    -----     -----


 Number of shares of Common Stock outstanding as of August 14, 2001: 24,128,402

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS AS OF
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                                      JUNE 30,       DECEMBER 31,
                                                                                                        2001             2000
                                                                                                        ----             ----
                                                                                                     (unaudited)
                                        ASSETS

Current assets:
     Cash, including short-term investments of $8,427 in 2001 and $16,820 in 2000                     $   8,472        $  17,049
     Trade receivables, less allowance for doubtful accounts (2001 - $94, 2000 - $89)                     1,403            1,632
     Inventories                                                                                          1,272            1,617
     Other                                                                                                1,247              461
                                                                                                      ---------        ---------
          Total current assets                                                                           12,394           20,759
                                                                                                      ---------        ---------

Equipment and leasehold improvements, net                                                                   894            1,623
Goodwill                                                                                                  3,307            8,766
Other assets                                                                                              6,063            6,031
                                                                                                      ---------        ---------
                                                                                                      $  22,658        $  37,179
                                                                                                      =========        =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                                           $     867        $   1,080
     Accrued liabilities                                                                                  4,398            6,511
                                                                                                      ---------        ---------
          Total current liabilities                                                                       5,265            7,591

Other non-current liabilities                                                                             4,936            6,010
                                                                                                      ---------        ---------

          Total liabilities                                                                              10,201           13,601
                                                                                                      ---------        ---------


Shareholders' equity:
     Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized;
          790 issued and outstanding                                                                      3,950            3,950
     Common shares, $0.10 par value: 40,000,000 shares authorized; 24,128,402 and
          24,237,402 shares issued as of June 30, 2001 and December 31, 2000, respectively                2,413            2,424
     Additional paid-in capital                                                                         107,056          107,300
     Accumulated deficit                                                                               (100,679)         (90,010)
     Other comprehensive loss                                                                              (255)               -
     Unearned compensation                                                                                  (28)             (86)
                                                                                                      ---------        ---------
          Total shareholders' equity                                                                     12,457           23,578
                                                                                                      ---------        ---------
                                                                                                      $  22,658        $  37,179
                                                                                                      =========        =========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              FOR THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            JUNE 30,                              JUNE 30,
                                                     2001               2000              2001               2000
                                                     ----               ----              ----               ----

Net sales                                        $     1,339        $     1,091        $     2,859        $     2,642

Cost of sales                                            661                621              1,493              1,359
                                                 -----------        -----------        -----------        -----------

     Gross margin                                        678                470              1,366              1,283
                                                 -----------        -----------        -----------        -----------

Operating expenses:
     General and administrative                        1,225              1,679              2,526              3,472
     Sales and marketing                               1,207              1,954              2,500              3,797
     Product development                                 918              1,373              1,840              2,175
     Stock compensation                                   42                183                 58                608
     Goodwill amortization                               660                660              1,320              1,319
     Repositioning charge                              6,085                  -              6,085                  -
                                                 -----------        -----------        -----------        -----------
                                                      10,137              5,849             14,329             11,371
                                                 -----------        -----------        -----------        -----------
     Loss from operations                             (9,459)            (5,379)           (12,963)           (10,088)
                                                 -----------        -----------        -----------        -----------

Other income (expenses):
     Interest income                                     110                111                317                299
     Interest expense                                    (21)               (20)               (40)               (58)
     Cost of pensions - non-operating                   (165)              (201)              (381)              (413)
     Other income                                         25                  -                 48                  -
                                                 -----------        -----------        -----------        -----------
                                                         (51)              (110)               (56)              (172)
                                                 -----------        -----------        -----------        -----------

Net loss from continuing operations                   (9,510)            (5,489)           (13,019)           (10,260)
                                                 -----------        -----------        -----------        -----------

Discontinued operations                                2,350                  -              2,350                  -
                                                 -----------        -----------        -----------        -----------

Net loss                                         $    (7,160)       $    (5,489)       $   (10,669)       $   (10,260)
                                                 ===========        ===========        ===========        ===========

Basic loss per common share:
     Continuing operations                       $      (.40)       $      (.24)       $      (.54)       $      (.45)
     Discontinued operations                             .10                  -                .10                  -
                                                 -----------        -----------        -----------        -----------
                                                 $      (.30)       $      (.24)       $      (.44)       $      (.45)
                                                 ===========        ===========        ===========        ===========

Weighted average shares outstanding               24,210,152         23,192,500         24,221,831         22,917,886
                                                 ===========        ===========        ===========        ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                         Common Shares
                                                    Class A              -------------            Additional
                                                   Preferred        Shares                         Paid-in       Accumulated
                                                     Stock          Issued          Amount         Capital         Deficit
                                                     -----          ------          ------         -------         -------

Balance - December 31, 2000                       $    3,950      24,237,402      $    2,424      $  107,300      $  (90,010)

Repurchase of Common Shares                                         (109,000)            (11)           (207)              -
Private placement costs                                    -               -               -             (37)              -
Amortization of unearned compensation                      -               -               -               -               -
Comprehensive Income:
 Net loss                                                  -               -               -               -         (10,669)
 Foreign currency translation adjustment                   -               -               -               -               -
                                                  ----------      ----------      ----------      ----------      ----------

Balance - June 30, 2001                           $    3,950      24,128,402      $    2,413      $  107,056      $ (100,679)
                                                  ==========      ==========      ==========      ==========      ==========


                                                    Other           Unearned
                                                   Comprehen-       Compensa-        Share-        Comprehen-
                                                      sive          ---------       holders'          sive
                                                      loss             tion          Equity           loss
                                                  -------------        ----          ------       -------------

Balance - December 31, 2000                         $        -      $      (86)     $   23,578      $        -

Repurchase of Common Shares                                  -               -            (218)              -
Private placement costs                                      -               -             (37)              -
Amortization of unearned compensation                        -              58              58               -
Comprehensive Income:
Net loss                                                     -               -         (10,669)        (10,669)
Foreign currency translation adjustment                   (255)              -            (255)           (255)
                                                    ----------      ----------      ----------      ----------

Balance - June 30, 2001                             $     (255)     $      (28)     $   12,457      $  (10,924)
                                                    ==========      ==========      ==========      ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                              2001            2000
                                                                                            --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss from continuing operations                                                        $(13,019)       $(10,260)
     Adjustments to reconcile loss to net cash used in continuing operations:
          Goodwill amortization                                                                1,320           1,319
          Stock compensation expense                                                              58             608
          Depreciation                                                                           164             123
          Repositioning charge                                                                 6,085               -
          Changes in operating assets and liabilities                                         (3,194)         (2,317)
                                                                                            --------        --------
              Net cash used in continuing operations                                          (8,586)        (10,527)

     Income from discontinued operations                                                       2,350               -
     Adjustments to reconcile income to net cash used in discontinued operations:
          Non-cash (gain) charge for discontinued operations                                  (2,350)            914
          Change in net assets of discontinued operations                                        (95)         (4,101)
                                                                                            --------        --------
              Net cash used in discontinued operations                                           (95)         (3,187)
                                                                                            --------        --------
                   Net cash used in operating activities                                      (8,681)        (13,714)
                                                                                            --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                        (24)           (475)
     Other                                                                                       (25)              -
                                                                                            --------        --------
               Net cash used in continuing operations                                            (49)           (475)

     Proceeds from discontinued operations                                                       194          21,143
     Capital expenditures of discontinued operations                                               -            (167)
                                                                                            --------        --------
               Net cash provided by discontinued operations                                      194          20,976
                                                                                            --------        --------
                   Net cash provided by operating activities                                     145          20,501
                                                                                            --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common shares pursuant to stock option exercises                                  -             958
     Costs incurred from private placement of Class A Preferred Stock                            (37)              -
     Repayment of notes payable from discontinued operations                                       -            (940)
                                                                                            --------        --------
                   Net cash (used in) provided by financing activities                           (37)             18
                                                                                            --------        --------

Effect of exchange rate changes on cash and cash equivalents                                      (4)              -
                                                                                            --------        --------

Net (decrease) increase in cash                                                               (8,577)          6,805
Cash - beginning of period                                                                    17,049          18,236
                                                                                            --------        --------
Cash - end of period                                                                        $  8,472        $ 25,041
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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

            PubliCARD, Inc. ("PubliCARD" or the "Company") was incorporated in the Commonwealth of Pennsylvania in 1913. PubliCARD entered the smart card industry in early 1998, and began to develop solutions for the conditional access, security, payment system and data storage needs of industries utilizing smart card technology. In 1998 and 1999, the Company made a series of acquisitions to enhance its position in the smart card industry. In March 2000, PubliCARD's Board of Directors, together with its management team, determined to integrate its operations and focus on deploying smart card solutions which facilitate secure access and transactions. To effect this new business strategy, in March 2000, the Board of Directors adopted a plan of disposition pursuant to which the Company divested its non-core operations. See Note 6 for a discussion on the disposition plan.

            At present, PubliCARD, through its Infineer subsidiaries, is a smart card technology company, which provides infrastructure products and solutions to facilitate secure access and transactions. The Company's products and solutions include integrated circuits, smart card readers and software systems. PubliCARD sells its products and solutions to customers for deployment in enterprise security and transactions management applications. In July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board of Directors decided to shift the Company's strategic focus. While the Board remains confident in the long-term prospects of the smart card business, the timing of public sector and corporate initiatives utilizing the Company's smart card reader and chip products had become more uncertain. Given the lengthened time horizon, the Board did not believe it would be prudent to continue to invest the Company's current resources, including its $8.5 million in cash, in the ongoing development and marketing of these technologies. Accordingly, the Board determined that shareholders' interests will be best served by pursuing strategic alliances with one or more companies that have the resources to capitalize more fully on the Company's smart card reader and chip-related technologies. In connection with this shift in the Company's strategic focus, workforce reductions and other measures will be implemented to achieve cost savings. See Note 2 for a discussion on the repositioning charge associated with this action. The Board also authorized management to seek acquisitions of businesses in areas outside the technology sectors in which the Company has recently been engaged, so as to diversify its asset base. The Company will continue to develop and market its closed environment smart card transaction solutions to the educational and corporate campus markets through its U.K. based Infineer Ltd. subsidiary, which represented 73 percent of consolidated revenues for the first half of 2001.

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of June 30, 2001 and the results of their operations and cash flows for the three and six months ended June 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000, as amended.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business
Combinations"("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").

        SFAS No. 141 addresses financial accounting and reporting for business combinations. This new statement requires that all business combinations be accounted for using one method (the purchase method), intangible assets be recognized apart from goodwill if they meet certain criteria and disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

        SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment based on the specific guidance of this statement. In addition, this statement requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. The Company will adopt this statement on January 1, 2002. The Company is in the process of determining the impact of this pronouncement, if any, on the Company's financial position and results of operations.

INVENTORIES

        Inventories are stated at lower of cost (first-in, first-out method) or market. The Company evaluates the need to record adjustments for impairment of inventory on a quarterly basis. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. Inventories as of June 30, 2001 and December 31, 2000 consisted of the following (in thousands):

                                         2001          2000
                                         ----          ----

Raw materials and supplies             $   614       $   750
Finished goods                             658           867
                                       -------       -------
                                       $ 1,272       $ 1,617
                                       =======       =======

NOTE 2 - REPOSITIONING CHARGE

        As discussed in Note 1, in July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board decided to shift the Company's strategic focus. The Board authorized management to pursue strategic alliances with one or more companies that have the resources to capitalize more fully on PubliCARD's smart card reader and chip-related technologies. Accordingly, the Company recorded a charge of $6.1 million in the second quarter of 2001, representing the write-off of goodwill of $4.1 million, inventory of $1.3 million and fixed assets of $630,000 associated with this action. In the third quarter of 2001, the Company expects to record an additional charge related to work force reductions and other repositioning actions in the range of $1.0 million to $1.5 million.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT IN TECSEC, INCORPORATED

        In December 2000, the Company acquired a 3.5% ownership interest in TecSec, Incorporated, a Virginia corporation ("TecSec"), for $5.0 million. TecSec develops and markets smart card-based encryption products and solutions, which are designed to enable the next generation information security for the enterprise, multi-enterprise e-business and other markets. The TecSec investment has been accounted for at cost and could be subject to write-down in future periods if it is determined that the investment is impaired and not recoverable.

NOTE 4 - STOCK OPTIONS

        In February 2001, the Company concluded a stock option re-pricing program whereby a total of approximately 3.3 million stock options were cancelled. Pursuant to the program, employees and directors voluntarily elected to cancel stock options held with an exercise price that exceeded $4.81 per share. In return, on August 20, 2001, the Company expects to grant replacement stock options to employees and directors who agreed to cancel their options in February 2001. The replacement stock options are expected generally to contain the same terms and conditions of the cancelled stock options and will have an exercise price equal to the closing price of the Company's common stock on August 20, 2001.

NOTE 5 - SEGMENT DATA

        As a result of the disposition of certain operations (See Note 6) and because the Company predominantly operates in one industry, that being the deployment of smart card solutions which facilitate secure access and transactions, the Company reports as a single segment. Sales by geographical areas for the six months ended June 30, 2001 and 2000 are as follows (in thousands):


                             2001          2000
                             ----          ----

United States              $ 1,102       $   302
Europe                       1,617         2,173
Far East                        27            31
Rest of world                  113           136
                           -------       -------
                           $ 2,859       $ 2,642
                           =======       =======

        The Company has operations in the United States and United Kingdom. Identifiable assets by country as of June 30, 2001 and December 31, 2000 are as follows (in thousands):


                             2001           2000
                             ----           ----

United States              $ 16,949       $ 25,547
United Kingdom                2,402          2,866
                           --------       --------
                           $ 19,351       $ 28,413
                           ========       ========

NOTE 6 - DISCONTINUED OPERATIONS

        In March 2000, the Company's Board of Directors adopted a plan to dispose of the operations of the Company's Greenwald Industries Inc. ("Greenwald"), Greenwald Intellicard, Inc. ("Greenwald Intellicard"), Greystone Peripherals, Inc. ("Greystone") and Amazing! Smart Card Technologies, Inc. ("Amazing") subsidiaries. These subsidiaries designed, manufactured and distributed mechanical and smart card laundry solutions, hard disk duplicators and smart cards. In the fourth quarter of 1999, the Company recorded a loss of $2.0 million related to the disposition plan, net of the expected gain

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on the disposition of these businesses. The loss provision was based on estimates of the proceeds expected to be realized on the dispositions and the results of operations through the disposition or wind-down dates.

        On June 29, 2000, the Company completed the sale of substantially all of the assets of Greenwald and Greenwald Intellicard to The Eastern Company ("Eastern") for $22.5 million in cash less $1.75 million held in escrow to secure the payment of certain indemnification obligations. As part of the transaction, Eastern assumed certain liabilities of Greenwald and Greenwald Intellicard, including certain contractual liabilities, accounts payable and accrued liabilities. In the third quarter of 2000, the Company recognized a gain of $4.3 million principally related to the sale of Greenwald and Greenwald Intellicard.

        In the second quarter of 2001, the Company revised its estimates of proceeds and expenses associated with the wind-down of Amazing and Greystone, which has been substantially completed, and recognized a gain of $2.4 million, which had been previously deferred pending resolution of certain contingencies. The amounts the Company will ultimately realize from its discontinued operations could differ from the amounts estimated and could therefore result in additional charges or gains in future periods.

        The results of the operations of Greenwald, Greenwald Intellicard, Amazing and Greystone have been reflected as discontinued operations. Summarized balance sheet information with respect to the discontinued operations as of June 30, 2001 is as follows (in thousands):

Current assets                                           $    43
Non-current assets                                         2,213
Current liabilities and disposition reserves              (1,670)
                                                         -------
Net assets of discontinued operations                    $   586
                                                         =======


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

        Changes in operating assets and liabilities reflected in the Consolidated Statements of Cash Flows are net of acquisitions of businesses and consisted of the following for the six months ended June 30, 2001 and 2000 (in thousands):

                                              2001            2000
                                              ----            ----

Trade receivables                          $    132        $    184
Inventories                                  (1,022)           (645)
Other current assets                           (344)            (55)
Other assets                                    (12)            (24)
Trade accounts payable                         (181)            (92)
Accrued liabilities                            (700)           (963)
Other non-current liabilities                (1,067)           (722)
                                           --------        --------
                                           $ (3,194)       $ (2,317)
                                           ========        ========

        Cash paid for interest for the six months ended June 30, 2001 and 2000 was $69,000 and $96,000, respectively. No income taxes were paid in 2001 and 2000. Non-cash investing activities include the acquisition of the remaining interest in Greenwald Intellicard for shares of common stock and options valued at $696,000 in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

OVERVIEW

            At present, PubliCARD, through its Infineer subsidiaries, is a smart card technology company, which provides infrastructure products and solutions to facilitate secure access and transactions. The Company's products and solutions include integrated circuits, smart card readers and software systems. PubliCARD sells its products and solutions to customers for deployment in enterprise security and transactions management applications. In July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board of Directors decided to shift the Company's strategic focus. While the Board remains confident in the long-term prospects of the smart card business, the timing of public sector and corporate initiatives utilizing the Company's smart card reader and chip products had become more uncertain. Given the lengthened time horizon, the Board did not believe it would be prudent to continue to invest the Company's current resources, including its $8.5 million in cash, in the ongoing development and marketing of these technologies. Accordingly, the Board determined that shareholders' interests will be best served by pursuing strategic alliances with one or more companies that have the resources to capitalize more fully on the Company's smart card reader and chip-related technologies. In connection with this shift in the Company's strategic focus, workforce reductions and other measures will be implemented to achieve cost savings. See Note 2 for a discussion on the repositioning charge associated with this action. The Board also authorized management to seek acquisitions of businesses in areas outside the technology sectors in which the Company has recently been engaged, so as to diversify its asset base. The Company will continue to develop and market its closed environment smart card transaction solutions to the educational and corporate campus markets through its U.K. based Infineer Ltd. subsidiary, which represented 73 percent of consolidated revenues for the first half of 2001.

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

- In November 1999, PubliCARD acquired Absec Ltd. ("Absec"), a designer of closed environment solutions, including small value electronic cash systems and database management solutions. Through Absec, PubliCARD provides systems for closed populations to allow individual user access, unique rights and monitoring.

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

            PubliCARD determined that it could leverage its existing smart card technology for deployment in the rapidly growing enterprise security and transaction management market sectors, which PubliCARD had already penetrated and which it believed exhibited each of the characteristics identified above. To effect this new business strategy, in March 2000, the Company's Board of Directors adopted a plan to dispose of the operations of the Company's Greenwald, Greenwald Intellicard, Greystone and Amazing subsidiaries. These subsidiaries designed, manufactured and distributed mechanical and smart card laundry solutions, hard disk duplicators and smart cards.

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

            In December 2000, the Company acquired a 3.5% ownership interest in TecSec for $5.0 million. TecSec develops and markets smart card-based encryption products and solutions, which are designed to enable the next generation information security for the enterprise, multi-enterprise e-business and other markets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

        SALES. Consolidated net sales increased to $1.3 million in 2001 compared to $1.1 million for 2000. The increase in the second quarter sales is attributed to sales of smart card readers and integrated circuits.

        GROSS MARGIN. Gross margin as a percentage of net sales increased to 51% in 2001 from 43% in 2000. The increase is attributed to the higher margins at the Company's closed environment solutions business in Northern Ireland.

        SALES AND MARKETING EXPENSES. Sales and marketing expenses were $1.2 million in 2001 compared to $2.0 million in 2000. The decrease is mainly due to headcount reductions throughout 2000 and 2001 and lower consulting expenses for market research and corporate branding.

        PRODUCT DEVELOPMENT EXPENSES. Product development expenses include expenses associated with the development of new products and enhancements to existing products. Product development expenses amounted to $918,000 in 2001 compared to $1.4 million in 2000. Expenses decreased in 2001 primarily due to headcount reduction throughout 2000 and 2001 and lower contract engineering services costs.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended June 30, 2001 decreased by approximately 27% to $1.2 million from $1.7 million for 2000. The decrease was due to lower corporate expenditures, which consisted primarily of legal, consulting and professional fees, and headcount reductions.

        STOCK COMPENSATION EXPENSE. Stock-based compensation recorded in 2000 and 2001 principally relates to the issuance of stock awards and below market stock option grants to two executives hired in 2000 and 1999.

        GOODWILL AMORTIZATION. Goodwill and other intangibles are associated with the Tritheim and Absec acquisitions. Amortization amounted to $660,000 in 2001 and 2000.

        REPOSITIONING CHARGE. As discussed above, in July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board decided to shift the Company's strategic focus. The Board authorized management to pursue strategic alliances with one or more companies that have the resources to capitalize more fully on PubliCARD's smart card reader and chip-related technologies. Accordingly, the Company recorded a charge of $6.1 million in the second quarter of 2001, representing the write-off of goodwill, inventory and fixed assets associated with this action.

        OTHER INCOME AND EXPENSE. Interest income decreased slightly to $110,000 for 2001 from $111,000 for 2000. Interest expense, which principally relates to interest on the remaining environmental obligation (see below), increased slightly to $21,000 in 2001 compared to $20,000 in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

        SALES. Consolidated net sales for the six months ended June 30, 2001 increased to $2.9 million compared to $2.6 million for 2000. The increase is primarily attributed to sales of smart card readers for security applications.

        GROSS MARGIN. Gross margin as a percentage of net sales remained unchanged in 2001 and 2000. Higher gross margins for smart card readers were offset by lower margins at the Company's closed environment solutions business.

        SALES AND MARKETING EXPENSES. Sales and marketing expenses were $2.5 million in 2001 compared to $3.8 million in 2000. The decrease is mainly due to headcount reductions throughout 2000 and 2001 and lower consulting expenses for market research and corporate branding.

        PRODUCT DEVELOPMENT EXPENSES. Product development expenses amounted to $1.8 million in 2001 compared to $2.2 million in 2000. Expenses decreased in 2001 primarily due to headcount reduction throughout 2000 and 2001 and lower contract engineering services costs.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by approximately 27% to $2.5 million for 2001 from $3.5 million for 2000. The decrease was due to lower corporate expenditures, which consisted primarily of legal, consulting and professional fees, and headcount reductions.

        STOCK COMPENSATION EXPENSE. Stock-based compensation recorded in 2000 and 2001 principally relates to the issuance of stock awards and below market stock option grants to two executives hired in 2000 and 1999.

        GOODWILL AMORTIZATION. Goodwill and other intangibles are associated with the Tritheim and Absec acquisitions. Amortization amounted to $1.3 million in 2001 and 2000.

        OTHER INCOME AND EXPENSE. Interest income increased slightly to $317,000 for 2001 from $299,000 for 2000. Interest expense, which principally relates to interest on the remaining environmental obligation (see below), decreased to $40,000 in 2001 compared to $58,000 in 2000.

LIQUIDITY

        The Company has financed its operations over the last two years primarily through the sale of common and preferred stock and the sale of non-core businesses. Cash, including short-term investments, decreased by $8.6 million during the six months ended June 30, 2001, to $8.5 million.

        Operating activities from continuing operations utilized cash of $8.6 million for the six months ended June 30, 2001 and principally consisted of the loss from continuing operations of $13.0 million and an increase in net operating assets and liabilities of $3.2 million offset by non-cash charges of $7.6 million for the repositioning charge, goodwill amortization, stock compensation expense and depreciation. Operating activities from discontinued operations utilized $95,000 of cash.

        Investing activities provided cash of $145,000 in 2001 and consisted principally of proceeds from the sale of discontinued operations.

        Financing activities utilized cash of $37,000 in 2001 and consisted of closing costs in connection with the Company's December 2000 private placement of common and preferred stock. The effect of exchange rate changes on cash and cash equivalents reduced cash by $4,000.

        During the first six months of 2001, the Company's capital expenditures from continuing operations totaled $24,000. The Company has not entered into any material commitments for acquisitions or capital expenditures and has the ability to increase or decrease capital expenditure levels as required. The Company anticipates that it will be able to fund its capital expenditures for at least the next twelve months with its available cash resources.

        The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow in 2001 and 2002. The Company believes that its current cash balance and expected cash flows will satisfy working capital, product development, sales and marketing activities and capital expenditures for at least the next 12 months. Future uses of cash include the following:

        - In April 1996, a consent decree (the "Consent Decree") among the Company, the United States Environmental Protection Agency and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14.4 million plus interest to the United States and Commonwealth of Pennsylvania. Through June 30, 2001, the Company has made principal payments aggregating $13.6 million. A final payment of $823,000, including interest, is scheduled to be made to the United States
           Environmental Protection Agency in April 2002.

        - The Company sponsors a defined benefit pension plan, which was frozen in1993. As of December 31, 2000, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $5.4 million. The annual contribution to the plan is expected to be approximately $1.4 million in 2001.

        The success of our repositioning strategy significantly depends on our ability to raise additional financing to fund acquisitions. We cannot assure you that any financing required for such acquisitions will be available on acceptable terms or at all, or that any future acquisitions will not materially adversely affect our results of operations and financial condition.

        As of June 30, 2001, the value of the Company's investment in TecSec, a privately held company, was $5.0 million. This investment has been accounted for at cost and could be subject to write-down in future periods if it is determined that the investment is permanently impaired and not recoverable. If TecSec is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, the Company's investment in TecSec could be permanently impaired and subject to a significant write-down.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

            WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, AND WE HAVE ONGOING FUNDING OBLIGATIONS. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 1998, 1999, 2000 and for the six months ended June 30, 2001, of approximately $8.4 million, $16.7 million, $19.7 million and $13.0 million, respectively. In addition, we experienced negative cash flow from continuing operating activities of $5.6 million, $8.5 million, $18.7 million and $8.6 million in 1998, 1999, 2000 and for the six months ended June 30, 2001, respectively.

            We also have continuing obligations to fund payments due under the Consent Decree and an underfunded pension plan. We are scheduled to make a final payment of $823,000 in April 2002 in connection with the Consent Decree. Consistent with the general practices of environmental enforcement agencies, the Consent Decree does not eliminate our potential liability for remediation of contamination that had not been known at the time of the settlement. We sponsor a defined benefit pension plan, which was frozen in 1993. As of December 31, 2000, the present value of the accrued benefit liabilities of our pension plan exceeded the plan's assets by approximately $5.4 million. In addition to the $1.4 million we expect to contribute to the plan in 2001, we are obligated to make continued contributions to the plan in accordance with the rules and regulations prescribed by the Employee Retirement Income Security Act of 1974. Future contribution levels depend in large measure on the mortality rate of plan participants and the investment return on the plan assets.

            WE FACE RISKS ASSOCIATED WITH ACQUISITIONS. An important element of our new strategic plan involves the acquisition of businesses in areas outside the technology sectors in which we have has recently been engaged, so as to diversify our asset base. Acquisitions would require us to invest financial resources and may have a dilutive effect on our earnings or book value per share of common stock. We cannot assure you that we will consummate any acquisitions in the future, that any financing required for such acquisitions will be available on acceptable terms or at all, or that any past or future acquisitions will not materially adversely affect our results of operations and financial condition.

            Our acquisition strategy generally presents a number of significant risks and uncertainties, including the risks that:

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


We cannot assure you that any of the foregoing will not materialize, which could have an adverse effect on our results of operations and financial condition.

            THE MARKET'S ACCEPTANCE OF OUR PRODUCTS IS UNCERTAIN. Demand for, and market acceptance of, our smart card reader and software solutions are subject to a high level of uncertainty due to rapidly changing technology, new product introductions and changes in customer requirements and preferences. The success of our products or any future products depends upon our ability to enhance our existing products and to develop and introduce new products and technologies to meet customer requirements. We face the risk that our current and future products will not achieve market acceptance.

            Our future revenues and earnings depend in large part on the success of these products, and if the benefits are not perceived sufficient or if alternative technologies are more widely accepted, the demand for our solutions may not grow and our business and operating results would be materially and adversely affected.

            WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in our business. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business. For the six months ended June 30, 2001, one customer represented approximately 10% of our net sales and 13% of our accounts receivable balance as of June 30, 2001.

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

            WE HAVE A LIMITED NUMBER OF SUPPLIERS OF KEY COMPONENTS. We rely on a limited number of suppliers for key components for our products. Our reliance on one supplier could impose several risks, including an inadequate supply of components, price increases, long lead times, late deliveries and poor quality. Disruption or termination of the supply of these components could delay the delivery of our products, which could have a material adverse effect on our business and operating results. These delays could damage our relationship with current and prospective customers.

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

            -       price; and

            -       product performance in the field.

        Our ability to develop new products also depends upon the success of our research and development efforts. Our research and development expenditures for the six months ended June 30, 2001 were $1.8 million and we may need to devote additional resources to our research and development efforts in the future. We cannot assure you that these expenditures will lead to the development of viable products.

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

            IF THIRD PARTIES DO NOT DEPLOY OUR TECHNOLOGY AND CREATE A MARKET FOR DIGITAL COMMERCE, OUR BUSINESS WILL BE HARMED. Relationships with leading content, technology and commerce service providers are critical to our success. Our business and operating results would be harmed to the extent we are unsuccessful in developing strategic alliances or to the extent our existing strategic partnerships fail, in whole or in part, to:

            -       deploy our technology;

            - develop an infrastructure to conduct business through e-commerce; and

            -       develop and deploy new applications.

We cannot assure you that we will be successful in developing strategic alliances.

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

            OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISK ASSOCIATED WITH OPERATING IN FOREIGN MARKETS, INCLUDING FLUCTUATIONS IN CURRENCY EXCHANGE RATES, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION. International sales represented approximately 61% of total sales for the six months ended June 30, 2001. Because we derive a substantial portion of our business outside the United States, we are subject to certain risks associated with operating in foreign markets including the following:

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

            OUR STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET. On August 6, 2001, we received notice from The Nasdaq Stock Market ("Nasdaq") that our common stock had failed to maintain a minimum closing bid price of $1.00 over the last 30 consecutive trading days as required by The Nasdaq National Market Rules. Therefore, in accordance with such rules, we will be provided 90 calendar days, or until November 5, 2001, to regain compliance with this rule. If at any time before November 5, 2001, the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive trading days, Nasdaq will determine if we are in compliance. However, if we are unable to demonstrate compliance on or before November 5, 2001, Nasdaq will provide written notification that our securities will be delisted. At that time, we may appeal the decision to a Nasdaq Listing Qualification Panel. We cannot assure you that we will continue to meet Nasdaq's other quantitative and qualitative listing criteria, that any appeal in the event of non-compliance of our common stock will be successful or that our common stock will not be delisted.

            If our common stock is delisted, the liquidity of our common stock would be adversely affected. This would likely impair our ability to raise capital in the future. If we are not successful in raising additional capital when required in sufficient amounts and on terms acceptable us or at all, we may be required to scale back the scope of our business plan, which would have a material adverse effect on our financial condition or results of operations. We cannot make any assurances that it will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to finance our business plan or at all.

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

Market Risk

            We are exposed to market risk primarily through short-term investments. Our investment policy calls for investment in short-term, low risk instruments. As of June 30, 2001, short-term investments (principally U.S. Treasury bills) were $8.4 million. Due to the nature of these investments, any decrease in rates would not have a material impact on our financial condition or results of operations.

Investment Risk

            As of June 30, 2001, the value of our investment in TecSec, a privately held company, was $5.0 million. This investment has been accounted for at cost and could be subject to write-down in future periods if it is determined that the investment is permanently impaired and not recoverable. If TecSec is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, our investment in TecSec could be permanently impaired and subject to a significant write-down.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PUBLICARD, INC.
                                             (Registrant)



Date: August 14, 2001                        /s/ Jan-Erik Rottinghuis
                                             Jan-Erik Rottinghuis, President
                                             and Chief Executive Officer

                                             /s/ Antonio L. DeLise
                                             Antonio L. DeLise, Chief Financial
                                             Officer, Secretary and Principal
                                             Accounting Officer