Form 10-Q
period 2001-09-30
PUBLICARD INC
filed 2001-11-14
CIK 81050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X     No     .
   -----     -----


Number of shares of Common Stock outstanding as of November 1, 2001: 24,153,402

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS AS OF
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                                       2001            2000
                                                                                                   -------------    ------------
                                                                                                    (unaudited)
                                     ASSETS

Current assets:
     Cash, including short-term investments of $5,969 in 2001 and $16,820 in 2000                    $   6,047       $  17,049
     Trade receivables, less allowance for doubtful accounts (2001 - $148, 2000 - $89)                   1,607           1,632
     Inventories                                                                                           809           1,617
     Other                                                                                               1,031             461
                                                                                                     ---------       ---------
          Total current assets                                                                           9,494          20,759
                                                                                                     ---------       ---------

Equipment and leasehold improvements, net                                                                  790           1,623
Goodwill                                                                                                 3,055           8,766
Other assets                                                                                             6,574           6,031
                                                                                                     ---------       ---------
                                                                                                     $  19,913       $  37,179
                                                                                                     =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                                          $     830       $   1,080
     Accrued liabilities                                                                                 5,300           6,511
                                                                                                     ---------       ---------
          Total current liabilities                                                                      6,130           7,591

Other non-current liabilities                                                                            4,026           6,010
                                                                                                     ---------       ---------

          Total liabilities                                                                             10,156          13,601
                                                                                                     ---------       ---------

Shareholders' equity:
     Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized; 780 and 790
           issued and outstanding as of September 30, 2001 and December 31, 2000, respectively           3,900           3,950
     Common shares, $0.10 par value: 40,000,000 shares authorized; 24,153,402 and
          24,237,402 shares issued as of September 30, 2001 and December 31, 2000, respectively          2,415           2,424
     Additional paid-in capital                                                                        107,098         107,300
     Accumulated deficit                                                                              (103,478)        (90,010)
     Other comprehensive loss                                                                             (178)             --
     Unearned compensation                                                                                  --             (86)
                                                                                                     ---------       ---------
          Total shareholders' equity                                                                     9,757          23,578
                                                                                                     ---------       ---------
                                                                                                     $  19,913       $  37,179
                                                                                                     =========       =========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
           FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                   -------------                       -------------
                                              2001              2000              2001              2000
                                          ------------      ------------      ------------      ------------

Net sales                                 $      1,575      $      1,573      $      4,434      $      4,215

Cost of sales                                      721               770             2,214             2,129
                                          ------------      ------------      ------------      ------------

     Gross margin                                  854               803             2,220             2,086
                                          ------------      ------------      ------------      ------------

Operating expenses:
     General and administrative                  1,177             1,531             3,703             5,002
     Sales and marketing                           496             2,197             2,996             5,993
     Product development                           389             1,296             2,229             3,471
     Stock compensation                             28               422                86             1,032
     Goodwill amortization                         252               658             1,572             1,978
     Repositioning charge                        1,232                --             7,317                --
                                          ------------      ------------      ------------      ------------
                                                 3,574             6,104            17,903            17,476
                                          ------------      ------------      ------------      ------------
     Loss from operations                       (2,720)           (5,301)          (15,683)          (15,390)
                                          ------------      ------------      ------------      ------------

Other income (expenses):
     Interest income                               128               333               445               632
     Interest expense                              (11)              (22)              (51)              (79)
     Cost of pensions - non-operating             (207)             (210)             (588)             (623)
     Other income                                   11                28                59                28
                                          ------------      ------------      ------------      ------------
                                                   (79)              129              (135)              (42)
                                          ------------      ------------      ------------      ------------

Net loss from continuing operations             (2,799)           (5,172)          (15,818)          (15,432)
                                          ------------      ------------      ------------      ------------

Discontinued operations                             --             4,275             2,350             4,275
                                          ------------      ------------      ------------      ------------

Net loss                                  $     (2,799)     $       (897)     $    (13,468)     $    (11,157)
                                          ============      ============      ============      ============

Basic loss per common share:
     Continuing operations                $       (.12)     $       (.22)     $       (.66)     $       (.67)
     Discontinued operations                        --               .18               .10               .19
                                          ------------      ------------      ------------      ------------
                                          $       (.12)     $       (.04)     $       (.56)     $       (.48)
                                          ============      ============      ============      ============

Weighted average shares outstanding         24,140,902        23,479,903        24,198,802        23,089,836
                                          ============      ============      ============      ============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                               Common Shares                                            Other
                                            Class A        -----------------------     Additional                     Comprehen-
                                           Preferred       Shares                        Paid-in      Accumulated       sive
                                             Stock         Issued          Amount        Capital        Deficit         loss
                                          -----------    -----------    -----------    -----------    -----------    -----------

Balance -- December 31, 2000               $    3,950     24,237,402    $     2,424    $   107,300    $   (90,010)   $        --

Repurchase of Common Shares                                 (109,000)           (11)          (207)            --             --
Conversion of Preferred Stock                     (50)        25,000              2             48             --             --
Private placement costs                            --             --             --            (43)            --             --
Amortization of unearned compensation              --             --             --             --             --             --
Comprehensive Income:
Net loss                                           --             --             --             --        (13,468)            --
Foreign currency translation adjustment            --             --             --             --             --           (178)
                                          -----------    -----------    -----------    -----------    -----------    -----------

Balance -- September 30, 2001             $     3,900     24,153,402    $     2,415    $   107,098    $  (103,478)   $      (178)
                                          ===========    ===========    ===========    ===========    ===========    ===========


                                           Unearned        Share-       Comprehen-
                                           Compensa-       holders'        sive
                                             tion          Equity          loss
                                          -----------    -----------    -----------

Balance -- December 31, 2000              $       (86)   $    23,578    $        --

Repurchase of Common Shares                        --           (218)            --
Conversion of Preferred Stock                      --             --             --
Private placement costs                            --            (43)            --
Amortization of unearned compensation              86             86             --
Comprehensive Income:
Net loss                                           --        (13,468)       (13,468)
Foreign currency translation adjustment            --           (178)          (178)
                                          -----------    -----------    -----------

Balance -- September 30, 2001             $        --    $     9,757    $   (13,646)
                                          ===========    ===========    ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      2001        2000
                                                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss from continuing operations                                                $(15,818)   $(15,432)
     Adjustments to reconcile loss to net cash used in continuing operations:
          Goodwill amortization                                                        1,572       1,978
          Stock compensation expense                                                      86       1,032
          Depreciation                                                                   274         263
          Non-cash repositioning charge                                                6,458          --
          Changes in operating assets and liabilities                                 (3,349)     (3,135)
                                                                                    --------    --------
              Net cash used in continuing operations                                 (10,777)    (15,294)

     Income from discontinued operations                                               2,350       4,275
     Adjustments to reconcile income to net cash used in discontinued operations:
          Non-cash gain for discontinued operations                                   (2,350)     (4,275)
          Change in net assets of discontinued operations                               (332)     (2,212)
                                                                                    --------    --------
              Net cash used in discontinued operations                                  (332)     (2,212)
                                                                                    --------    --------
                    Net cash used in operating activities                            (11,109)    (17,506)
                                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                (64)       (678)
     Other                                                                                (6)         --
                                                                                    --------    --------
              Net cash used in continuing operations                                     (70)       (678)

     Proceeds from discontinued operations                                               222      21,805
     Capital expenditures of discontinued operations                                      --        (168)
                                                                                    --------    --------
              Net cash provided by discontinued operations                               222      21,637
                                                                                    --------    --------
                    Net cash provided by operating activities                            152      20,959
                                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common shares pursuant to stock option exercises                         --         982
     Costs incurred from private placement of Class A Preferred Stock                    (43)         --
     Repayment of notes payable from discontinued operations                              --        (940)
                                                                                    --------    --------
                    Net cash (used in) provided by financing activities                  (43)         42
                                                                                    --------    --------

Effect of exchange rate changes on cash and cash equivalents                              (2)         --
                                                                                    --------    --------

Net (decrease) increase in cash                                                      (11,002)      3,495
Cash - beginning of period                                                            17,049      18,236
                                                                                    --------    --------
Cash - end of period                                                                $  6,047    $ 21,731
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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS
        PubliCARD, Inc. ("PubliCARD" or the "Company") was incorporated in the Commonwealth of Pennsylvania in 1913. PubliCARD entered the smart card industry in early 1998, and began to develop solutions for the conditional access, security, payment system and data storage needs of industries utilizing smart card technology. In 1998 and 1999, the Company made a series of acquisitions to enhance its position in the smart card industry. In March 2000, PubliCARD's Board of Directors (the "Board"), together with its management team, determined to integrate its operations and focus on deploying smart card solutions which facilitate secure access and transactions. To effect this new business strategy, in March 2000, the Board adopted a plan of disposition pursuant to which the Company divested its non-core operations. See Note 6 for a discussion on the disposition plan.

        At present, PubliCARD, through its Infineer Ltd. subsidiary ("Infineer"), designs smart card platform solutions for educational and corporate sites. The Company also licenses industry compliant smart card reader solutions and application specific integrated circuits to an affiliated company.

        In July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board decided to shift the Company's strategic focus. While the Board remains confident in the long-term prospects of the smart card business, the timing of public sector and corporate initiatives in wide-scale, broadband environments utilizing the Company's smart card reader and chip products has become more uncertain. Given the lengthened time horizon, the Board did not believe it would be prudent to continue to invest the Company's current resources in the ongoing development and marketing of these technologies. Accordingly, the Board determined that shareholders' interests will be best served by pursuing strategic alliances with one or more companies that have the resources to capitalize more fully on the Company's smart card reader and chip-related technologies. In connection with this shift in the Company's strategic focus, workforce reductions and other measures were implemented to achieve cost savings. See Note 2 for a discussion on the repositioning charge associated with this action.

        In September 2001, the Company announced the formation of a new minority-owned affiliate, MAKO Technologies LLC ("Mako"), a Delaware limited liability company, to market its smart card reader and chip technologies. This decision substantially eliminates the cash funding requirements of the Company while retaining an upside potential in the form of royalties to be paid over the next two years for the use of certain intellectual property rights of Infineer and a 46% ownership interest in Mako.

        The Company's future plans revolve around an acquisition strategy focused on businesses in areas outside the high technology sector while continuing to support the expansion of the Infineer business.

BASIS OF PRESENTATION
    The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of September 30, 2001 and the results of their operations and cash flows for the three and nine months ended September 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000, as amended.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

RECENT ACCOUNTING PRONOUNCEMENTS
    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").

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

INVENTORIES
    Inventories are stated at lower of cost (first-in, first-out method) or market. The Company evaluates the need to record adjustments for impairment of inventory on a quarterly basis. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. Inventories as of September 30, 2001 and December 31, 2000 consisted of the following (in thousands):

                                2001       2000
                               ------     ------

Raw materials and supplies     $  532     $  750
Finished goods                    277        867
                               ------     ------
                               $  809     $1,617
                               ======     ======

NOTE 2 - REPOSITIONING CHARGE

    As discussed in Note 1, in July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board decided to shift the Company's strategic focus. The Board authorized management to pursue strategic alliances with one or more companies that have the resources to capitalize more fully on PubliCARD's smart card reader and chip-related technologies. Accordingly, the Company recorded a charge aggregating $7.3 million in the second and third quarters of 2001. The charge consisted of write-offs of goodwill of $4.1 million and fixed assets of $554,000, an inventory realizability

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


adjustment of $1.7 million as a result of the business closure, and severance and other costs of $1.0 million principally related to the termination of 36 employees. As of September 30, 2001, the remaining repositioning reserve was $601,000. Management expects the repositioning activities to be completed by March 2002.


NOTE 3 - INVESTMENTS

        In September 2001, the Company formed a new minority-owned affiliate, Mako, to market its smart card reader and related integrated circuit technologies. The move is consistent with the Company's previously announced decision to explore strategic transactions that would enable the Company to reduce or eliminate its ongoing cash funding requirements for its smart card reader and chip business while retaining an interest in the upside potential for these technologies. The Company contributed certain inventories and equipment valued at $104,000 and is committed to make an additional contribution of $152,000 in the form of inventory or cash by March 24, 2002, in exchange for an initial 46% ownership interest in Mako. The remaining 54% ownership interest, invested in cash, is held by the owners of Asian Identification Systems, Ltd. and a sister company, which were the Company's smart card reader contract manufacturing and distribution partners in the Asia-Pacific and Latin America regions. In addition, Mako's employees have been granted the right to receive, in the aggregate, a 27 percent equity stake after two years. The Company will account for its investment in Mako on the equity basis.

        The Company has also granted a perpetual license of its reader and chip technology to Mako in exchange for royalties based on sales over the next two years. Mako will continue to sell the existing Infineer lines of smart card readers and chips for keyboard and set-top box readers. It will also provide support services for Infineer products and continue its product development activities.

        In December 2000, the Company acquired an ownership interest in TecSec, Incorporated, a Virginia corporation ("TecSec"), for $5.1 million. TecSec develops and markets encryption products and solutions, which are designed to enable the next generation information security for the enterprise, multi-enterprise e-business and other markets. The TecSec investment, amounting to a 5% ownership interest on a fully diluted basis, has been accounted for at cost and could be subject to write-down in future periods if it is determined that the investment is impaired and not recoverable.

NOTE 4 - STOCK MATTERS

    In February 2001, the Company concluded a stock option re-pricing program whereby a total of approximately 3.3 million stock options were cancelled. Pursuant to the program, employees and directors voluntarily elected to cancel stock options held with an exercise price that exceeded $4.81 per share. In return, the Company granted a total of approximately 3.1 million replacement stock options on August 20, 2001. The replacement stock options generally contain the same terms and conditions of the cancelled stock options and have an exercise price of $.39 per share, the closing price of the Company's common stock on August 20, 2001.

    In August 2001, 10 shares of Class A Preferred Stock were converted into 25,000 shares of PubliCARD's common stock.

NOTE 5 - SEGMENT DATA

    As a result of the disposition of certain operations (See Note 6) and because the Company predominantly operates in one industry, that being the deployment of smart card solutions which facilitate secure access and transactions, the Company reports as a single segment. Sales by geographical areas for the nine months ended September 30, 2001 and 2000 are as follows (in thousands):

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                   2001       2000
                  ------     ------
United States     $1,510     $  696
Europe             2,686      3,238
Rest of world        238        281
                  ------     ------
                  $4,434     $4,215
                  ======     ======

    The Company has operations in the United States and United Kingdom. Identifiable assets by country as of September 30, 2001 and December 31, 2000 are as follows (in thousands):

                     2001        2000
                   -------     -------
United States      $14,061     $25,547
United Kingdom       2,797       2,866
                   -------     -------
                   $16,858     $28,413
                   =======     =======

NOTE 6 - DISCONTINUED OPERATIONS

    In March 2000, the Company's Board adopted a plan to dispose of the operations of the Company's Greenwald Industries Inc. ("Greenwald"), Greenwald Intellicard, Inc. ("Greenwald Intellicard"), Greystone Peripherals, Inc. ("Greystone") and Amazing! Smart Card Technologies, Inc. ("Amazing") subsidiaries. These subsidiaries designed, manufactured and distributed mechanical and smart card laundry solutions, hard disk duplicators and smart cards. In the fourth quarter of 1999, the Company recorded a loss of $2.0 million related to the disposition plan, net of the expected gain on the disposition of these businesses. The loss provision was based on estimates of the proceeds expected to be realized on the dispositions and the results of operations through the disposition or wind-down dates.

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

    The results of the operations of Greenwald, Greenwald Intellicard, Amazing and Greystone have been reflected as discontinued operations. Summarized balance sheet information with respect to the discontinued operations as of September 30, 2001 is as follows (in thousands):

Current assets (primarily cash held in escrow)     $ 2,253
Current liabilities and disposition reserves        (1,458)
                                                   -------
Net assets of discontinued operations              $   795
                                                   =======

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

    Changes in operating assets and liabilities reflected in the Consolidated Statements of Cash Flows are net of acquisitions and disposals of businesses and consisted of the following for the nine months ended September 30, 2001 and 2000 (in thousands):

                                    2001         2000
                                  -------      -------

Trade receivables                 $   (59)     $  (201)
Inventories                          (918)        (801)
Other current assets                   86          (53)
Other assets                         (491)         (48)
Trade accounts payable               (516)        (685)
Accrued liabilities                   531         (555)
Other non-current liabilities      (1,982)        (792)
                                  -------      -------
                                  $(3,349)     $(3,135)
                                  =======      =======

    Cash paid for interest for the nine months ended September 30, 2001 and 2000 was $102,000 and $135,000, respectively. No income taxes were paid in 2001 and 2000. Non-cash investing activities include the acquisition of the remaining interest in Greenwald Intellicard for shares of common stock and options valued at $696,000 in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

OVERVIEW

        At present, PubliCARD, through its Infineer subsidiary, designs smart card platform solutions for educational and corporate sites. The Company also licenses industry compliant smart card reader solutions and application specific integrated circuits to an affiliated company.

        In July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board decided to shift the Company's strategic focus. While the Board remains confident in the long-term prospects of the smart card business, the timing of public sector and corporate initiatives in wide-scale, broadband environments utilizing the Company's smart card reader and chip products has become more uncertain. Given the lengthened time horizon, the Board did not believe it would be prudent to continue to invest the Company's current resources in the ongoing development and marketing of these technologies. Accordingly, the Board determined that shareholders' interests will be best served by pursuing strategic alliances with one or more companies that have the resources to capitalize more fully on the Company's smart card reader and chip-related technologies. In connection with this shift in the Company's strategic focus, workforce reductions and other measures were implemented to achieve cost savings. See Note 2 to the financial statements for a discussion on the repositioning charge associated with this action.

        In September 2001, the Company announced the formation of a new minority-owned affiliate, Mako, to market its smart card reader and chip technologies. This decision substantially eliminates the cash funding requirements of the Company while retaining an upside potential in the form of royalties to be paid over the next two years for the use of certain intellectual property rights of Infineer and a 46% ownership interest in Mako.

        The Company's future plans revolve around an acquisition strategy focused on businesses in areas outside the high technology sector while continuing to support the expansion of the Infineer business, which represented 77% of consolidated revenues for the first nine months of 2001.

ACQUISITION AND DIVESTITURES--1998-2000

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

- In February 1999, PubliCARD acquired Amazing a developer of consumer smart card solutions and a manufacturer of customized smart cards.

- In February 1999, PubliCARD acquired Greystone a developer of hard disk duplicators.

- In November 1999, PubliCARD acquired Absec Ltd. ("Absec"), a designer of closed environment solutions, including small value electronic cash systems and database management solutions. Through Absec (now known as Infineer Ltd.), PubliCARD provides systems for closed populations to allow individual user access, unique rights and monitoring.

        While PubliCARD developed a number of successful smart card products and solutions, its operations were fragmented throughout a variety of markets. PubliCARD's Board, together with its management team, determined to integrate its operations and focus on a single market in which:

-       high growth potential exists;

-       PubliCARD has established relationships;

-       PubliCARD has already deployed products and gained credibility; and

-       PubliCARD possesses core technologies and competencies.

        PubliCARD determined that it could leverage its existing smart card technology for deployment in the rapidly growing enterprise security and transaction management market sectors, which PubliCARD had already penetrated and which it believed exhibited each of the characteristics identified above. To effect this new business strategy, in March 2000, the Company's Board adopted a plan to dispose of the operations of the Company's Greenwald, Greenwald Intellicard, Greystone and Amazing subsidiaries. These subsidiaries designed, manufactured and distributed mechanical and smart card laundry solutions, hard disk duplicators and smart cards.

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

        In December 2000, the Company acquired an ownership interest in TecSec for $5.1 million. TecSec develops and markets encryption products and solutions, which are designed to enable the next generation information security for the enterprise, multi-enterprise e-business and other markets. The TecSec investment, amounting to a 5% ownership interest on a fully diluted basis, has been accounted for at cost.

    Sales

    Revenues are generated from infrastructure product sales, licenses of software products, maintenance contracts and software development services. Revenue from product sales is recorded upon shipment of the product. Provisions are recorded for estimated warranty repairs, returns and bad debts at the time the product is shipped. Software license fees are recognized upon shipment if a signed contract exists, the fee is fixed and determinable and the collection of the resulting receivable is probable. Revenue from maintenance and support fees is recognized ratably over the contract period.

    Cost of sales and operating expenses

    Cost of sales consists primarily of material, personnel costs, overhead and third-party contract manufacturing costs.

    Sales and marketing expenses consist primarily of personnel and travel costs, public relations, trade shows and marketing materials.

    Product development expenses consist primarily of personnel and travel costs, independent consultants and contract engineering services and include expenses associated with the development of new products and enhancements to existing products. The Company believes that a significant level of development expenditures are required to enable it to quickly introduce new solutions that incorporate the latest technological advances and to develop and maintain close relationships with key suppliers of components and technologies. The Company's future success will depend upon its ability to develop and to introduce new solutions on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers.

    General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance and accounting, human resources, risk management and legal.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

    SALES. Consolidated net sales of $1.6 million for 2001 were flat compared to 2000. Increased smart card solution sales to the education and corporate market were offset by lower shipments of smart card readers and integrated circuits in the United States.

    GROSS MARGIN. Gross margin as a percentage of net sales increased slightly to 54% in 2001 from 51% in 2000. The increase is attributed to higher margins on Infineer's smart card solution sales to educational and corporate sites.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses were $496,000 in 2001 compared to $2.2 million in 2000. The decrease in expense is primarily attributed to the workforce reductions and other cost containment measures associated with the Company's July 2001 strategic repositioning action.

    PRODUCT DEVELOPMENT EXPENSES. Product development expenses were $389,000 in 2001 compared to $1.3 million in 2000. The decrease in expense is primarily attributed to the repositioning action.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended September 30, 2001 decreased to $1.2 million from $1.5 million for 2000. The decrease in expense is primarily attributed to the repositioning action.

    STOCK COMPENSATION EXPENSE. Stock-based compensation recorded in 2000 and 2001 principally relates to the issuance of stock awards and below market stock option grants to two executives hired in 2000 and 1999.

    GOODWILL AMORTIZATION. Amortization of goodwill amounted to $252,000 in 2001 compared to $658,000 in 2000. The decrease is attributed to the write off of goodwill associated with the Tritheim acquisition in the second quarter of 2001.

    REPOSITIONING CHARGE. As discussed in Note 1, in July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board decided to shift the Company's strategic focus. The Board authorized management to pursue strategic alliances with one or more companies that have the resources to capitalize more fully on PubliCARD's smart card reader and chip-related technologies. Accordingly, the Company recorded a charge aggregating $7.3 million in the second and third quarters of 2001. The charge consisted of write-offs of goodwill of $4.1 million and fixed assets of $554,000, an inventory realizability adjustment of $1.7 million as a result of the business closure, and severance and other costs of $1.0 million principally related to the termination of 36 employees. As of September 30, 2001, the repositioning reserve was $601,000. Management expects the remaining repositioning activities to be completed by March 2002.

    OTHER INCOME AND EXPENSE. Interest income decreased to $128,000 for 2001 from $333,000 for 2000 due to lower interest rates and investment balances. Interest expense, which principally relates to interest on the remaining environmental obligation (see below), decreased to $11,000 in 2001 compared to $22,000 in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

    SALES. Consolidated net sales for the nine months ended September 30, 2001 increased to $4.4 million compared to $4.2 million for 2000. The increase is primarily attributed to sales of smart card readers for security applications.

    GROSS MARGIN. Gross margin as a percentage of net sales increased slightly in 2001 to 50% from 49% in 2000. The increase is principally due to improved margins on smart card reader sales.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses were $3.0 million in 2001 compared to $6.0 million in 2000. The decrease is attributed to the July 2001 repositioning actions, additional headcount reductions throughout 2000 and early 2001 and lower consulting expenses for market research and corporate branding.

    PRODUCT DEVELOPMENT EXPENSES. Product development expenses amounted to $2.2 million in 2001 compared to $3.5 million in 2000. The decrease in expense is attributed to the July 2001 repositioning action, headcount reductions throughout 2000 and early 2001 and lower contract engineering services costs.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $3.7 million for 2001 from $5.0 million for 2000. The decrease in expense is attributed to the July 2001 repositioning action and lower corporate expenditures, which consisted primarily of legal, consulting and professional fees.

    STOCK COMPENSATION EXPENSE. Stock-based compensation recorded in 2000 and 2001 principally relates to the issuance of stock awards and below market stock option grants to two executives hired in 2000 and 1999.

    GOODWILL AMORTIZATION. Goodwill and other intangibles are associated with the Tritheim and Absec acquisitions. Amortization decreased to $1.6 million in 2001 from $2.0 million in 2000 due to the write-off of goodwill associated with the Tritheim acquisition in the second quarter of 2001.

    OTHER INCOME AND EXPENSE. Interest income decreased to $445,000 for 2001 from $632,000 for 2000 due to a lower interest rates and investment balances. Interest expense, which principally relates to interest on the remaining environmental obligation (see below), decreased to $51,000 in 2001 compared to $79,000 in 2000.

LIQUIDITY

    The Company has financed its operations over the last two years primarily through the sale of its common and preferred stock and the sale of its non-core businesses. Cash, including short-term investments, decreased by $11.0 million during the nine months ended September 30, 2001, to $6.0 million.

    Operating activities from continuing operations utilized cash of $10.8 million for the nine months ended September 30, 2001 and principally consisted of the loss from continuing operations of $15.8 million and an increase in net operating assets and liabilities of $3.4 million offset by non-cash charges of $8.4 million for the repositioning charge, goodwill amortization, stock compensation expense and depreciation. Operating activities from discontinued operations utilized $332,000 of cash.

    Investing activities provided cash of $152,000 in 2001 and consisted principally of proceeds from the sale of discontinued operations offset in part by capital expenditures.

    Financing activities utilized cash of $43,000 in 2001 and consisted of closing costs in connection with the Company's December 2000 private placement of common and preferred stock. The effect of exchange rate changes on cash and cash equivalents reduced cash by $2,000.

    During the first nine months of 2001, the Company's capital expenditures from continuing operations totaled $64,000. The Company has not entered into any material commitments for acquisitions or capital expenditures and has the ability to increase or decrease capital expenditure levels as required.

    The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow for the remainder of 2001 and 2002. The Company believes that its current cash balance and expected cash flows will satisfy working capital, and product development, sales and marketing activities, and capital expenditures at their currently reduced levels, for the next 12 months. The Company will need to obtain additional sources of liquidity to finance its working capital needs, and to maintain its product development, sales and marketing activities, and capital expenditure requirements beyond the next 12 months. Future uses of cash include the following:

    - In April 1996, a consent decree (the "Consent Decree") among the Company, the United States Environmental Protection Agency and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14.4 million plus interest to the United States and Commonwealth of Pennsylvania. Through September 30, 2001, the Company has made principal payments aggregating $13.6 million. A final payment of $823,000, including interest, is scheduled to be made to the United States Environmental Protection Agency in April 2002.

    - The Company sponsors a defined benefit pension plan, which was frozen in 1993. As of December 31, 2000, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $5.4 million. The annual contribution to the plan is expected to be approximately $1.6 million in 2002.

    The success of our repositioning strategy significantly depends on our ability to raise additional financing to fund acquisitions. We cannot assure you that any financing required for such acquisitions will be available on acceptable terms or at all, or that any future acquisitions will not materially adversely affect our results of operations and financial condition.

    As of September 30, 2001, the value of the Company's investment in TecSec, a privately held company, was $5.1 million. This investment has been accounted for at cost and could be subject to write-down in future periods if it is determined that the investment is permanently impaired and not recoverable. If TecSec is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, the Company's investment in TecSec could be permanently impaired and subject to a significant write-down.

    As of December 31, 2000, approximately $84 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 2001 through 2020, were available to offset future taxable income. Due to the "change of ownership" provisions of the Internal Revenue Code of 1986, the availability of net operating loss carryforwards to offset federal taxable income in future periods could be subject to an annual limitation if a change in ownership for income tax purposes occurs.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, AND WE HAVE ONGOING FUNDING OBLIGATIONS. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 1998, 1999, 2000 and for the nine months ended September 30, 2001, of approximately $8.4 million, $16.7 million, $19.7 million and $15.8 million, respectively. In addition, we experienced negative cash flow from continuing operating activities of $5.6 million, $8.5 million, $18.7 million and $10.8 million in 1998, 1999, 2000 and for the nine months ended September 30, 2001, respectively.

        We also have continuing obligations to fund payments due under the Consent Decree and an underfunded pension plan. We are scheduled to make a final payment of $823,000 in April 2002 in connection with the Consent Decree. Consistent with the general practices of environmental enforcement agencies, the Consent Decree does not eliminate our potential liability for remediation of contamination that had not been known at the time of the settlement. We sponsor a defined benefit pension plan, which was frozen in 1993. As of December 31, 2000, the present value of the accrued benefit liabilities of our pension plan exceeded the plan's assets by approximately $5.4 million. In addition to the $1.6 million we expect to contribute to the plan in 2002, we are obligated to make continued contributions to the plan in accordance with the rules and regulations prescribed by the Employee Retirement Income Security Act of 1974. Future contribution levels depend in large measure on the mortality rate of plan participants and the investment return on the plan assets.

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

        WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in our business. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business. For the nine months ended September 30, 2001, one customer represented approximately 16% of our net sales and 12% of our accounts receivable balance as of September 30, 2001.

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

        The market for smart card products and solutions is new, intensely competitive and rapidly evolving. We expect competition to continue to increase with both our existing competitors and new market entrants. Our primary competition currently comes from companies offering closed environment solutions, including small value electronic cash systems and database management solutions, such as Girovend, MARS, Diebold, CyberMark and Schlumberger.

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

        WE MAY BE LIMITED IN OUR USE OF OUR FEDERAL NET OPERATING LOSS CARRYFORWARDS. As of December 31, 2000, we had federal net operating loss carryforwards, subject to review by the Internal Revenue Service, totaling approximately $84.0 million for federal income tax purposes, approximately $9.0 million of which will expire at the end of 2001 and $25.0 million of which will expire at the end of 2002. We do not expect to earn any significant taxable income prior to 2003, and may not do so until later. A federal net operating loss can generally be carried back two or three years and then forward fifteen or twenty years (depending on the year in which the loss was incurred), and used to offset taxable income earned by a company (and thus reduce its income tax liability).

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

        Patent disputes are common in technology related industries. We cannot assure you that we will have the financial resources to enforce or defend a patent infringement or proprietary rights action. As the number of products and competitors in the smart card market grows, the likelihood of infringement claims also increases. Any claim or litigation may be time consuming and costly, cause product shipment delays or require us to redesign our products or enter into royalty or licensing agreements. Any of these events would have a material adverse effect on our business and operating results. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights as effectively as do the laws of the United States. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology, duplicate our products or design around patents or other intellectual property rights.

        THE NATURE OF OUR PRODUCTS SUBJECTS US TO PRODUCT LIABILITY RISKS. Our customers may rely on certain of our current products and products in development to prevent unauthorized access to digital content for financial transactions, computer networks, and real property. A malfunction of or design defect in certain of our products could result in tort or warranty claims. Although we attempt to reduce the risk of exposure from such claims through warranty disclaimers and liability limitation clauses in our sales agreements and by maintaining product liability insurance, we cannot assure you that these measures will be effective in limiting our liability for any damages. Any liability for damages resulting from security breaches could be substantial and could have a material adverse effect on our business and operating results. In addition, a well-publicized actual or perceived security breach involving our conditional access or security products could adversely affect the market's perception of our products in general, regardless of whether any breach is attributable to our products. This could result in a decline in demand for our products, which would have a material adverse effect on our business and operating results.

        WE MAY HAVE DIFFICULTY RETAINING OR RECRUITING PROFESSIONALS FOR OUR BUSINESS. Our future success and performance is dependent on the continued services and performance of our senior management and other key personnel. If we fail to meet our operating and financial objectives this may make it more difficult to retain and reward our senior management and key personnel. The loss of the services of any of our executive officers or other key employees could materially adversely affect our business.

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

        OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISK ASSOCIATED WITH OPERATING IN FOREIGN MARKETS, INCLUDING FLUCTUATIONS IN CURRENCY EXCHANGE RATES, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION. International sales represented approximately 74% and 66% of total sales for the three and nine months ended September 30, 2001, respectively. Because we derive a substantial portion of our business outside the United States, we are subject to certain risks associated with operating in foreign markets including the following:

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

        OUR STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET. On August 6, 2001, we received notice from The Nasdaq Stock Market ("Nasdaq") that our common stock had failed to maintain a minimum closing bid price of $1.00 over the last 30 consecutive trading days as required by The Nasdaq National Market Rules. Therefore, in accordance with such rules, we were to be provided 90 calendar days, or until November 5, 2001, to regain compliance with this rule. On September 27, 200l, Nasdaq implemented a moratorium on the minimum bid price and market value of public float requirements. The moratorium applies to all companies that were previously subject to these requirements and suspends the compliance requirement until January 2, 2002. Accordingly, the matter referenced in Nasdaq's letter dated August 6, 2001 was deemed closed.

        At the present time, the Company's common stock has continued to trade below $1.00. If the minimum bid price of the Company's common stock is below $1.00 on January 2, 2002, the compliance time-frames and notice periods indicated above would be triggered. If we are unable to demonstrate compliance with the minimum bid price rule and the Nasdaq provides written notification that our securities would be delisted, we may appeal the decision to a Nasdaq Listing Qualification Panel. We cannot assure you that we will continue to meet Nasdaq's other quantitative or qualitative listing criteria, that any appeal in the event of non-compliance will be successful or that our common stock will not be delisted.

        Should our common stock be delisted, the liquidity of our common stock would be adversely affected. This could impair our ability to raise capital in the future. If we are not successful in raising additional capital when required in sufficient amounts and on terms acceptable to us or at all, we may be required to scale back the scope of our business plan, which would have a material adverse effect on our financial condition and results of operations. We cannot make any assurances that we will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to finance our business plan or at all.

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

Market Risk

        We are exposed to market risk primarily through short-term investments. Our investment policy calls for investment in short-term, low risk instruments. As of September 30, 2001, short-term investments (principally U.S. Treasury bills) were $6.0 million. Due to the nature of these investments, any decrease in rates would not have a material impact on our financial condition or results of operations.

Investment Risk

        As of September 30, 2001, the value of our investment in TecSec, a privately held company, was $5.1 million. This investment has been accounted for at cost and could be subject to write-downs in future periods if it is determined that the investment is permanently impaired and is not recoverable. If TecSec is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, our investment could be permanently impaired and subject to a significant write-down.

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

                                              PUBLICARD, INC.
                                              (Registrant)



Date: November 14, 2001                       /s/ Jan-Erik Rottinghuis
                                              Jan-Erik Rottinghuis, President
                                              and Chief Executive Officer

                                              /s/ Antonio L. DeLise
                                              Antonio L. DeLise, Chief Financial
                                              Officer, Secretary and Principal
                                              Accounting Officer