Form 10-K
period 2001-12-31
PUBLICARD INC
filed 2002-03-27
CIK 81050

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                                                 OR

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____ to ____.

   COMMISSION FILE NUMBER 0-29794

                                 PUBLICARD, INC.
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                  23-0991870
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| No | |.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |.

AS OF MARCH 15, 2002, THE AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $2,720,000.

 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 15, 2002: 24,153,402

                       Documents Incorporated By Reference

PART III, ITEMS 10, 11, 12 AND 13, ARE INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED PURSUANT TO REGULATION 14A FOR THE 2002 ANNUAL MEETING OF SHAREHOLDERS.

                                     PART I

      This Form 10-K contains forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of PubliCARD, Inc. and subsidiaries, ("PubliCARD" or the "Company") preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," "intends," "plans" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. You should understand that such statements made under "Factors That May Affect Future Results" and elsewhere in this document could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements.

ITEM 1. BUSINESS

      PubliCARD, through its Infineer Ltd. subsidiary, is a smart card technology company, which provides products and solutions to facilitate secure access and transactions. The Company designs and develops smart card software and hardware solutions for campus environments. This market includes institutions such as corporate campuses, secondary schools and universities. The Company's ChipNet solution focuses on delivering a multi-functional platform to control access to and payment for a wide variety of applications using a single smart card. The solution has been designed to accommodate integration with a range of third party technologies. The educational, government and corporate sectors all continue to move toward the more functional and broader applications that a smart card solution can provide over the traditional methods. The Company sells its transaction solutions to value-added resellers and distributors, and directly to end-users.

      In addition to designing and integrating smart card technology that enables secure electronic transactions for closed environments, PubliCARD also licenses smart card reader technology and the integrated circuit technology within readers. These readers facilitate secure access to PCs, networks and the Internet, as well as secure Internet transactions, by enabling the use of cryptographic and other security applications. PubliCARD licenses this technology to Mako Technologies LLC, an affiliate in which PubliCARD has a minority interest.

INDUSTRY

      Security and privacy are primary concerns of the ever-growing information economy. The expected level of growth in secure business-to-business and consumer-to-business transactions will only occur if consumers, businesses, governments and other organizations are confident that their network and Internet exchanges and transactions are secure from unauthorized intrusion, usage, sabotage and theft. To effectively address the growing need for greater enterprise and on-line security, individuals and organizations are turning to smart card technology. Through its central processing and memory capabilities, smart card technology enables cryptographic communications, authentication and other applications that permit secure data access, information exchange and electronic transactions within network and Internet environments.

      A smart card is similar in appearance to a traditional credit card, but unlike a traditional credit card, stores information on an integrated circuit chip embedded within the card, rather than on a magnetic stripe on the surface. While a typical magnetic stripe card stores approximately 212 bytes of information, generally consisting of a user's name, account and personal identification number, a smart card can store 64 kilobytes or more of information, which is 300 times that of a traditional magnetic stripe credit card. Additionally, the integrated circuit within a smart card serves as a central processing unit which, combined with its memory capacity, facilitates the use of encryption applications, which secure data and value exchanges within networks and the Internet. Smart cards also permit bi-directional authentication in which the smart card can authenticate the validity of the intended party or device prior to exchanging information or value.

      The rollout of smart card technology started in the telecommunication sector, specifically to facilitate the use of public payphones (replacing coins) and mobile phones (Subscriber Identification Modules). Of the 2 billion smart cards issued in 2000, half of them were issued in this sector. The deployment of smart card technology in this sector demonstrates the security and adaptability of the technology and evidences that smart cards are a unique media to store, transport and process personal information, access keys and other information.

      Smart card technology is now being widely deployed in other market sectors, including the security and transaction management sectors. In the security sector, smart card technology is being used to authenticate and secure access to physical premises, PCs, networks, virtual private networks and the Internet, and through cryptography, facilitate secure email, electronic document and information exchanges, e-commerce transactions/payments and other Internet and broadband applications. In the transaction management sector, smart card technology is being used within a variety of closed system environments. For example, smart card technology is being used in the banking sector to secure payment transactions in physical and virtual worlds and in the transportation sector to replace "tickets," thereby speeding up the ticketing process and making it more efficient. Other closed environments such as corporate or educational campuses are using smart card technology to resolve a mix of both security and transactions needs including purchase and payment transactions, identification, authentication and access.

      Demand for smart card solutions are being further driven by governments and financial institutions. The U.S. Government Paperwork Elimination Act of 1995 requires that all federal agencies offer electronic exchange of mandatory data by October 2003. The European Commission ("EC") is also supporting the adoption of smart card technology in their continuing efforts to create a more efficient and competitive economy within the European community. Through the eEurope program, the EC is sponsoring programs to standardize smart card infrastructure devices and harmonize system platforms. Finally, smart card technology is rapidly becoming a key facilitator of financial transactions. The financial and banking community in Asia and Europe is using smart card technology to support credit, debit and e-purse cards (cards that store cash values), multi-application services and services dealing with coupons and/or tickets. Several large U.S. financial institutions, including American Express, MasterCard and Visa International, have introduced smart cards as part of their financial card systems.

      The use of smart card technology is especially well suited for managing transactions in closed environment solutions that restrict access and manage payments. In closed environments, smart cards are used to control access to physical premises, process payments and provide portable network security. The educational, government and corporate sectors all continue to provide growth opportunities as these institutions move toward the more functional and broader applications that a smart card solution can provide over other traditional methods. Smart card solutions offer a greater level of flexibility and permits development of customer specific applications that cannot be offered by traditional methods of providing closed environment security and transaction management such as the magnetic stripe.

      With the increased use and acceptance of smart cards and the related technologies world wide, there are numerous applications to use smart card technology in a variety of infrastructure platforms. PubliCARD has developed a client-server based software solution for closed campus proprietary card users, which is focused on delivering multi-functionality around a single card supporting a wide range of third party technologies.

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

- In November 1998, PubliCARD acquired Tritheim Technologies, Inc. ("Tritheim"), which developed conditional access and security products for, computers and the electronic information and the digital video broadcast industry. In May of 2000, the Company changed the name of its Tritheim subsidiary to Infineer, Inc. as part of a re-branding effort.

- In February 1999, PubliCARD acquired Amazing! Smart Card Technologies, Inc. ("Amazing"), a developer of consumer smart card solutions and a manufacturer of customized smart cards.

- In February 1999, PubliCARD acquired Greystone Peripherals, Inc. ("Greystone"), a developer of hard disk duplicators.

- In November 1999, PubliCARD acquired Absec Limited ("Absec"), a designer of closed environment solutions, including small value electronic cash systems and database management solutions. In May of 2000, the Company changed the name of its Absec subsidiary to Infineer Ltd. ("Infineer") as part of a re-branding effort.

      While PubliCARD developed a number of successful smart card products and solutions, its operations were fragmented throughout a variety of markets. PubliCARD's Board of Directors, together with its management team, determined to integrate its operations and focus on a single market in which:

-     high growth potential existed;

-     PubliCARD had established relationships;

-     PubliCARD had already deployed products and gained credibility; and

-     PubliCARD possessed core technologies and competencies.

      PubliCARD determined that it could leverage its existing smart card technology for deployment in the rapidly growing enterprise and on-line security and transaction management market sectors, which PubliCARD had already penetrated and which it believed exhibited each of the characteristics identified above. To effect this new business strategy, in March 2000, the Company's Board of Directors adopted a plan to dispose of the operations of the Company's Greenwald Industries Inc. ("Greenwald"), Greenwald Intellicard, Greystone and Amazing subsidiaries. These subsidiaries designed, manufactured and distributed mechanical and smart card laundry solutions, hard disk duplicators and smart cards.

      On June 29, 2000, the Company completed the sale of substantially all of the assets of Greenwald and Greenwald Intellicard to The Eastern Company ("Eastern") for $22.5 million in cash, less $1.75 million held in escrow to secure the payment of certain indemnification obligations. As part of the transaction, Eastern assumed certain liabilities of Greenwald and Greenwald Intellicard, including certain contractual liabilities, accounts payable and accrued liabilities. The Company has substantially completed the wind-down of the operations of Amazing and Greystone including the sale of certain assets and the licensing of certain intellectual property.

      In December 2000, the Company acquired a 3.5% ownership interest in TecSec Incorporated ("TecSec") for $5.1 million. TecSec, a Virginia company, develops and markets encryption products and solutions, which will enable the next generation information security for the enterprise, multi-enterprise e-business and other markets.

      In July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board decided to shift the Company's strategic focus. While the Board remained confident in the long-term prospects of the smart card business, the timing of public sector and corporate initiatives in wide-scale, broadband environments utilizing the Company's smart card reader and chip products had become more uncertain.

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

      In September 2001, the Company formed a new minority-owned affiliate, Mako to market its smart card reader and chip technologies. The move is consistent with the Company's decision to explore strategic transactions that would enable the Company to reduce or eliminate its ongoing cash funding requirements for its smart card reader and chip business while retaining an interest in the upside potential for these technologies. The Company contributed certain inventories and equipment valued at $238,000, in exchange for a 31% fully diluted ownership interest in Mako. The Company has also granted a perpetual license of its reader and chip technology to Mako in exchange for royalties based on sales over the next two years. Based on current market conditions, the Company does not expect to receive significant royalties. In February 2002, Mako reduced its headcount and is currently reassessing its business plan, which may result in its liquidation in the near future. If Mako is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, the Company's investment in Mako could be permanently impaired and subject to a write-down.

CURRENT STRATEGY

      At present, PubliCARD's sole operating activities are conducted through its Infineer subsidiary, which designs smart card platform solutions for educational and corporate sites. The Company's future plans revolve around an acquisition strategy focused on businesses in areas outside the high technology sector while continuing to support the expansion of the Infineer business. Key elements of our strategy include the following:

- GROW PUBLICARD BUSINESS THROUGH ACQUISITIONS. An important element of the Company's new strategic plan involves the acquisition of businesses in areas outside the technology sectors in which the Company has recently been engaged, so as to diversify its asset base. The Company made a series of successful acquisitions in the 1980's and early 1990's and will endeavor to replicate this success by seeking out businesses meeting a targeted profile.

- EXPAND INFINEER MARKET REACH. Management believes that Infineer can expand the market reach of its smart card platform solutions by forming strategic marketing and distribution relationships with a number of key industry players both in the United Kingdom and elsewhere. Infineer has a strong market position in the United Kingdom educational and corporate sectors and intends on leveraging this market position to select markets outside of the U.K.

- EXPAND INFINEER PRODUCT OFFERING. Management believes that Infineer can expand its total product offering, technologies and market position by partnering with companies engaged in complementary businesses or by acquiring or licensing complementary technologies and products. Infineer intends to form relationships, which will provide a "complete" solution to the educational and corporate campus market places.

PUBLICARD PRODUCTS AND SOLUTIONS

     PubliCARD designs and develops smart card software and hardware solutions for campus environments. The Company's solutions facilitate card-based payment for a wide variety of services typically found on both corporate and education sites. The Company's products and solutions include the following:

- CHIPNET. The Company provides transaction solutions using a single smart card that facilitate smart card based payments for a wide variety of services typically found on both corporate and educational sites. Implementing a cashless system has many benefits including improved cash flow, enhanced service levels and superior management information. Uniquely adapted to the campus environment and users, ChipNet enables identification, payment at cafeteria, vending machines, photocopiers and printers, and network access to PCs. ChipNet also integrates with third party library management, campus wide access control and time and attendance tracking. The ChipNet solution comprises application software, hardware and smart cards.

      On ChipNet sites, card holders load money onto an Infineer multi-application smart card. The card can then be used to pay for a cafeteria and vending machine purchases, as well as for copier and networked printer usage. Each time a transaction takes place, all details are recorded, such as the date and time, user and item purchased. These are then processed by a robust back office software package, utilizing a powerful tracking tool that delivers accurate management information on sales and card activity. As the ChipNet solution is based around an open database platform, integration with third party cards, applications and electronic purses can be facilitated quickly and easily. ChipNet is currently installed in over 110 educational and corporate sites, primarily in the United Kingdom.

- CHIPNET QUICKSTART. ChipNet QuickStart is a user-friendly smartcard payment system aimed at libraries and Internet cafes, which will simplify administration and payment for PC log-on, networked printing and photocopying. ChipNet QuickStart has been developed to fill a gap in the market for an entry-level smart card solution providing an administration-free payment system. Although ChipNet QuickStart offers the capacity to run without being networked, it also contains a built-in upgrade path to ChipNet.

- SMARTPRINT CENTRAL. The SmartPrint CENTRAL solution combines a sophisticated print release software package and a card reader to provide a dedicated print release station. The user logs on at any networked PC and, having created or edited their document, sends it across the network to the printer. In order to have the print job printed, the user must physically go to the print release PC, which would typically be located beside the printer, select their print job from the print queue and insert a card for payment. When payment has taken place, the job is printed. SmartPrint CENTRAL is available for the standard card technologies provided by Infineer, namely smart card, revaluable magnetic card and disposable magnetic card.

- EASYCARD. The EasyCard product line delivers a complete and cost effective solution to the problem of vending prints, copies and faxes. Operating with either low cost disposable magnetic cards or rechargeable cards in two formats, slim and ISO standard, EasyCard is a simple to use solution, ideal for schools, colleges, universities, libraries and copy shops. Users carry cards, featuring either a monetary or copy value, and the appropriate amount is deducted each time a service is used. Both analogue and digital copiers can now contribute valuable revenue to institutions by charging for their use. For those customers not paying in advance for services, account cards can be used, recording the use of a range of services against an individual or department. A full range of support products offer card acceptance at vending machines, cafeterias, self-service card centers and encoding stations. EasyCard delivers a range of solutions from "sell and forget" disposable magnetic card operated formats to combination solutions accepting disposable, rechargeable and account cards with full card personalization for access control and time and attendance tracking.

- LICENSED TECHNOLOGY. PubliCARD licenses smart card reader and chip technology to Mako. The Company does not expect the revenue stream from licensing to be significant in the future. PubliCARD developed a line of chips that provide solutions for adding smart car support to a variety of OEM products such as cable set-top boxes, Interne appliances, personal computers, keyboards, and ATMs. These solutions drive the smart card reader in any smart card accepting device, enabling any smart card application and payment transactions to take place. Such devices include smart card readers, either stand-alone or embedded into other devices. PubliCARD's chips drive and manage these smart card readers by reading the chip embedded in the card and permitting the stored data to access the proper application. PubliCARD also developed intelligent smart card readers designed for electronic commerce, financial services, access control, security, and a variety of other applications. The reader line included a laptop reader as well as desktop solutions with either a serial or USB interface.

SALES AND MARKETING

      PubliCARD sells and distributes its products through a range of distribution channels, including value-added resellers, value-added distributors and other distributors. PubliCARD also sells and distributes its products directly to end-users in the United Kingdom through its direct sales force. PubliCARD has approximately 20 employees directly engaged in the sale and distribution of its products in the United Kingdom and is represented by 15 independent distributors and resellers.

      In support of its sales strategies, PubliCARD also makes use of direct mail campaigns to its customer databases, advertising in targeted trade media and at trade shows and conferences. PubliCARD intends to continue to form strategic relationships with a number of key industry players to provide it with access to leading edge technology, marketing and sales leverage, and access to key customers and accounts.

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

      PubliCARD's product development is organized to quickly bring products from concept to product introduction, and has developed relationships to design, develop and manufacture quality product while bringing the product to market in a greatly reduced development life cycle. PubliCARD's future success will depend upon its ability to develop and to introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results -- Our future success depends on our ability to keep pace with technological changes and introduce new products in a timely manner."

COMPETITION

      Competition in the markets in which PubliCARD operates is intense and is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. To maintain and improve its competitive position, PubliCARD must continue to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. The principal competitive factors affecting the market for PubliCARD's technology products are the product's technical characteristics and price, customer service and competitor reputation, as well as competitor reputation positioning and resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results -- The highly competitive markets in which we operate could have a material adverse effect on our business and operating results." PubliCARD will be required to continue to respond promptly and effectively to the challenges of technological changes and its competitors' innovations.

      The market for smart card technology solutions is new, intensely competitive and rapidly evolving. PubliCARD expects competition to continue to increase both from existing competitors and new market entrants. PubliCARD's primary competition currently comes from or is anticipated to come from companies offering campus environment solutions, including small value electronic cash systems and database management solutions, such as Girovend, MARS, Diebold, CyberMark and Schlumberger.

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

      In the event that PubliCARD's technology or products are determined to infringe upon the rights of others, PubliCARD could be required to cease using such technology and stop selling such products, if PubliCARD is unable to obtain licenses to utilize such technology. There can be no assurance that PubliCARD would be able to obtain such licenses in a timely manner on acceptable terms and conditions, and the failure to do so could have a material adverse effect on PubliCARD's financial condition and results of operations. If PubliCARD is unable to obtain such licenses, it could encounter significant delays in product market introductions while it attempted to design around the infringed-upon patents or rights, or could find the development, manufacture or sale of products requiring such license to be foreclosed. In addition, patent disputes are common in the smart card and computer industries and there can be no assurance that PubliCARD will have the financial resources to enforce or defend a patent infringement or proprietary rights action.

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

EMPLOYEES

      As of March 15, 2002, PubliCARD had approximately 53 employees, of which 20 are involved in sales and marketing, 9 in product development, and 12 in manufacturing. The Company considers its employee relations to be good.

SEGMENT INFORMATION

      As a result of the disposition of certain operations and because the Company operates in one industry, that being the deployment of smart card solutions which facilitate secure access and transactions, the Company reports as a single segment. Sales by geographical areas for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):


                                                            2001                  2000                 1999
                                                            ----                  ----                 ----
     United States                                        $ 1,727               $ 1,160              $ 1,245
     Europe                                                 3,671                 4,029                  614
     Rest of world                                            254                   354                   71
                                                          -------               -------              -------
                                                          $ 5,652               $ 5,543              $ 1,930
                                                          =======               =======              =======

      The Company has operations in the United States and United Kingdom. Identifiable assets by country as of December 31, 2001 and 2000 are as follows (in thousands):

                                                            2001                  2000
                                                            ----                  ----
     United States                                        $12,037               $25,547
     United Kingdom                                         2,557                 2,866
                                                           -----                 -----
                                                          $14,594               $28,413
                                                          =======               =======

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 HEREIN)

      The following table sets forth information about the executive officers of the Company as of March 15, 2002. The business address of each executive officer is the address of the Company, 620 Fifth Avenue, New York, New York 10020.

             Name                                Age                      Office and Position
             ----                                ---                      -------------------
        Harry I. Freund                          62                       Director, Chairman of the Board
                                                                          and Chairman

        Jay S. Goldsmith                         58                       Director, Vice Chairman of the
                                                                          Board and Vice Chairman

        Antonio L. DeLise                        40                       Director, President, Chief Operating Officer,
                                                                          Chief Financial
                                                                          Officer and Secretary

        Robert J. Caldaroni                      38                       Vice President and Controller

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

      Mr. DeLise, joined the Company in April 1995 as Vice President, Chief Financial Officer and Secretary. He was appointed to the Board of Directors in July 2001 and was elected to the additional posts of President and Chief Operating Officer in February 2002.

      Mr. Caldaroni, a Certified Public Accountant, joined the Company in April 1999 as Director of Financial Reporting. He was appointed Vice President, Controller in November 2001. Prior to joining the Company, Mr. Caldaroni was the Controller of the Precious Metals Products Division of Handy & Harman.

ITEM 2. PROPERTIES

      The Company leases the following facilities, which are believed to be adequate for its present needs.

                                                                                LEASE            SQUARE
    PREMISES                           PURPOSE                                EXPIRATION        FOOTAGE
    --------                           -------                                ----------        -------
New York, NY                  Executive offices for PubliCARD                    2004             4,500

Bangor, Northern              Office and manufacturing                           2008            12,000
Ireland

      The Company and Balfour are parties to a License Agreement, dated as of October 26, 1994, with respect to a portion of the office space leased by the Company in New York City. The Chairman and Vice Chairman of the Company are the only shareholders of Balfour. The term of the License Agreement commenced on January 1, 1995 and will expire on June 30, 2004, unless sooner terminated pursuant to law or the terms of the License Agreement. The License Agreement provides for Balfour to pay to the Company a portion of the rent paid by the Company under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. Effective March 1, 2002, Balfour's share of rent and other costs was 50% of the total costs incurred. The base rent payable by Balfour under the License Agreement is approximately $11,000 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On November 21, 2001, an annual meeting of shareholders of the Company was held at which directors were elected to serve until their successors shall have been elected and shall have qualified. The appointment of the Company's outside auditors for the year ending December 31, 2001 was also ratified. The voting results were as follows:


                                                                 For            Against       Abstain
                                                                 ---            -------       -------
Election of directors
  Harry I. Freund                                             17,524,655             --      1,784,072
  Jay S. Goldsmith                                            17,525,055             --      1,783,672
  Clifford B. Cohn                                            18,124,014             --      1,184,713
  Jan-Erik Rottinghuis                                        18,124,004             --      1,184,723
  L.G. Schafran                                               18,123,920             --      1,184,807
  Emil Vogel                                                  18,124,420             --      1,184,307
  Antonio L. DeLise                                           18,124,014             --      1,184,713

Ratification of auditors                                      18,238,725         74,108        995,894

      In February 2002, Jan-Erik Rottinghuis resigned as President and Chief Executive Officer of the Company and from PubliCARD's Board of Directors.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) PubliCARD's common stock is listed on the Nasdaq National Market under the symbol "CARD" . The following table sets forth the high and low closing sale prices of PubliCARD's common stock, as reported by the Nasdaq National Market, for the calendar periods indicated (in dollars):

                                                            2001                                2000
                                                            ----                                ----
                                                  HIGH             LOW                   HIGH          LOW
                                                  ----             ---                   ----          ---
       First Quarter                             2.875            1.437                 14.75          5.00
       Second Quarter                             1.63              .85                 9.125         2.625
       Third Quarter                               .88              .25                 3.625          1.75
       Fourth Quarter                              .45              .24                  4.25         1.125

(b) There were approximately 2,500 registered holders of record of common stock of the Company as of March 15, 2002.

(c) The Company did not pay dividends on its common stock during the prior five fiscal years and does not anticipate paying dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES.

      In December 2000, the Company completed the private placement of 525,000 shares of common stock and 790 shares of Class A Preferred Stock, Second Series ("Class A Preferred Stock"), a newly designated series of convertible preferred stock, resulting in aggregate proceeds of $5.0 million to PubliCARD. The securities were sold to institutional investors and other accredited investors in the U.S. and Europe pursuant to Regulations D and S under the Securities Act of 1933, as amended (the "Securities Act"). Each share of Class A Preferred Stock is convertible into 2,500 shares of common stock. Therefore, the shares of common stock issued plus the shares of common stock issuable upon conversion of the Class A Preferred Stock aggregate 2.5 million common shares. The proceeds from the private placement were used to acquire a 3.5% ownership interest in TecSec. The Company registered the shares of common stock issued and the shares of common stock underlying the Class A Preferred Stock for resale under the Securities Act through a registration statement on Form S-3, which became effective on January 22, 2001.

      In connection with the December 2000 private placement, the Company issued 100 rights equally to the participants in the private placement pursuant to Regulations D and S under the Securities Act. These rights entitle the participating holders of common stock and Class A Preferred Stock to receive an aggregate of ten percent of any increase in value of the TecSec investment realized by the Company. See Note 2 to the Company's Consolidated Financial Statements for details regarding the Company's investment in TecSec.

      On July 17, 2000 and October 16, 2000, the Company issued 60,000 and 55,000 shares of common stock, respectively, to the Publicker Industries Inc. Retirement Income Plan pursuant to Regulations D and S under the Securities Act in respect of a $365,000 required contribution to that Plan. The Company registered the shares issued to such Plan for resale under the Securities Act through a registration statement on Form S-3, which became effective on January 22, 2001.

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

      On December 6, 1999, the Company issued 200,000 shares of common stock to Jan-Erik Rottinghuis, its former President and Chief Executive Officer, pursuant to the Employment Agreement, dated as of November 2, 1999, between the Company and Mr. Rottinghuis. These shares were issued pursuant to Regulation D under the Securities Act.

      On November 16, 1999, the Company issued 388,209 shares of common stock to the shareholder of Absec in connection with the acquisition of Absec by the Company. In addition, the Company issued options to purchase 300,000 shares of its common stock to certain employees of Absec.

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

ITEM  6. SELECTED FINANCIAL DATA

      The selected financial data of the Company presented below for the five year period ended December 31, 2001 have been derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K .

                                                                 Year Ended December 31
                                        -----------------------------------------------------------------------
                                           2001          2000           1999           1998             1997
                                        ---------     ---------      ----------      ----------      ----------
                                                      (in thousands, except per share amounts)
STATEMENT OF INCOME DATA:
Net sales                               $   5,652     $   5,543      $    1,930      $        3      $       --
Cost of sales                               2,875         2,913             978               7              --
Inventory adjustment                        1,661            --              --              --              --
                                        ---------     ---------      ----------      ----------      ----------
     Gross margin                           1,116         2,630             952              (4)             --
                                        ---------     ---------      ----------      ----------      ----------

Operating expenses:
     General and administrative             4,625         6,664           5,713           3,694           3,570
     Sales and marketing                    3,413         7,562           2,862              21              --
     Product development                    2,442         4,364           1,318              53              --
     In-process research and
         development                           --            --              --           2,800              --
     Stock compensation expense                86         1,116           2,759             145              --
     Goodwill amortization                  1,824         2,638           1,749             128              --
     Repositioning and other
       special charges                      5,656            --           1,895              --             768
                                        ---------     ---------      ----------      ----------      ----------
                                           18,046        22,344          16,296           6,841           4,338
                                        ---------     ---------      ----------      ----------      ----------
     Loss from operations                 (16,930)      (19,714)        (15,344)         (6,845)         (4,338)
                                        ---------     ---------      ----------      ----------      ----------

Other income (expenses):
     Interest income                          476           936             561             528             667
     Interest expense                         (65)         (100)           (158)           (191)           (234)
     Cost of retirement benefits -
         non-operating                       (788)         (812)         (1,028)           (846)           (768)
     Other (expense) income                   136            15            (751)         (1,023)             31
                                        ---------     ---------      ----------      ----------      ----------
                                             (241)           39          (1,376)         (1,532)           (304)

Loss from continuing
     operations                           (17,171)      (19,675)        (16,720)         (8,377)         (4,642)
                                        ---------     ---------      ----------      ----------      ----------

Discontinued operations:
     Income (loss) from
         discontinued operations               --            --         (13,999)          2,302           2,954
     Gain (loss) on disposition of
         discontinued operations            2,350         4,275          (5,000)             --             609
                                        ---------     ---------      ----------      ----------      ----------
Net loss                                $ (14,821)    $ (15,400)     $  (35,719)     $   (6,075)     $   (1,079)
                                        =========     =========      ==========      ==========      ==========

Basic earnings (loss) per common share:
     Continuing operations              $    (.71)    $    (.84)     $     (.88)     $     (.61)     $     (.33)
     Discontinued operations                  .10           .18           (1.00)            .17             .25
                                        ---------     ---------      ----------      ----------      ----------
                                        $    (.61)    $    (.66)     $    (1.88)     $     (.44)     $     (.08)
                                        =========     =========      ==========      ==========      ==========

                                                    Year Ended December 31
                                        -----------------------------------------------
                                          2001      2000     1999       1998      1997
                                        -------   -------   -------   -------   -------
                                                        (in thousands)
BALANCE SHEET DATA:
 Working capital                        $ 2,631   $13,168   $23,889   $23,420   $18,219
 Total assets                            17,397    37,179    45,488    36,875    23,130
 Other non-current liabilities            5,328     6,010     6,674     7,689     9,043
 Shareholders' equity                     7,484    23,578    30,399    21,917    10,873

No dividends on common shares have been declared or paid during the last five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      PubliCARD was incorporated in the Commonwealth of Pennsylvania in 1913. PubliCARD entered the smart card industry in early 1998, and began to develop solutions for the conditional access, security, payment system and data storage needs of industries utilizing smart card technology. In 1998 and 1999, the Company made a series of acquisitions to enhance its position in the smart card industry. In March 2000, PubliCARD's Board of Directors (the "Board"), together with its management team, determined to integrate its operations and focus on deploying smart card solutions, which facilitate secure access and transactions. To effect this new business strategy, in March 2000, the Board adopted a plan of disposition pursuant to which the Company divested its non-core operations. See
Note 10 to the Consolidated Financial Statements for a discussion on the disposition plan.

      In July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board decided to shift the Company's strategic focus. While the Board remained confident in the long-term prospects of the smart card business, the timing of public sector and corporate initiatives in wide-scale, broadband environments utilizing the Company's smart card reader and chip products had become more uncertain. Given the lengthened time horizon, the Board did not believe it would be prudent to continue to invest the Company's current resources in the ongoing development and marketing of these technologies. Accordingly, the Board determined that shareholders' interests will be best served by pursuing strategic alliances with one or more companies that have the resources to capitalize more fully on the Company's smart card reader and chip-related technologies. In connection with this shift in the Company's strategic focus, workforce reductions and other measures were implemented to achieve cost savings. See Note 11 to the Consolidated Financial Statements for a discussion on the repositioning charge associated with this action.

      At present, PubliCARD's sole operating activities are conducted through its Infineer Ltd. ("Infineer") subsidiary, which designs smart card platform solutions for educational and corporate sites. The Company's future plans revolve around an acquisition strategy focused on businesses in areas outside the high technology sector while continuing to support the expansion of the Infineer business.

      PubliCARD's financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Consolidated Financial Statements, the Company has incurred operating losses and requires additional capital to meet its obligations and accomplish the Company's business plan, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      SALES. Revenues are generated from product sales, licenses of software products, maintenance contracts and software development services. Revenue from product sales is recorded upon shipment of the product. Provisions are recorded for estimated warranty repairs, returns and bad debts at the time the product is shipped. Software license fees are recognized upon shipment if a signed contract exists, the fee is fixed and determinable and the collection of the resulting receivable is probable. Revenue from maintenance and support fees is recognized ratably over the contract period. Consolidated sales increased to $5.7 million in 2001 compared to $5.5 for 2000. The increase is primarily attributed to sales of smart card readers for security applications.

      GROSS MARGIN. Cost of sales consists primarily of material, personnel costs, overhead and third-party contract manufacturing costs. Gross margin as a percentage of sales was 20% for 2001 (49% excluding the inventory adjustment discussed below) compared to 47% for 2000. Excluding the inventory adjustment, the gross margin percentage increase is principally due to improved margins on smart card reader sales.

      SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel and travel costs, public relations, trade shows and marketing materials. Sales and marketing expenses were $3.4 million in 2001 compared to $7.6 million in 2000. The decrease is attributed to the July 2001 repositioning action, additional headcount reductions throughout 2000 and 2001 and lower consulting expenses for market research and corporate branding.

      PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of personnel and travel costs, independent consultants and contract engineering services. The Company believes that a significant level of development expenditures are required to enable it to quickly introduce new solutions that incorporate the latest technological advances and to develop and maintain close relationships with key suppliers of components and technologies. The Company's future success will depend upon its ability to develop and to introduce new solutions on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. Product development expenses include expenses associated with the development of new products and enhancements to existing products. Product development expenses amounted to $2.4 million in 2001 compared to $4.4 million in 2000. The decrease in expense is attributed to the July 2001 repositioning action, headcount reductions throughout 2000 and 2001 and lower contract engineering services costs.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance and accounting, human resources, risk management and legal. General and administrative expenses for the year ended December 31, 2001 decreased to $4.6 million from $6.7 million for 2000. The decrease in expense is attributed to the July 2001 repositioning action, headcount reductions and lower corporate expenditures, which consisted primarily of legal, consulting and professional fees.

      STOCK COMPENSATION EXPENSE. Stock-based compensation recorded in 2001 and 2000 principally relates to the issuance of stock awards and below market stock option grants to two executives hired in 2000 and 1999.

      GOODWILL AMORTIZATION. Goodwill is amortized on a straight-line basis over five years. Amortization decreased to $1.8 million in 2001 from $2.6 million in 2000 due to the write-off of the remaining goodwill associated with the smart card reader and chip business in the second quarter of 2001.

      REPOSITIONING CHARGE. As discussed above in July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board decided to shift the Company's strategic focus. The Company recorded a charge aggregating $7.3 million in the second and third quarters of 2001 associated with the departure from the smart card reader and chip business. The charge consisted of write-offs of goodwill of $4.1 million and fixed assets of $554,000, an inventory realizability adjustment of $1.7 million (included in cost of sales) as a result of the business closure, and severance and other costs of $1.0 million principally related to the termination of 36 employees. The repositioning activities were substantially completed by December 31, 2001.

      OTHER INCOME AND EXPENSE. Interest income decreased to $476,000 from $936,000 in the prior year due to lower interest rates and investment balances. Interest expense principally relates to interest on the remaining environmental obligation (see below) and decreased to $65,000 in 2001 from $100,000 in 2000. Cost of pensions principally relates to pension expense associated with the Company's frozen defined benefit pension plan.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

      SALES. Consolidated sales increased to $5.5 million in 2000 compared to $1.9 million for 1999. The increase in sales for 2000 is primarily attributable to the Company's acquisition of Absec in late 1999 offset by lower smart card chip sales.

      GROSS MARGIN. Gross margin as a percentage of sales was 47% for 2000 compared to 49% for 1999. The decrease in gross margin is attributed to lower chip sales, which carried a higher gross margin, in 2000 compared to 1999.

      SALES AND MARKETING EXPENSES. Sales and marketing expenses were $7.6 million in 2000 compared to $2.9 million in 1999. The increase was due to the expenses associated with Absec operations acquired in late 1999 and additional headcount increases throughout 1999 and 2000.

      PRODUCT DEVELOPMENT EXPENSES. Product development expenses amounted to $4.4 million in 2000 compared to $1.3 million in 1999. Expenses increased in 2000 primarily due to the Absec operations acquired in late 1999 and ongoing smart card chip, reader and other development efforts.

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

LIQUIDITY

      The Company has financed its operations over the last three years primarily through the sale of capital stock and the sale of non-core businesses. During the year ended December 31, 2001, cash, including short-term investments, decreased by $12.6 million to $4.5 million as of December 31, 2001.

      Operating activities from continuing operations utilized cash of $12.2 million in 2001 and principally consisted of the loss from continuing operations of $17.2 million and a decrease in net operating assets and liabilities of $4.6 million, offset by non-cash charges of $9.6 million for the repositioning charge, goodwill amortization, stock compensation expense and depreciation. Operating activities from discontinued operations utilized cash of $424,000.

      Investing activities provided cash of $146,000 in 2001 and consisted principally of proceeds from the sale of discontinued operations offset in part by capital expenditures.


      Financing activities utilized cash of $43,000 in 2001 and consisted of closing costs in connection with the Company's December 2000 private placement of common and preferred stock.

      The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow in 2002. In addition to funding operating and capital requirements and corporate overhead, future uses of cash include the following:

      - The Company sponsors a defined benefit pension plan, which was frozen in 1993. As of December 31, 2001, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $5.5 million. The annual contribution to the plan is expected to be approximately $1.6 million in 2002. Since the plan is significantly underfunded, the Company expects that the annual contribution requirements beyond 2002 will continue to be significant.

      - In April 1996, a Consent Decree among the Company, the United States Environmental Protection Agency ("EPA") and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14.4 million plus interest to the United States and the Commonwealth of Pennsylvania. Through December 31, 2001, the Company has made principal payments aggregating $13.2 million. In January 2002, the Company and the EPA reached an agreement to extend the due date on the remaining unpaid balance. In return, the EPA was granted a security interest in certain assets held in escrow. The remaining payments totaling $1.3 million, including interest, will be made to the EPA over the next three years and consist of $450,000 in 2002, $431,000 in 2003 and $411,000 in 2004.

      - The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next eight years. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are $421,000 in 2002, $412,000 in 2003, $387,000 in 2004 and $248,000 thereafter.

      The Company will need to raise additional capital that may not be available to it. Although management believes that existing cash and short term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated level through December 31, 2002, additional working capital will be necessary in order to fund the current business plan and to ensure the Company is able to fund the pension and environmental obligations. While the Company is actively considering various funding alternatives, it has not secured or entered into any arrangements to obtain additional capital. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it may not be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which could have a material adverse effect on its business and results of operations.

      The Company currently has no capacity for commercial debt financing. Should such capacity become available it may be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, and continued operating losses. Borrowings may also involve covenants limiting or restricting its operations or future opportunities.

      The Company also currently fails to meet certain requirements for the continued listing of its common stock on the Nasdaq National Market ("National Market"). The Company is eligible to apply to transfer the listing of its common stock to the Nasdaq SmallCap Market ("SmallCap Market"). However, there is no assurance (i) that the Company will remedy the identified deficiencies and continue to meet other National

Market quantitative or qualitative listing criteria, (ii) that any application to list its common stock on the SmallCap Market will be successful and, if successful, that it will continue to meet the SmallCap Market continued maintenance requirements, (iii) that any appeal in the event of non-compliance of its common stock will be successful or (iv) that its common stock will not be delisted. Should the Company's common stock be delisted, the liquidity of the common stock would be adversely affected. This could impair the Company's ability to raise capital in the future. If additional capital is raised through the issuance of equity securities, the Company's stockholder' percentage ownership of the common stock will be reduced and stockholders may experience dilution in net book value per share, or the new equity securities may have rights, preferences or privileges senior to those of its commons stockholders.

      If the Company's liquidity does not improve, it may be unable to continue as a going concern and could be required to seek bankruptcy protection. Such an event may result in the Company's common and preferred stock being negatively affected or becoming worthless.

CRITICAL ACCOUNTING POLICIES

      The Company's significant accounting policies are more fully described in the Notes to the Company's Consolidated Financial Statements. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventories, valuation of investments and goodwill and pension accounting to be critical policies due to the estimation processes involved.

      REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE. Revenue from product sales are recorded upon shipment of the product. Provisions are recorded for estimated warranty repairs, returns and bad debts at the time the products are shipped. Software license fees are recognized upon shipment if a signed contract exists, the fee is fixed and determinable and the collection of the resulting receivable is probable. Revenue from maintenance and support fees is recognized ratably over the contract period. Should changes in conditions cause management to determine that revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

      The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's credit worthiness. The Company continually monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that it has identified. While such credit losses have historically been within management's expectations and the provisions established, there is no guarantee that the Company will continue to experience the same credit loss rates as in the past.

      INVENTORIES. Inventories are stated at lower of cost (first-in, first-out method) or market. The Company evaluates the need to record adjustments for impairment of inventory on a quarterly basis. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. During 2001, the decision to exit the smart card reader and chip business resulted in a significant inventory realizability adjustment. While management deems this adjustment to be non-recurring, a decrease in future demand for current products could result in an increase in the amount of excess inventories on hand.

      VALUATION OF INVESTMENTS. The Company periodically reviews the carrying value of its minority-owned investments for impairment. This review is based upon projections of anticipated future cash flows and independent market data, if available. While management believes that the current carrying values of such investments has not been impaired, different assumptions could affect the evaluations.

      IMPAIRMENT OF GOODWILL. The Company periodically evaluates acquired businesses for potential impairment indicators. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the acquired businesses. Future events could cause the conclusion that impairment indicators exist and that goodwill associated with acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on the Company's financial condition and results of operations.

      PENSION OBLIGATIONS. The determination of obligations and expense for pension benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 6 to the Consolidated Financial Statements and include, among others, the discount rate and the expected rate of return on plan assets. In accordance with generally accepted accounting principles, actual results that differ from assumptions are accumulated and amortized over future periods and therefore, generally affect the recognized expense and recorded obligation in such future periods. While management believes that the assumptions are appropriate, differences in actual experience or significant changes in assumptions may materially affect the pension obligation and future expense.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").

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

      SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment based on the specific guidance of this statement. In addition, this statement requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. The Company will adopt this statement on January 1, 2002. In accordance with this statement, no amortization expense for goodwill will be recorded in future periods. The Company has not determined whether a goodwill impairment charge will be recorded in 2002.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, WE HAVE ONGOING FUNDING OBLIGATIONS AND WE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 1999, 2000 and 2001 of approximately $16.7 million, $19.7 million and $17.2 million, respectively. In addition, we experienced negative cash flow from continuing operating activities of $8.5 million, $18.7 million and $12.2 million in 1999, 2000 and 2001, respectively.

      We also have continuing obligations to fund payments due under the Consent Decree and an underfunded pension plan. As of December 31, 2001, we were required to make future aggregate payments of $1.3 million through April 2004 in connection with the Consent Decree. Consistent with the general practices of environmental enforcement agencies, the Consent Decree does not eliminate our potential liability for remediation of contamination that had not been known at the time of the settlement. We sponsor a defined benefit pension plan, which was frozen in 1993. As of December 31, 2001, the present value of the accrued benefit liabilities of our pension plan exceeded the plan's assets by approximately $5.5 million. In addition to the $1.6 million we expect to contribute to the plan in 2002, we are obligated to make continued contributions to the plan in accordance with the rules and regulations prescribed by the

Employee Retirement Income Security Act of 1974. Since the plan is significantly underfunded, the Company expects that the annual contribution requirements beyond 2002 will continue to be significant. Future contribution levels depend in large measure on the mortality rate of plan participants, discount rate and the expected return on the plan assets.

      We will need to raise additional capital that may not be available to us. Although we believe existing cash and short term investments may be sufficient to meet our operating and capital requirements at the currently anticipated level through December 31, 2002, additional working capital will be necessary in order to fund our current business plan and to ensure we are able to fund our pension and environmental obligations. While we are actively considering various funding alternatives, no arrangement to obtain additional funding has been secured or entered into. There can be no assurance that we will be able to obtain additional funding, on acceptable terms or at all. If we cannot raise additional capital to continue at our present level of operations we may not be able to meet our obligations, take advantage of future acquisition opportunities or further develop or enhance our product offering, any of which could have a material adverse effect on our business and results of operations and could lead to our being required to seek bankruptcy protection.

      We currently have no capacity for commercial debt financing. Should such capacity become available to us, we may be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, and continued operating losses. Borrowings may also involve covenants limiting or restricting our operations or future opportunities.

      WE FACE RISKS ASSOCIATED WITH ACQUISITIONS. An important element of our new strategic plan involves the acquisition of businesses in areas outside the technology sectors in which we have recently been engaged, so as to diversify our asset base. Acquisitions would require us to invest financial resources and may have a dilutive effect on our earnings or book value per share of common stock. We cannot assure you that we will consummate any acquisitions in the future, that any financing required for such acquisitions will be available on acceptable terms or at all, or that any past or future acquisitions will not materially adversely affect our results of operations and financial condition.

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

      OUR TECSEC INVESTMENT MAY BE IMPAIRED OR SUBJECT TO A SIGNIFICANT WRITE-DOWN IN THE FUTURE. As of December 31, 2001, the carrying value of our investment in TecSec, a privately held company, was $5.1 million. This investment has been accounted for at cost and could be subject to write-down in future periods if it is determined that the investment is permanently impaired and not recoverable. If TecSec is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, our investment in TecSec could be permanently impaired and subject to a significant write-down.

      THE MARKET'S ACCEPTANCE OF OUR PRODUCTS IS UNCERTAIN. Demand for, and market acceptance of, our software solutions and products are subject to a high level of uncertainty due to rapidly changing technology, new product introductions and changes in customer requirements and preferences. The success of our products or any future products depends upon our ability to enhance our existing products and to develop and introduce new products and technologies to meet customer requirements. We face the risk that our current and future products will not achieve market acceptance.

      Our future revenues and earnings depend in large part on the success of these products, and if the benefits are not perceived sufficient or if alternative technologies are more widely accepted, the demand for our solutions may not grow and our business and operating results would be materially and adversely affected.

      WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in our business. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business. For the year ended December 31, 2001, one customer represented approximately 17% of the Company's sales and 17% of the accounts receivable balance as of December 31, 2001.

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

      -     price; and

      -     product performance in the field.

      Our ability to develop new products also depends upon the success of our research and development efforts. We may need to devote additional resources to our research and development efforts in the future. We cannot assure you that funds will be available for these expenditures or that these funds will lead to the development of viable products.

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

      OUR LONG PRODUCT SALES CYCLES SUBJECT US TO RISK. Our products fall into two categories; those that are standardized and ready to install and use and those that require significant development efforts to implement within the purchasers' own systems. Those products requiring significant development efforts tend to be newly developed technologies and software applications that can represent major investments for customers. We rely on potential customers' internal review processes and systems requirements. The implementation of some of our products involves deliveries of small quantities for pilot programs and significant testing by the customers before firm orders are received for production volumes, or lengthy beta testing of software solutions. For these more complex products, the sales process may take one year or longer, during which time we may expend significant financial, technical and management resources, without any certainty of a sale.

      WE MAY BE LIMITED IN OUR USE OF OUR FEDERAL NET OPERATING LOSS CARRYFORWARDS. As of December 31, 2001, we had federal net operating loss carryforwards, subject to review by the Internal Revenue Service, totaling approximately $86.0 million for federal income tax purposes, approximately $25.0 million of which will expire at the end of 2002. We do not expect to earn any significant taxable income in the next several years, and may not do so until much later. A federal net operating loss can generally be carried back two or three years and then forward fifteen or twenty years (depending on the year in which the loss was incurred), and used to offset taxable income earned by a company (and thus reduce its income tax liability).

      Section 382 of the Internal Revenue Code provides that when a company undergoes an "ownership change," that company's use of its net operating losses is limited in each subsequent year. An

"ownership change" occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company's stock as compared to that shareholder's lowest percentage ownership during the preceding three-year period exceeds fifty percentage points. For purposes of this rule, certain shareholders who own less than five percent of a company's stock are aggregated and treated as a single five-percent shareholder. We may issue a substantial number of shares of our stock in connection with public and private offerings, acquisitions and other transactions in the future. In addition, the exercise of outstanding warrants and options to purchase shares of our common stock may require us to issue additional shares of our common stock. The issuance of a significant number of shares of stock could result in an "ownership change." If we were to experience such an "ownership change," we estimate that virtually all of our available federal net operating loss carryforwards could not be used to reduce our taxable income.

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

      OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISK ASSOCIATED WITH OPERATING IN FOREIGN MARKETS, INCLUDING FLUCTUATIONS IN CURRENCY EXCHANGE RATES, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION. International sales represented approximately 69% of total sales for the year ended December 31, 2001. Because we derive a substantial portion of our business outside the United States, we are subject to certain risks associated with operating in foreign markets including the following:

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

      WE ARE SUBJECT TO GOVERNMENT REGULATION. Federal, state and local regulations impose various environmental controls on the discharge of chemicals and gases, which have been used in our past assembly processes and may be used in future processes. Moreover, changes in such environmental rules and regulations may require us to invest in capital equipment and implement compliance programs in the future. Any failure by us to comply with environmental rules and regulations, including the discharge of hazardous substances, would subject us to liabilities and would materially adversely affect our operations.

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

      Change of control agreements. We are a party to change of control agreements, which provide for payments to certain of our directors and executive officers under certain circumstances following a change of control. Since the change of control agreements require large cash payments to be made by any person effecting a change of control, these agreements may discourage takeover attempts.

      The change of control agreements provide that, if the services of any person party to a change of control agreement are terminated within three years following a change of control, that individual will be entitled to receive, in a lump sum within 10 days of the termination date, a payment equal to 2.99 times that individual's average annual compensation for the shorter of the five years preceding the change of control and the period the individual received compensation from us for personal services. Assuming a change of control were to occur at the present time, payments in the following amounts would be required:
Mr. Harry I. Freund of $934,000 and Mr. Jay S. Goldsmith of $934,000. If any such payment, either alone or together with others made in connection with the individual's termination, is considered to be an excess parachute payment under the Internal Revenue Code, the individual will be entitled to receive an additional payment in an amount which, when added to the initial payment, would result in a net benefit to the individual, after giving effect to excise taxes imposed by Section 4999 of the Internal Revenue Code and income taxes on such additional payment, equal to the initial payment before such additional payment and we would not be able to deduct these initial or additional payments for income tax purposes.

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

      OUR STOCK PRICE IS EXTREMELY VOLATILE. The stock market has recently experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock has been highly volatile and is likely to continue to be volatile. The future trading price for our common stock will depend on a number of factors, including:

      - continued listing of our common stock on the National Market or SmallCap Market (see "Our stock may be delisted from the Nasdaq National Market" below);

      - the volume of activity for our common stock is minimal and therefore a large number of shares placed for sale or purchase could increase its volatility;

      - our ability to effectively manage our business, including our ability to raise capital;

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

      OUR STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET. On February 14, 2002, we received notice from The Nasdaq Stock Market ("Nasdaq") that our common stock had failed to maintain a minimum closing bid price of $1.00 over the last 30 consecutive trading days as required by Nasdaq Marketplace rules. We received a second notice on February 27, 2002, that our common stock also failed to maintain a market value of public float of $5 million. The Nasdaq had previously suspended the minimum bid price and market value of public float requirements in response to market conditions following the September 11 terrorists attacks. The Nasdaq reinstated these requirements effective January 2, 2002.

      In accordance with the Nasdaq rules, we will be provided 90 calendar days, or until May 15, 2002, to regain compliance with the minimum bid price requirement and until May 28, 2002 to regain compliance with the market value of public float requirement. If at any time before May 15, 2002, the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive trading days, Nasdaq will determine if we are in compliance. However, if we are unable to demonstrate compliance on or before May 15, 2002, Nasdaq will provide written notification that our securities will be delisted. At that time, we may appeal the decision to a Nasdaq Listing Qualification Panel.

      We are eligible to apply to transfer the listing of our common stock to the SmallCap Market. If we choose to make such an application and the application is approved, we will be afforded an additional 90-day grace period to comply with the $1.00 minimum bid price requirement, which will extend the delisting determination until August 14, 2002. We may also be eligible for an additional 180-day grace period provided that we meet certain SmallCap Market initial listing criteria. If we should move to the SmallCap Market and meet the minimum bid price requirement for 30 consecutive trading days and maintain compliance with all other National Market listing requirements, we may be eligible to transfer our listing back to the National Market.

      If we are unable to meet the National Market minimum maintenance requirements during the initial 90-day grace period or if we should move to the SmallCap Market and be unable to meet the minimum maintenance requirements during the extended grace period, then we would be subject to delisting from the Nasdaq system. In that event, after receiving notification that our securities would be delisted, we may appeal the delisting determination.

      We cannot assure you (i) that we will remedy the identified deficiencies and continue to meet other National Market quantitative or qualitative listing criteria, (ii) that any application to list our common stock on the SmallCap Market will be successful and, if successful, that we will continue to meet the SmallCap Market continued maintenance requirements, (ii) that any appeal in the event of non-compliance of our common stock will be successful or (iv) that our common stock will not be delisted.

      Should our common stock be delisted, the liquidity of our common stock would be adversely affected. This could impair our ability to raise capital in the future. If we are not successful in raising additional capital when required in sufficient amounts and on terms acceptable to us or at all, we may be required to scale back the scope of our business plan, which would have a material adverse effect on our financial condition and results of operations, and be unable to fund our pension and environmental obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Market Risk

      We are exposed to market risk primarily through short-term investments. Our investment policy calls for investment in short-term, low risk instruments. As of December 31, 2001, short-term investments (principally U.S. Treasury bills) were $4.2 million. Due to the nature of these investments, any decrease in rates would not have a material impact on our financial condition or results of operations.

Investment Risk

      As of December 31, 2001, the carrying value of our investment in TecSec, a privately held company, was $5.1 million. This investment has been accounted for at cost and could be subject to write-downs in future periods if it is determined that the investment is permanently impaired and is not recoverable. If TecSec is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, our investment could be permanently impaired and subject to a significant write-down.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 2002 Annual Meeting of Shareholders.

      The information with respect to the executive officers of the Company required by this item is set forth in Item 1A of this Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon the Company's review of the copies of such forms received by it during the fiscal year ended December 31, 2001 and representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or, to the Company's knowledge, beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements during such fiscal year, except for one late Form 4 transaction for Larry G. Schafran filed on September 19, 2001 relating to an August 4, 2001 transaction.

ITEM 11. EXECUTIVE COMPENSATION

      The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 2002 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 2002 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 2002 Annual Meeting of Shareholders.

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

      4.2 Form of Warrant Agreement, dated 1986, between PubliCARD and J. Henry Schroder Bank & Trust Company, as Warrant Agent. Incorporated by reference from PubliCARD's Registration Statement on Form S-1, dated October 8, 1986.

      4.3 Form of Amendment No. 1 to Warrant Agreement, dated August 13, 1997, between PubliCARD and Publicker Industries Inc., successor to J. Henry Schroder Bank & Trust Company, as Warrant Agent. Incorporated by reference from PubliCARD's Current Report on Form 8-K, filed on August 15, 1997.

      4.4 Form of Warrant Agreement, dated 1986, between PubliCARD and Drexel Burnham Lambert Incorporated. Incorporated by reference from PubliCARD's Registration Statement on Form S-1, dated October 8, 1986.

      4.5 Form of Amendment No.1 to Warrant Agreement, dated August 13, 1997, between PubliCARD and Harry I. Freund and Jay S. Goldsmith. Incorporated by reference from PubliCARD's Current Report on Form 8-K, filed on August 15, 1997.

      4.6 Amended and Restated Rights Agreement, dated as of August 7, 1998, between PubliCARD and Continental Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference from PubliCARD's Current Report on Form 8-K, filed on September 17, 1998.

      4.7 Certificate of Designation, Preferences and Rights of Class A Preferred Stock, Second Series as filed with the Department of State of the Commonwealth of Pennsylvania on November 29, 2000. Incorporated by reference from PubliCARD's Current Report on Form 8-K filed on December 18, 2000.

      4.8 Rights Plan, adopted November 1, 2000. Incorporated by reference from PubliCARD's Current Report on Form 8-K filed on December 18, 2000.

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

      10.4 Employment Agreement, dated as of November 2, 1999, between PubliCARD and Jan-Erik Rottinghuis. Incorporated by reference from PubliCARD's Annual Report on Form 10-K for the year ended December 31, 1999, dated March 30, 2000.

      10.5 Asset Purchase Agreement, dated June 29, 2000, among Greenwald Industries, Inc., Greenwald Intellicard, Inc., The Eastern Company, and PubliCARD, Inc. Incorporated by reference from PubliCARD's Current Report on Form 8-K, filed on July 10, 2000.

      10.6 PubliCARD's 1999 Stock Option Plan for Non-Employee Directors. Incorporated by reference from PubliCARD's Annual Report on Form 10-K for the year ended December 31, 1999, dated March 30, 2000.

      10.7 PubliCARD's 1999 Long-Term Incentive Plan. Incorporated by reference from PubliCARD's Annual Report on Form 10-K for the year ended December 31, 1999, dated March 30, 2000.

      21.1  Subsidiaries of PubliCARD . Filed herewith.

      23.1  Consent letter from Independent Public Accountants. Filed herewith.

      99.1 Letter from PubliCARD regarding Arthur Andersen LLP representations. Filed herewith.


      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PUBLICARD,  INC.
                                      --------------------------------
                                      (Registrant)

Date  March 20, 2002              By: /s/ ANTONIO L. DELISE
      -------------------             --------------------------------
                                      Antonio L. DeLise, President,
                                      Chief Operating Officer, Chief Financial
                                      Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date  March 20, 2002              By: /s/ ANTONIO L. DELISE
      -------------------            ------------------------------------------
                                     Antonio L. DeLise, President,
                                     Chief Operating Officer, Chief Financial
                                     Officer and Director

Date March 20, 2002               By: /s/ ROBERT J. CALDARONI
     --------------------             ------------------------------------------
                                      Robert J. Caldaroni , Vice President,
                                      Controller

Date March 20, 2002               By: /s/ CLIFFORD B. COHN
     --------------------             ------------------------------------------
                                      Clifford B. Cohn, Director

Date March 20, 2002               By: /s/ HARRY I. FREUND
     --------------------             ------------------------------------------
                                      Harry I. Freund, Chairman and Director

Date March 20, 2002               By: /s/ JAY S. GOLDSMITH
     --------------------             ------------------------------------------
                                      Jay S. Goldsmith, Vice Chairman
                                      and Director

Date March 20, 2002               By: /s/ L. G. SCHAFRAN
     --------------------             ------------------------------------------
                                      L. G. Schafran, Director

Date March 20, 2002               By: /s/ EMIL VOGEL
     --------------------             ------------------------------------------
                                      Emil Vogel, Director

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Financial Statements
--------------------
Report of independent public accountants                                                             F-2

Consolidated balance sheets as of December 31, 2001  and 2000                                        F-3

Consolidated statements of income (loss) for the years ended December 31, 2001,
   2000 and 1999                                                                                     F-4

Consolidated statements of shareholders' equity for the years ended
   December 31, 2001, 2000 and 1999                                                              F-5 and F-6

Consolidated statements of cash flows for the years ended
   December 31, 2001, 2000 and 1999                                                                  F-7

Notes to consolidated financial statements                                                     F-8 through F-22

Selected quarterly financial data                                                                    F-23

Schedule
--------

Report of independent public accountants on schedule                                                 F-24

Schedule II - Valuation and qualifying accounts                                                      F-25

      All other schedules required by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of PubliCARD, Inc.:

We have audited the accompanying consolidated balance sheets of PubliCARD, Inc. (a Pennsylvania corporation) and subsidiary companies as of December 31, 2001 and 2000, and the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PubliCARD, Inc. and subsidiary companies as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses and requires additional capital to meet its obligations and accomplish the Company's business plan, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Arthur Andersen LLP

Stamford, Connecticut
March 20, 2002

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS AS OF
                           DECEMBER 31, 2001 AND 2000

                                                                                            2001         2000
                                                                                         ---------    ---------
                                                                                    (in thousands except share data)
                                             ASSETS

Current assets:
     Cash, including short-term investments of $4,199 in 2001 and $16,820 in 2000        $   4,479    $  17,049
     Trade receivables, less allowance for doubtful accounts
       (2001 - $216, 2000 - $89)                                                             1,410        1,632
     Inventories                                                                               557        1,617
     Other                                                                                     770          461
                                                                                         ---------    ---------
          Total current assets                                                               7,216       20,759
                                                                                         ---------    ---------

Equipment and leasehold improvements, net                                                      596        1,623
Goodwill                                                                                     2,803        8,766
Other assets                                                                                 6,782        6,031
                                                                                         ---------    ---------
                                                                                         $  17,397    $  37,179
                                                                                         =========    =========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                              $   1,206    $   1,215
     Accrued liabilities                                                                     3,379        6,376
                                                                                         ---------    ---------
          Total current liabilities                                                          4,585        7,591

Other non-current liabilities                                                                5,328        6,010
                                                                                         ---------    ---------

          Total liabilities                                                                  9,913       13,601
                                                                                         ---------    ---------

Shareholders' equity:
     Class A Preferred Stock, Second Series, no par value:
           1,000 shares authorized; 780 and 790 issued and outstanding
           as of December 31, 2001 and 2000, respectively                                    3,900        3,950
     Common shares, $0.10 par value: 40,000,000 shares authorized;
          24,153,402 and 24,237,402 shares issued as of
          December 31, 2001 and 2000, respectively                                           2,415        2,424
     Additional paid-in capital                                                            107,098      107,300
     Accumulated deficit                                                                  (104,831)     (90,010)
     Other comprehensive loss                                                               (1,098)          --
     Unearned compensation                                                                      --          (86)
                                                                                         ---------    ---------
          Total shareholders' equity                                                         7,484       23,578
                                                                                         ---------    ---------
                                                                                         $  17,397    $  37,179
                                                                                         =========    =========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                                      2001        2000        1999
                                                                                    --------    --------    --------
                                                                                  (in thousands except per share data)
Net sales                                                                           $  5,652    $  5,543    $  1,930

Cost of sales                                                                          2,875       2,913         978
Inventory adjustment                                                                   1,661          --          --
                                                                                    --------    --------    --------
     Gross margin                                                                      1,116       2,630         952
                                                                                    --------    --------    --------

Operating expenses:
     General and administrative                                                        4,625       6,664       5,713
     Sales and marketing                                                               3,413       7,562       2,862
     Product development                                                               2,442       4,364       1,318
     Stock compensation expense                                                           86       1,116       2,759
     Goodwill amortization                                                             1,824       2,638       1,749
     Repositioning and other special charges                                           5,656          --       1,895
                                                                                    --------    --------    --------
                                                                                      18,046      22,344      16,296
                                                                                    --------    --------    --------
Loss from operations                                                                 (16,930)    (19,714)    (15,344)
                                                                                    --------    --------    --------
Other income (expenses):
     Interest income                                                                     476         936         561
     Interest expense                                                                    (65)       (100)       (158)
     Cost of retirement benefits - non-operating                                        (788)       (812)     (1,028)
     Other (expense) income                                                              136          15        (751)
                                                                                    --------    --------    --------
                                                                                        (241)         39      (1,376)
                                                                                    --------    --------    --------

Loss from continuing operations                                                      (17,171)    (19,675)    (16,720)

Discontinued operations:
     Loss from discontinued operations                                                    --          --     (13,999)
     Gain (loss) on disposition of discontinued operations                             2,350       4,275      (5,000)
                                                                                    --------    --------    --------
Net loss                                                                            $(14,821)   $(15,400)   $(35,719)
                                                                                    ========    ========    ========

Basic earnings (loss) per common share:
     Continuing operations                                                          $   (.71)   $   (.84)   $   (.88)
     Discontinued operations                                                             .10         .18       (1.00)
                                                                                    --------    --------    --------
                                                                                    $   (.61)   $   (.66)   $  (1.88)
                                                                                    ========    ========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                   Class A
                                                Preferred Stock               Common Shares
                                               ----------------        ---------------------------
                                                                                                         Additional
                                               Shares                    Shares                           Paid-in       Accumulated
                                               Issued    Amount          Issued           Amount          Capital          Deficit
                                               ------    ------        -----------      ----------       ----------     ------------
                                                                    (in thousands except per share data)
Balance - December 31, 1998                     --       $   --         20,300,954        $  2,030        $  67,091        $(38,891)
Shares issued:
    Stock option plans                          --           --            685,655              68            1,822              --
    Private placement                           --           --          3,269,500             327           18,859              --
    Business acquisitions                       --           --          1,509,610             151           17,635              --
    Pension plan contribution                   --           --             18,000               2              142              --
    Restricted shares and below
    market stock options                        --           --            208,333              21            3,072              --
Amortization of unearned compensation           --           --                 --              --               --              --
Market adjustment to redeemable shares          --           --                 --              --              846              --
Reclassification of redeemable shares           --           --            199,137              20            2,009              --
Net loss                                        --           --                 --              --               --         (35,719)
                                               ---       ------        -----------        --------        ---------        --------
Balance - December 31, 1999                     --           --         26,191,189           2,619          111,476         (74,610)
                                               ---       ------        -----------        --------        ---------        --------
Shares issued:
     Stock option plans                         --           --          1,177,501             118            2,824              --
     Private placement                         790        3,950            525,000              53              945              --
     Business acquisitions                      --           --             66,333               7              689              --
     Pension plan contribution                  --           --            115,000              11              352              --
Shares issued for employment
  and separation agreements                     --           --            251,500              25            1,177              --
Amortization of unearned compensation           --           --                 --              --               --              --
Cancellation of treasury shares                 --           --         (4,089,121)           (409)         (10,163)             --
Net loss                                        --           --                 --              --               --         (15,400)
                                               ---       ------        -----------        --------        ---------        --------
Balance - December 31, 2000                    790       $3,950         24,237,402        $  2,424        $ 107,300        $(90,010)
                                               ===       ======        ===========        ========        =========        ========

                                                           Comprehensive      Treasury           Unearned        Shareholders'
                                                               Loss           Shares(1)        Compensation         Equity
                                                           -------------      ---------        ------------      -------------
Balance - December 31, 1998                                   $    --          $ (8,207)        $   (106)          $ 21,917
Shares issued:
    Stock option plans                                             --             (442)              --              1,448
    Private placement                                              --               --               --             19,186
    Business acquisitions                                          --               --               --             17,786
    Pension plan contribution                                      --               --               --                144
    Restricted shares and below
    market stock options                                           --               --           (1,614)             1,479
Amortization of unearned compensation                              --               --            1,283              1,283
Market adjustment to redeemable shares                             --               --               --                846
Reclassification of redeemable shares                              --               --               --              2,029
Net loss                                                           --               --               --            (35,719)
                                                             --------         --------         --------           --------
Balance - December 31, 1999                                        --           (8,649)            (437)            30,399
                                                             --------         --------         --------           --------
Shares issued:
     Stock option plans                                            --           (1,923)              --              1,019
     Private placement                                             --               --               --              4,948
     Business acquisitions                                         --               --               --                696
     Pension plan contribution                                     --               --               --                363
Shares issued for employment
  and separation agreements                                        --               --               --              1,202
Amortization of unearned compensation                              --               --              351                351
Cancellation of treasury shares                                    --           10,572               --                 --
Net loss                                                           --               --               --            (15,400)
                                                             --------         --------         --------           --------
Balance - December 31, 2000                                  $     --         $     --         $    (86)          $ 23,578
                                                             ========         ========         ========           ========

                            (continued on next page)

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                   Class A
                                                Preferred Stock               Common Shares
                                               ----------------        ---------------------------
                                                                                                         Additional
                                               Shares                    Shares                           Paid-in       Accumulated
                                               Issued    Amount          Issued           Amount          Capital          Deficit
                                               ------    ------        -----------      ----------       ----------     ------------
                                                                    (in thousands except per share data)
Balance - December 31, 2000                    790       $3,950         24,237,402        $  2,424        $ 107,300       $ (90,010)

Conversion of preferred stock                  (10)         (50)            25,000               2               48              --
Private placement costs                         --           --                 --              --              (43)             --
Repurchase of common shares                     --           --           (109,000)            (11)            (207)             --
Amortization of unearned compensation           --           --                 --              --               --              --

Comprehensive loss:
    Net loss                                    --           --                 --              --               --         (14,821)
    Foreign currency translation adjustment     --           --                 --              --               --              --
    Minimum pension liability                   --           --                 --              --               --              --
                                               ---       ------         ----------        --------        ---------       ---------
       Comprehensive loss

Balance - December 31, 2001                    780       $3,900         24,153,402        $  2,415        $ 107,098       $(104,831)
                                               ===       ======         ==========        ========        =========       =========

                                                           Comprehensive      Treasury           Unearned        Shareholders'
                                                               Loss           Shares(1)        Compensation         Equity
                                                           -------------      ---------        ------------      -------------
Balance - December 31, 2000                                  $     --               --           $    (86)          $ 23,578

Conversion of preferred stock                                      --               --                 --                 --
Private placement costs                                            --               --                 --                (43)
Repurchase of common shares                                        --               --                 --               (218)
Amortization of unearned compensation                              --               --                 86                 86

Comprehensive loss:
    Net loss                                                       --               --                 --            (14,821)
    Foreign currency translation adjustment                      (197)              --                 --               (197)
    Minimum pension liability                                    (901)              --                 --               (901)
                                                             --------         --------           --------           --------
       Comprehensive loss                                                                                            (15,919)
                                                                                                                    --------
Balance - December 31, 2001                                  $ (1,098)        $     --           $     --           $  7,484
                                                             ========         ========           ========           ========

(1) Represents common shares held in treasury of 3,725,024 at December 31, 1999 and 3,660,252 at December 31, 1998.

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                              2001        2000        1999
                                                                            --------    --------    --------
                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss from continuing operations                                        $(17,171)   $(19,675)   $(16,720)
     Adjustments to reconcile loss to net cash used
       in continuing operations:
          Goodwill amortization                                                1,824       2,638       1,749
          Stock compensation expense                                              86       1,116       3,763
          Depreciation                                                           308         314         185
          Repositioning charge and inventory adjustment                        7,317          --          --
          Changes in operating assets and liabilities                         (4,610)     (3,088)      2,563
                                                                            --------    --------    --------
              Net cash used in continuing operations                         (12,246)    (18,695)     (8,460)

     Income (loss) from discontinued operations                                2,350       4,275     (18,999)
     Adjustments to reconcile income to net cash used
       in discontinued operations:
          (Gain) loss from discontinued operations                            (2,350)     (4,275)      5,000
          Non-cash charges for discontinued operations                            --          --      12,042
          Change in net assets of discontinued operations                       (424)     (3,260)     (1,211)

               Net cash used in discontinued operations                         (424)     (3,260)     (3,168)
                                                                            --------    --------    --------
                   Net cash used in operating activities                     (12,670)    (21,955)    (11,628)
                                                                            --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of businesses, net of cash acquired                              --          --      (3,689)
     Investment in minority owned affiliates                                      (5)     (5,044)         --
     Capital expenditures                                                        (72)       (874)       (480)
                                                                            --------    --------    --------
               Net cash used in continuing operations                            (77)     (5,918)     (4,169)

     Acquisition of businesses, net of cash acquired                              --          --      (2,442)
     Proceeds from discontinued operations                                       223      21,835         107
     Capital expenditures of discontinued operations                              --        (168)     (1,465)
                                                                            --------    --------    --------
               Net cash provided by (used in) discontinued operations            223      21,667      (3,800)
                                                                            --------    --------    --------
                    Net cash provided by (used in) investing activities          146      15,749      (7,969)
                                                                            --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from private placement of Class A Preferred Stock                  (43)      3,950          --
     Proceeds from private placement of common shares                             --         998      19,186
     Issuance of common shares pursuant to stock option exercises                 --       1,011         815
     Purchase of redeemable shares                                                --          --        (503)
     Repayment of notes payable from discontinued operations                      --        (940)       (147)
                                                                            --------    --------    --------
                    Net cash (used in) provided by financing activities          (43)      5,019      19,351
                                                                            --------    --------    --------

Effect of exchange rate changes on cash and cash equivalents                      (3)         --          --
                                                                            --------    --------    --------

Net decrease in cash                                                         (12,570)     (1,187)       (246)
Cash - beginning of period                                                    17,049      18,236      18,482
                                                                            --------    --------    --------
Cash - end of period                                                        $  4,479    $ 17,049    $ 18,236
                                                                            ========    ========    ========

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

      PubliCARD, Inc. ("PubliCARD" or the "Company") was incorporated in the Commonwealth of Pennsylvania in 1913. PubliCARD entered the smart card industry in early 1998, and began to develop solutions for the conditional access, security, payment system and data storage needs of industries utilizing smart card technology. In 1998 and 1999, the Company made a series of acquisitions to enhance its position in the smart card industry. In March 2000, PubliCARD's Board of Directors (the "Board"), together with its management team, determined to integrate its operations and focus on deploying smart card solutions, which facilitate secure access and transactions. To effect this new business strategy, in March 2000, the Board adopted a plan of disposition pursuant to which the Company divested its non-core operations. See Note 10 for a discussion on the disposition plan.

      In July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board decided to shift the Company's strategic focus. While the Board remained confident in the long-term prospects of the smart card business, the timing of public sector and corporate initiatives in wide-scale, broadband environments utilizing the Company's smart card reader and chip products had become more uncertain. Given the lengthened time horizon, the Board did not believe it would be prudent to continue to invest the Company's current resources in the ongoing development and marketing of these technologies. Accordingly, the Board determined that shareholders' interests will be best served by pursuing strategic alliances with one or more companies that have the resources to capitalize more fully on the Company's smart card reader and chip-related technologies. In connection with this shift in the Company's strategic focus, workforce reductions and other measures were implemented to achieve cost savings. See Note 11 for a discussion on the repositioning charge associated with this action.

      At present, PubliCARD's sole operating activities are conducted through its Infineer Ltd. subsidiary ("Infineer"), which designs smart card platform solutions for educational and corporate sites. The Company's future plans revolve around an acquisition strategy focused on businesses in areas outside the high technology sector while continuing to support the expansion of the Infineer business.

LIQUIDITY AND GOING CONCERN CONSIDERATIONS

      These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for the years 2001, 2000 and 1999. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $4.5 million at December 31, 2001, and has an accumulated deficit of $104.8 million at December 31, 2001.

      Although the Company believes that existing cash and short term investments may be sufficient to meet the Company's obligations and capital requirements at its currently anticipated levels of operations through December 31, 2002, additional working capital will be necessary in order to fund the Company's current business plan and to ensure it is able to fund its pension and environmental obligations. See Notes 6 and 8. While the Company is actively considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it may not be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which could have a material adverse effect on its business and results of operations and could lead the Company being required to seek bankruptcy protection. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of PubliCARD and its majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

SHORT-TERM INVESTMENTS

      Short-term investments consist of certain liquid instruments with original maturities of three months or less including U.S. Treasury obligations and money market funds.

INVENTORIES

      Inventories are stated at lower of cost (first-in, first-out method) or market. The Company evaluates the need to record adjustments for impairment of inventory on a quarterly basis. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. Inventories at December 31, 2001 and 2000 consisted of the following (in thousands):

                                                       2001             2000
                                                      ------          -------
           Raw materials and supplies                 $  389          $  690
           Work-in-process                                37              62
           Finished goods                                131             865
                                                      ------          ------
                                                      $  557          $1,617
                                                      ======          ======

DEPRECIATION AND AMORTIZATION

      Equipment and leasehold improvements are stated at cost. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation for equipment is computed using the straight-line method over estimated useful lives of 3 to 7 years. Amortization for leasehold improvements is computed using the lesser of the estimated useful life or the life of the lease. Equipment and leasehold improvements at December 31, 2001 and 2000 consisted of the following (in thousands):

                                                         2001           2000
                                                        ------         ------
      Equipment                                         $ 931         $2,144
      Leasehold improvements                              237            237
      Accumulated depreciation and amortization          (572)          (758)
                                                        -----         ------
                                                        $ 596         $1,623
                                                        =====         ======

      Goodwill is the excess of the purchase price and related costs over the value assigned to the net tangible assets of the businesses acquired. Goodwill is amortized on a straight-line basis over five years. Accumulated amortization was $2.1 million and $4.5 million as of December 31, 2001 and 2000, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of non-discounted cash flows and operating income for each subsidiary having a goodwill balance. In 2001, goodwill amortization, including a write-off of goodwill associated with the July 2001 repositioning action, amounted to $6.0 million. See Note 11. Based upon its most recent analysis, the Company believes that no impairment of goodwill existed as of December 31, 2001. See Recent Accounting Pronouncements below.

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

STOCK-BASED COMPENSATION

      The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's common stock at the date of grant over the exercise price. Restricted stock or stock awards are recorded as compensation expense over the vesting period, if any, based on the market value on

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the date of grant. The Company has provided in Note 7 the pro forma disclosures of the effect on net income (loss) and earnings (loss) per common share as if the fair value-based method had been applied in measuring compensation expense.

USE OF ESTIMATES

      The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Certain of our accounting policies require the application of significant judgement by management in selecting the appropriate assumptions for calculating financial estimates. By their nature these judgements are subject to an inherent degree of uncertainty. The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventories, valuation of investments and goodwill and pension accounting to be critical policies due to the estimation processes involved. While all available information has been considered, actual amounts could differ from those reported.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").

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

      SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment based on the specific guidance of this statement. In addition, this statement requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. The Company will adopt this statement on January 1, 2002. In accordance with this statement, no amortization expense for goodwill will be recorded in future periods. The Company has not determined whether a goodwill impairment charge will be recorded in 2002.

EARNINGS (LOSS) PER COMMON SHARE

      Basic net income (loss) per common share is based on net income divided by the weighted average number of common shares outstanding during each year (24,188,325 in 2001; 23,295,121 in 2000; and 18,978,519 in 1999). Diluted net
income (loss) per common share assumes issuance of the net incremental shares from stock options, warrants and convertible preferred stock at the later of the beginning of the year or date of issuance. Diluted net income (loss) per share was not presented for 2001, 2000 and 1999 as the effect of stock options, warrants and convertible preferred stock were anti-dilutive.

FOREIGN CURRENCY TRANSLATION

      Assets and liabilities of the Company's foreign affiliate are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. The translation adjustment recorded for 2000 and 1999 did not have a material effect on the Company's financial statements.

CONCENTRATION OF CREDIT RISK

      The carrying amount of financial instruments including cash and short-term investments, accounts receivable and accounts payable approximated fair value as of December 31, 2001, because of the relatively short maturity of these instruments. The Company maintains all of its cash and short-term investments with high-credit quality financial institutions. For the year ended December 31, 2001, one customer represented approximately 17% of the Company's sales and 17% of the accounts receivable balance as of December 31, 2001.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

    Research and development costs are expensed as incurred. In accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes eligible computer software costs upon achievement of technological feasibility subject to net realizable value considerations. Through December 31, 2001, such costs eligible for capitalization were insignificant. Accordingly, all such costs have been charged to product development expenses.

RECLASSIFICATIONS

      Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 2 - INVESTMENTS

      In December 2000, the Company acquired an ownership interest in TecSec, Incorporated, a Virginia corporation ("TecSec"), for $5.1 million. TecSec develops and markets encryption products and solutions, which are designed to enable the next generation information security for the enterprise, multi-enterprise e-business and other markets. The TecSec investment, amounting to a 5% ownership interest on a fully diluted basis, has been accounted for at cost and could be subject to write-down in future periods if it is determined that the investment is impaired and not recoverable. The Company has certain anti-dilutive rights whereby its ownership interest may be increased following contributions of additional third-party capital. If TecSec is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, the Company's investment in TecSec could be permanently impaired and subject to a significant write-down.

      Summarized unaudited operating information for TecSec for the years ended December 31, 2001 and 2000 is as follows (in thousands):

                                                   2001             2000
                                                 -------           -------
          Sales                                  $   829           $   675
          Gross margin                               779              (139)
          Operating expenses                       9,646             4,750
          Net loss                                (8,617)           (5,752)

      Summarized unaudited balance sheet information for TecSec as of December 31, 2001 and 2000 is as follows (in thousands):

                                                   2001             2000
                                                 -------           -------
          Cash                                  $ 5,391            $ 4,702
          Total assets                            6,442              5,381
          Total liabilities                       1,802              1,968
          Equity                                  4,640              3,414

      In September 2001, the Company formed a new minority-owned affiliate, Mako Technologies LLC ("Mako"), to market its smart card reader and chip technologies. The move is consistent with the Company's decision to explore strategic transactions that would enable the Company to reduce or eliminate its ongoing cash funding requirements for its smart card reader and chip business while retaining an interest in the upside potential for these technologies. The Company contributed certain inventories and equipment valued at $238,000, in exchange for a 31% fully diluted ownership interest in Mako. The Company has also granted a perpetual license of its reader and chip technology to Mako in exchange for royalties based on sales over the next two years. Based on current market conditions, the Company does not expect to receive significant royalties. In February 2002, Mako reduced its headcount and is currently reassessing its business plan, which may result in its liquidation in the near future. If Mako is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, the Company's investment in Mako could be permanently impaired and subject to a write-down.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS

      On November 16, 1999, the Company acquired 100% of the common stock of Absec Ltd. (now known as Infineer Ltd.), a Northern Ireland company that designs, closed environment solutions including, small value electronic cash systems and database management solutions. The aggregate purchase price was approximately $5.4 million and included the issuance of 388,209 shares of common stock and options to purchase a total of 300,000 shares of common stock at an exercise price of $6.19 per share. The amount and components of the purchase price along with the allocation of the purchase price are as follows
(in thousands):

     Purchase price:
     Value of common stock and stock options                    $   3,455
     Cash paid                                                      1,561
     Acquisition expenses                                             423
                                                                ---------
                                                                $   5,439
                                                                =========

     Allocation of purchase price:
     Net assets (liabilities)                                   $     498
     Goodwill                                                       4,941
                                                                ---------
                                                                $   5,439
                                                                =========

      The assets and liabilities of Infineer were recorded at their estimated fair value as of the acquisition date. An appraisal was performed to determine the aggregate fair value of the research and development efforts that had not reached technological feasibility and had no alternative future use. This resulted in no additional charge. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and was amortized through December 31, 2001, using the straight-line method over its estimated life of five years.

      The Infineer acquisition was accounted for as a purchase and, accordingly, the results are included in the consolidated financial statements of the Company from the date of acquisition. The following summarized unaudited pro forma financial information for the year ended December 31, 1999 assumes that the acquisition had occurred as of January 1, 1999 (in thousands except per share data):

     Net sales                                                  $   6,144
     Net loss from continuing operations                          (17,563)
     Net loss per share from continuing operations                   (.91)

     The pro forma information is not necessarily indicative of the results that would have been reported had the Infineer acquisition actually occurred on January 1, 1999, nor is it intended to project the Company's results of operations or financial position for any future period or date.

NOTE 4 - SHAREHOLDERS' EQUITY

      In June 2001, the Company repurchased 109,000 shares of common stock pursuant to an incentive award agreement related to the disposition of certain assets.

      On December 6, 2000, the Company completed the private placement of 525,000 shares of common stock and 790 shares of Class A Preferred Stock, Second Series ("Class A Preferred Stock"), a newly designated series of convertible preferred stock, resulting in aggregate proceeds of $5.0 million to PubliCARD. The securities were sold to institutional investors and other accredited investors in the U.S. and Europe. Each share of Class A Preferred Stock is convertible into 2,500 shares of common stock. Therefore, the shares of common stock issued plus the shares of common stock issuable upon conversion of the Class A Preferred Stock aggregate 2.5 million common shares. The proceeds from the private placement were used to acquire the ownership interest in TecSec. In August 2001, 10 shares of Class A Preferred Stock were converted into 25,000 shares of PubliCARD's common stock.

      In connection with the December 2000 private placement, the Company issued 100 rights equally to the participants in the private placement. These rights entitle the participating holders of common stock and Class A Preferred stock to receive an aggregate of ten percent of any increase in value of the TecSec investment realized

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by the Company. The Company has performed an internal valuation of the participation rights and concluded their value on the issuance date to be de minimus.

      In December 2000, the Company returned 4.1 million shares of treasury stock to the status of unissued shares of common stock. An amount was charged to common shares at par value with the remainder being charged to additional paid-in capital.

      In October 1999, the Company completed the issuance of 3,269,500 shares of common stock through a private placement. The shares were sold at $5.91 per share for net proceeds of $19.2 million. In November 1998, the Company completed the issuance of 2,059,000 shares of common stock through a private placement. The shares were sold at $5.00 per share for net proceeds of $10.3 million.

      The Company was required to register 241,266 shares of Company common stock issued as a portion of the merger consideration in the November 1998 acquisition of Tritheim Technologies, Inc. ("Tritheim") under a shelf registration statement under the Securities Act of 1933, as amended. If the shelf registration statement was not effective by May 24, 1999, the holders of these shares were entitled, for a specified period of time, to cause the Company to repurchase their shares for a cash purchase price equal to the fair market value of the shares on the date of repurchase. As such, these shares were reflected in the consolidated balance sheet as of December 31, 1998, under the caption "Redeemable shares" and subsequent adjustments to the value of the redemption obligation were charged or credited to additional paid-in capital. On July 21, 1999, a registration statement covering the registration of these shares, to the extent not previously redeemed, was declared effective by the Securities and Exchange Commission. Prior to that date, holders caused the Company to repurchase 42,129 shares for $503,000. The repurchase right terminated upon registration of the shares.

      On August 9, 1988, the Company declared a dividend of one right ("Right") for each outstanding share of its common stock. Each Right entitles the holder to purchase one one-hundredth of a share of a new series of Class A Preferred Stock, First Series, at an exercise price of $7.50, subject to adjustment to prevent dilution. The Rights become exercisable 10 days after a person or group acquires 20% or more of the Company's common stock or announces a tender or exchange offer for 30% or more of the Company's common stock. If, after the Rights become exercisable, the Company is party to a merger or similar business combination transaction, each Right not held by a party to such transaction may be used to purchase common stock having a market value of two times the exercise price. The Rights, which have no voting power, may be redeemed by the Company at $.01 per Right. In July 1998, the Company's Board of Directors approved the extension of the rights plan to August 8, 2008.

NOTE 5 - INCOME TAXES

      As of December 31, 2001, approximately $86 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 2002 through 2021, were available to offset future taxable income. The carryforwards expire as follows (in thousands):


              YEAR                                                 AMOUNT
              ----                                                 ------
              2002                                                $  25,000
              2005                                                    7,000
              2006                                                    2,000
              2007                                                    4,000
              2008                                                    5,000
              2009 - 2021                                            43,000
                                                                  ---------
                                                                  $  86,000
                                                                  =========

      Due to the "change of ownership" provisions of the Internal Revenue Code of 1986, the availability of net operating loss carryforwards to offset federal taxable income in future periods could be subject to an annual limitation if a change in ownership for income tax purposes occurs. If such change in ownership were to occur, management estimates that virtually all of the available net operating loss carryforwards could not be used to reduce its income tax liability. Furthermore, the extent of the actual future use of the net operating loss carryforwards is subject to inherent uncertainty, because it depends on the amount of otherwise taxable income

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company may earn. No assurance can be given that the Company will have sufficient taxable income in future years, if any, to use the net operating losses before they would otherwise expire.

      No income tax provision or benefit was recognized in 2001, 2000 and 1999 because the tax benefit associated with the Company's operating losses were offset in full by an increase in the valuation allowance.

      The components of net deferred taxes are as follows (in thousands):

                                                                2001                2000
                                                            ------------        -----------
                   Net operating loss carryforward          $    29,985         $   33,453
                   Pension expense                                1,305              1,467
                   Discontinued operations                          303                529
                   Other, net                                       243                464
                                                            ------------        -----------
                                                                 31,836             35,913
                   Less valuation allowance                     (31,836)           (35,913)
                                                            ------------        -----------
                   Net deferred taxes                       $        --         $        --
                                                            ============        ===========

NOTE 6 - EMPLOYEE BENEFITS

      The Company and its subsidiaries maintain a 401(k) plan for substantially all of the Company's U.S. employees. The assets of the Company's 401(k) plan are held by an outside fund manager and are invested in accordance with the instructions of the individual plan participants. The Company's 401(k) contributions totaled $68,000, $86,000 and $189,000 in 2001, 2000 and 1999,
respectively.

      The Company sponsors a defined benefit pension plan that was frozen in 1993. The assets of the defined benefit pension plan are managed by an outside trustee and invested primarily in equity and fixed income securities. PubliCARD common stock represented 1.2% of plan assets as of December 31, 2001. The Company's present funding policy is to contribute amounts sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws. Contributions to the plan were $1.1 million and $1.2 million in fiscal 2001 and 2000, respectively. For 2002, the minimum required contributions are expected to be $1.6 million. Cost of retirement benefits - non-operating includes amounts related to discontinued product lines and related plant closings totaling $788,000, $812,000, and $1.0 million in 2001, 2000 and 1999, respectively.
Information regarding the defined benefit pension plan is as follows (in thousands):

                                                            2001             2000
                                                          -------          -------
Change in benefit obligation:
Benefit obligation at beginning of year                   $ 9,320          $ 9,800
       Interest cost                                          648              695
       Benefit payments                                      (993)          (1,152)
       Actuarial (gain) or loss                                88              (23)
                                                          -------          -------
Benefit obligation at end of year                           9,063            9,320
                                                          -------          -------

Change in plan assets:
Fair value of plan assets at beginning of year              3,914            4,256
       Actual return on plan assets                          (407)            (345)
       Employer contributions                               1,087            1,155
       Benefit payments                                      (993)          (1,152)
                                                          -------          -------
Fair value of plan assets at end of year                    3,601            3,914
                                                          -------          -------

Funded status                                              (5,462)          (5,406)
Unrecognized transition obligation                            589              882
Unrecognized net loss                                         901               89
                                                          -------          -------
                                                          $(3,972)         $(4,435)
                                                          =======          =======

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Amounts recognized in statement of financial position consist of:

      Accrued benefit liability                             $ (5,462)      $ (5,406)
      Intangible asset                                           589            971
      Accumulated comprehensive loss                             901             --
                                                            --------       --------
      Net amount recognized                                 $ (3,972)      $ (4,435)
                                                            ========       ========

     A discount rate of 7.50% was used for December 31, 2001 and 2000. The expected return on plan assets was 8%.

     The components of the net periodic pension cost were as follows (in thousands):

                                                         2001               2000               1999
                                                       -------             -------            ------
      Interest cost                                    $   648             $   695            $  689
      Expected return on plan assets                      (317)               (341)             (384)
      Amortization of transition obligation                293                 294               294
                                                       -------             -------            ------
      Net periodic pension cost                        $   624             $   648            $  599
                                                       =======             =======            ======

NOTE 7 - STOCK OPTIONS AND WARRANTS

      The Company has issued stock options pursuant to several fixed stock option plans, made special stock option awards to certain directors, consultants and employees and also issued common stock purchase warrants in connection with certain subordinated notes. A summary of shares purchasable upon the exercise of stock options and common stock purchase warrants as of December 31, 2001, 2000 and 1999 are as follows:

                                                          2001                 2000              1999
                                                        ---------            ---------         ---------
     Fixed stock option plans                           4,608,450            3,543,750         2,771,167
     Special stock options                                535,011            1,824,031         2,676,218
     Common stock purchase warrants                     1,523,573            1,523,573         1,523,573
                                                        ---------            ---------         ---------
                                                        6,667,034            6,891,354         6,970,958
                                                        =========            =========         =========

      In February 2001, the Company concluded a stock option re-pricing program whereby a total of approximately 3.3 million stock options were cancelled. Pursuant to the program, employees and directors voluntarily elected to cancel stock options held with an exercise price that exceeded $4.81 per share. In return, the Company granted a total of approximately 3.1 million replacement stock options on August 20, 2001. The replacement stock options, which were granted under the Company's fixed stock option plans, generally contain the same terms and conditions of the cancelled stock options and have an exercise price of $.39 per share, the closing price of the Company's common stock on August 20, 2001.

FIXED STOCK OPTION PLANS

      The Company has several stock option plans that provide for the granting of incentive and non-qualified stock options, restricted stock, stock appreciation rights, performance awards and other stock-based awards to employees, non-employee directors and consultants. Under the stock option plans adopted by shareholders of the Company, the Company may grant up to 7,300,000 shares of common stock. The plans are administered by either the Board of Directors of the Company or the Compensation Committee of the Board of Directors. The exercise price of each option granted was equal to the market price of the Company's common stock on the date of grant. Stock options granted to non-employee directors expire five years from the date of grant and vest immediately. Stock options granted to employees generally expire five or ten years from the date of grant. Prior to 1999, stock options granted to employees vested immediately. Grants subsequent to 1998 generally vest over three or four years. As of December 31, 2001, there were 575,050 shares available for grant under the fixed stock option plans.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      A summary of the stock options issued pursuant to the fixed stock option plans as of December 31, 2001, 2000 and 1999 and changes during the years then ending is presented below:

                                            2001                            2000                              1999
                                 -------------------------        -------------------------        -------------------------
                                                  Average                          Average                          Average
                                                  exercise                         exercise                         exercise
                                   Shares           price          Shares            price          Shares            price
                                 ---------       ---------        ---------        --------        ---------        --------
Balance at January 1             3,543,750         $4.63          2,771,167          $4.15          2,232,500        $1.80
Granted                          4,171,400           .69          2,322,375           5.31          1,232,000         7.35
Exercised                               --            --           (594,167)          1.81           (631,333)        1.59
Canceled                        (3,106,700)         4.63           (955,625)          6.60            (62,000)        9.50
                                ----------          ----          ---------           ----          ---------         ----
Balance at December 31           4,608,450          1.07          3,543,750           4.63          2,771,167         4.15
                                ==========          ====          =========           ====          =========         ====

      A summary of the Company's stock options outstanding and exercisable issued pursuant to the fixed stock option plans as of December 31, 2001, is as follows:

                                                    OUTSTANDING                           EXERCISABLE
                                       --------------------------------------       ---------------------
                                                                      Average                     Average
Range of                                               Contractual   exercise                    exercise
exercise price                           Shares           life         price          Shares       price
--------------                         ---------       -----------   --------       ---------    --------
$.35-$.40                              3,468,450           7.9         $.39         1,722,175       $.39
$1.31-$2.00                              336,000            .9         1.43           325,000       1.41
$2.06-$4.00                              691,500           3.4         3.20           451,458       3.17
$6.31-$12.19                             112,500           2.2         7.81           110,938       7.83
--------------------------------------------------------------------------------------------------------
$.35-$12.19                            4,608,450           6.5         1.07         2,609,571       1.31
                                       =========                                    =========

SPECIAL STOCK OPTIONS AND STOCK AWARDS

      The Company has issued special stock options outside of the fixed stock option plans. As of December 31, 2001, there are a total of 535,011 special stock options outstanding. These options have exercise prices ranging from $2.00 to $9.75 per share and all of such options are currently exercisable. In 2000, a total of 583,334 special stock options were exercised with an average exercise price of $3.22. No options were exercised in 2001.

      In 2000, pursuant to various employment and separation agreements, the Company issued 50,000 shares of common stock and changed the terms of certain stock options. The fair value of the stock award and the change in terms of the stock options was $758,000 and was charged to earnings in 2000.

      In November 1999, pursuant to an employment agreement with the appointment of a new President and Chief Executive Officer, the Company issued 200,000 shares of common stock and options to purchase 400,000 shares of common stock at an exercise price of $6.75 per share. The stock options vest over three years and expire after five years. Options to purchase an additional 400,000 shares of common stock were also issued which will become exercisable upon the achievement of certain performance-based goals. The options were granted at an exercise price below fair market value on the date of grant. The fair value of the stock award and stock options was $1.7 million and is being charged to earnings over the vesting period, if any. These stock options were cancelled pursuant to the stock option re-pricing program.

      In January 1999, the Company issued 50,000 restricted shares and options to purchase 200,000 shares of common stock at an exercise price of $5.50 per shares to a newly hired executive. The Company also awarded 5,000 shares and options to purchase a total of 4,000 shares of common stock at an exercise price of $5.50 per share to several employees. The restricted stock vested over a one-year period and the stock options generally vest over a two year period and expire five years from the grant date. The options were granted at exercise prices below fair market value on the date of grants. The fair value of the stock awards and stock options was $1.4 million and was charged to earnings over the vesting period, if any.

      In connection with the Company's business acquisitions in 1998 and 1999, the Company granted options to purchase an aggregate of 1,223,161 shares of common stock to certain employees and owners of the acquired businesses. These options had exercise prices ranging from $2.00 to $10.75 per share, generally vest over three

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

years and expire five years from the date of grant. Of these options, 410,000 were granted pursuant to the Company's fixed stock option plans. The fair value of stock options granted amounting to $5.0 million, was included in the acquisition purchase price.

      In January 1996, the Company issued options to two members of the Company's Board of Directors to purchase 200,000 shares of the Company's common stock at a price of $2.50 per share for five years. In 2000, a total of 40,000 options were exercised. The expiration date was subsequently extended by five years to January 2006.

      In March 1999, the Company issued options to a newly appointed member of the Board of Directors to purchase 250,000 shares of the Company's common stock at a price of $9.75 per share. These options vest over a two year period and expire five years from the grant date. These stock options were cancelled pursuant to the stock option re-pricing program.

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

                                                    2001            2000            1999
                                                    ----            ----            ----
         Net loss        As reported             $ (14,821)     $ (15,400)       $ (35,719)
                         Pro forma               $ (16,122)     $ (21,111)       $ (38,293)

         Loss per share  As reported             $   (.61)      $   (.66)        $   (1.88)
                         Pro forma               $   (.67)      $   (.91)        $   (2.02)

      For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used to estimate the value of the options included in the pro forma amounts and the weighted average estimated fair value of an option granted are as follows:

                                                     2001            2000           1999
                                                     ----            ----           ----
     Expected option term (years)                    7.85            5               5
     Expected volatility                            85.0%           82.2%           60.4%
     Risk-free interest rate                         6.2%            5.8%            5.9%
     Weighted average fair value per option          $.31           $3.60           $4.69

COMMON STOCK PURCHASE WARRANTS

      In December 1986, the Company issued $30 million of 13% Subordinated Notes together with detachable warrants and underwriter's warrants to purchase a total of 4,800,000 shares of the Company's common stock for five years, which period was subsequently extended by five years. In 1997, the shareholders of the Company approved an additional five year extension and certain modifications to the warrants. As of December 31, 2001, there are 1,426,500 warrants outstanding entitling the warrant holders to purchase 1,523,573 shares of common stock at an exercise price of $2.30 per share. Members of the Company's Board of Directors hold 1,380,000 of the remaining warrants. The warrants expire on July 2, 2002. The shares of common stock purchasable upon the exercise of each warrant and the exercise price per share are subject to adjustment in the event of certain below market equity transactions.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES

      The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next eight years. Certain of these operating leases provide the Company with the option, after the initial lease term, to either purchase the property or renew the lease. Total rent expense for all operating leases amounted to approximately $481,000 in 2001, $490,000 in 2000 and $381,000 in 1999.

      Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):

      YEAR
      ----
      2002                                         $   421
      2003                                             412
      2004                                             387
      2005                                             198
      2006                                              55
      Remainder                                         95
                                                   -------
               Total minimum lease payments          1,568
               Less sub-rental income                 (685)
                                                   -------
               Net minimum lease payments          $   883
                                                   =======

      The Company and Balfour Investors Inc. ("Balfour") are parties to a License Agreement, dated as of October 26, 1994, with respect to a portion of the office space leased by the Company in New York City. The Chairman and Vice Chairman of the Company are the only shareholders of Balfour. The term of the License Agreement commenced on January 1, 1995 and will expire on June 30, 2004, unless sooner terminated pursuant to law or the terms of the License Agreement. The License Agreement provides for Balfour to pay to the Company a portion of the rent paid by the Company under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. Effective March 1, 2002, Balfour's share of rent and other costs was 50% of the total costs incurred. The base rent payable by Balfour under the License Agreement is approximately $11,000 per month.

      In April 1996, a Consent Decree among the Company, the United States Environmental Protection Agency ("EPA") and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14.4 million plus interest to the United States and the Commonwealth of Pennsylvania. Through December 31, 2001, the Company has made principal payments aggregating $13.2 million. In January 2002, the Company and the EPA reached an agreement to extend the due date on the remaining unpaid balance. In return, the EPA was granted a security interest in certain assets held in escrow. The remaining payments totaling $1.3 million, including interest, will be made to the EPA over the next three years and consist of $450,000 in 2002, $431,000 in 2003 and $411,000 in 2004.

      The Company has received grants from several government agencies in the United Kingdom. These grants have been used for marketing, research and development and other governmental business incentives such as general employment. Such grants require the Company to maintain certain levels of operations and employment in Northern Ireland. As of December 31, 2001, the Company has a contingent liability to repay, in whole or part, grants received of approximately $550,000 in the event the Company becomes insolvent or otherwise violates the terms of such grants.

      Infineer has an overdraft facility with a bank in Northern Ireland, which allows for the maximum borrowing of 130,000 British pounds. This facility is secured by all of Infineer's assets and bears an interest rate at the bank's base rate plus 2% (approximately 6.5% at December 31, 2001). As of December 31, 2001, Infineer had borrowings outstanding under this facility totaling 27,000 British pounds (or the equivalent of $39,000).

      Various legal proceedings are pending against the Company. The Company considers all such proceedings to be ordinary litigation incident to the character of its businesses. Certain claims are covered by liability

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

insurance. The Company believes that the resolution of those claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on the financial position or results of operations of the Company.

NOTE 9 - SEGMENT DATA

      As a result of the disposition of certain operations (See Note 10) and because the Company operates in one industry, that being the deployment of smart card solutions which facilitate secure access and transactions, the Company reports as a single segment. Sales by geographical areas for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):


                                                        2001               2000                   1999
                                                       ------             ------                 ------
       United States                                   $1,727             $1,160                 $1,245
       Europe                                           3,671              4,029                    614
       Rest of world                                      254                354                     71
                                                       ------             ------                 ------
                                                       $5,652             $5,543                 $1,930
                                                       ======             ======                 ======

      The Company has operations in the United States and United Kingdom. Identifiable assets by country as of December 31, 2001 and 2000 are as follows (in thousands):


                                                        2001              2000
                                                      -------             -------
       United States                                  $12,037             $25,547
       United Kingdom                                   2,557              2,866
                                                      -------             -------
                                                      $14,594             $28,413
                                                      =======             =======

NOTE 10 - DISCONTINUED OPERATIONS

ACQUISITION ACTIVITIES

      During 1999, the Company acquired Amazing! Smart Card Technologies, Inc. ("Amazing") and Greystone Peripherals, Inc. ("Greystone") and increased its ownership interest in Greenwald Intellicard, Inc. ("Greenwald Intellicard"). In March 2000, the Company's Board of Directors adopted a plan to dispose of these businesses.

      On February 11, 1999, the Company acquired 100% of the common stock of Amazing, a California company that developed smart card solutions and manufactured smart cards. The aggregate purchase price was approximately $5.9 million and included the issuance of 350,000 shares of common stock and options to purchase a total of 457,503 shares of common stock. On February 22, 1999, the Company acquired 100% of the common stock of Greystone, a California company that principally developed and distributed hard disk duplicators. The aggregate purchase price was approximately $9.1 million and included the issuance of 746,401 shares of common stock and options to purchase a total of 132,388 shares of common stock. The amount and components of the purchase price along with the allocation of the purchase price were as follows (in thousands):

                                                                        AMAZING         GREYSTONE
                                                                       ---------        ---------
     Purchase price:
     Value of common stock and stock options                           $   5,327        $   8,729
     Acquisition expenses                                                    597              414
                                                                       ---------        ---------
                                                                       $   5,924        $   9,143
                                                                       ---------        ---------
     Allocation of purchase price:
     Net assets (liabilities) of acquired businesses                   $  (1,371)       $     306
     In-process research and development                                   1,509            1,410
     Goodwill                                                              5,786            7,427
                                                                       ---------        ---------
                                                                       $   5,924        $   9,143
                                                                       =========        =========

      The assets and liabilities of Amazing and Greystone were recorded at their fair values as of the respective acquisition dates. The aggregate fair value of research and development efforts that had not reached technological feasibility and had no alternative future uses was determined by appraisal to be $1.5 million and

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$1.4 million for Amazing and Greystone, respectively, and was expensed at the respective acquisition dates. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible assets acquired and was amortized using the straight-line method over its estimated life of five years. The acquisitions of Amazing and Greystone have been accounted for under the purchase method of accounting and, accordingly, their results are included in the consolidated financial statements of the Company since the respective acquisition dates.

      In February 1998, the Company purchased, through a joint venture arrangement in Greenwald Intellicard, the assets and intellectual property of Intellicard Systems, Ltd. Greenwald Intellicard developed, manufactured and marketed smart card systems for the commercial laundry appliance industry. The initial cash investment in Greenwald Intellicard, all of which was provided by the Company, was $314,000. The Company had two fixed price options aggregating $150,000 plus 66,333 shares of common stock to increase its ownership to 100%. The Company exercised these options in February 1999 and February 2000.

DISPOSITION ACTIVITIES

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

      On June 29, 2000, the Company completed the sale of substantially all of the assets of Greenwald and Greenwald Intellicard to The Eastern Company ("Eastern") for $22.5 million in cash, less $1.75 million held in escrow to secure the payment of certain indemnification obligations. As part of the transaction, Eastern assumed certain liabilities of Greenwald and Greenwald Intellicard, including certain contractual liabilities, accounts payable and accrued liabilities. In the third quarter of 2000, the Company recognized a gain of $4.3 million principally related to the sale of Greenwald and Greenwald Intellicard.

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

      The results of the operations of Greenwald, Greenwald Intellicard, Amazing, Greystone and OSM have been reflected as discontinued operations. Summarized balance sheet information with respect to the discontinued operations as of December 31, 2001 is as follows (in thousands):

     Non-current assets (cash held in escrow)                   $ 2,131
     Disposition reserves                                        (1,245)
                                                                -------
     Net assets of discontinued operations                      $   886
                                                                =======


NOTE 11 - REPOSITIONING AND OTHER SPECIAL CHARGES

     As discussed in Note 1, in July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board decided to shift the Company's strategic focus. The Company recorded a charge aggregating $7.3 million in the second and third quarters of 2001 associated with the departure from the smart card reader and chip business. The charge consisted of write-offs of goodwill of $4.1 million and fixed assets of $554,000, an inventory realizability adjustment of $1.7 million (included in cost of sales) as a result of the business closure,

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and severance and other costs of $1.0 million principally related to the termination of 36 employees. The repositioning activities were substantially completed by December 31, 2001.

      In December 1999, the Company entered into a separation and termination agreement with its former President and Chief Executive Officer. Pursuant to the agreement, the former executive receivedsalary and benefit continuation through June 2001. In addition, the former executive received 32,500 shares of common stock and the exercise period of certain stock options, which otherwise would have accelerated in connection with his termination, was extended. A charge of $1.7 million was recorded in 1999 to reflect the costs associated with this agreement, of which $1.0 million related to the non-cash impact of the stock award and change in the stock option terms.

NOTE 12 - SUPPLEMENTAL INFORMATION

      Changes in operating assets and liabilities reflected in the Consolidated Statements of Cash Flows are net of acquisitions of businesses and consisted of the following for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                   2001                2000             1999
                                                 --------            --------        ----------
     Trade receivables                           $    122            $     88        $     (387)
     Inventories                                     (830)               (714)              (84)
     Other current assets                            (450)                152               (32)
     Other assets                                     340                (374)              649
     Trade accounts payable                            15              (1,333)            1,175
     Accrued liabilities                           (2,227)               (607)            2,307
     Other non-current liabilities                 (1,580)               (300)           (1,065)
                                                 --------            --------         ---------
                                                 $ (4,610)           $ (3,088)        $   2,563
                                                 ========            ========         =========

      Acquisition of businesses in the Consolidated Statements of Cash Flows is net of cash acquired and includes debt assumed and immediately repaid. Cash paid for interest during 2001, 2000 and 1999 was $79,000, $137,000 and $191,000,
respectively. No income taxes were paid in 2001, 2000 and 1999. Non-cash investing activities include the acquisitions of Amazing, Greystone, Infineer and Greenwald Intellicard for shares of common stock and options valued at $696,000 and $17.8 million in 2000 and 1999, respectively, as described in Notes 3 and 10.

      Other assets as of December 31, 2001 and 2000 consisted of the following (in thousands):

                                                                 2001                2000
                                                               --------            --------
     Investment in minority owned affiliates                   $  5,307            $  5,044
     Intangible pension asset                                       589                 971
     Net assets of discontinued operations                          886                  --
     Deposits                                                        --                  16
                                                               --------            --------
                                                               $  6,782            $  6,031
                                                               ========            ========

     Accrued liabilities as of December 31, 2001 and 2000 consisted of the following (in thousands):

                                                                 2001                2000
                                                               --------            --------
     Pension liability                                         $  1,586            $  1,032
     Payroll and other employee benefits                            409               1,302
     Net liabilities of discontinued operations                      --               1,447
     Environmental obligation                                       434                 839
     Other                                                          950               1,756
                                                               --------            --------
                                                               $  3,379            $  6,376
                                                               ========            ========

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Other non-current liabilities as of December 31, 2001 and 2000 consisted of the following (in thousands):

                                                                 2001                2000
                                                               --------            --------
     Pension liability and other retiree benefits              $  4,448            $  5,074
     Environmental obligation                                       783                 783
     Other                                                           97                 153
                                                               --------            --------
                                                               $  5,328            $  6,010
                                                               ========            ========

       The components of other comprehensive loss as of December 31, 2001 consisted of the following (in thousands):

                                                               2001
                                                               --------
     Foreign currency translation adjustment                   $    197
     Minimum pension liability                                      901
                                                               --------
                                                               $  1,098
                                                               ========

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES


                SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           MAR. 31      JUN. 30      SEP. 30      DEC. 31
                                           -------      -------      -------      -------
                                                          (in thousands)
2001
Net sales                                  $ 1,520      $ 1,339      $ 1,575      $ 1,218
Gross margin                                   688         (635)         506          557
Loss from continuing operations             (3,509)      (9,510)      (2,799)      (1,353)
Income from discontinued operations             --        2,350           --           --

Basic earnings (loss) per share
    Continuing operations                  $  (.14)     $  (.40)     $  (.12)     $  (.06)
    Discontinued operations                     --          .10           --           --

2000
Net sales                                  $ 1,551 $      1,091      $ 1,573      $ 1,328
Gross margin                                   813          470          803          544
Loss from continuing operations             (4,771)      (5,489)      (5,172)      (4,243)
Income from discontinued operations             --           --        4,275           --

Basic earnings (loss) per share
    Continuing operations                  $  (.21)     $  (.24)     $  (.22)     $  (.18)
    Discontinued operations                     --           --          .18           --

      In the second and third quarters of 2001, a repositioning charge aggregating $7.3 million was recorded to operating expenses. A portion of the charge amounting to $1.7 million related to an inventory realizability adjustment. The second and third quarter financial data has been reclassified to reflect the inventory adjustment as a charge to cost of sales.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Shareholders of PubliCARD, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of PubliCARD, Inc. and subsidiary companies included in this Form 10-K and have issued our report thereon dated March 20, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

The aforementioned financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses and requires additional capital to meet its obligations and accomplish the Company's business plan, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Arthur Andersen LLP

Stamford, Connecticut
March 20, 2002

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                       Additions
                                                          ----------------------
                                                          Charged to
                                              Balance      Costs and                                    Balance
                                             January 1     Expenses    Other (1)     Deductions (2)    December 31
                                             ---------    ----------   ---------     --------------    -----------
                                                                  (in thousand of dollars)
Year ended December 31, 2001 :
     Allowance for doubtful accounts              89           31           158            (62)             216

     Reserve for discontinued operations       3,913       (2,350)           --           (318)           1,245

Year ended December 31, 2000:
     Allowance for doubtful accounts              92           28            12            (43)              89

     Reserve for discontinued operations       4,141       (4,275)           --          4,047            3,913

Year ended December 31, 1999:
     Allowance for doubtful accounts              38           53             9             (8)              92

     Reserve for discontinued operations       1,218        5,000            --         (2,077)           4,141

(1) Other changes for the allowance for doubtful accounts represent a reclass of previous year receivable reserves included in other operating accounts in 2000 and 2001.

(2) Deductions for allowance for doubtful accounts represent the write-offs of account receivable. Deductions for discontinued operations represent charges and payments to reserves offset by net gains credited to reserves for asset dispositions in 2000.