Form 10-K/A
period 2001-12-31
PUBLICARD INC
filed 2002-04-29
CIK 81050

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
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         YES  X   No ___.

         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         AS OF APRIL 15, 2002, THE AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $2,720,000.

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 15, 2002: 24,153,402

                    Documents Incorporated By Reference: NONE

                                    PART III

Items 10, 11, 12 and 13 are hereby amended in their entirety as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company currently has six directors, all of whom were elected at the Annual Meeting of Shareholders held on November 21, 2001. All directors serve until the next election of directors or until their successors have been elected and have qualified. There is no family relationship between any of the directors and executive officers of the Company. In February 2002, Jan-Erik Rottinghuis resigned as President and Chief Executive Officer of the Company and from PubliCARD's Board of Directors.

         Set forth below as to each director of the Company is information regarding age (as of April 15, 2002), position with the Company, principal occupation, business experience, period of service as a director of the Company and directorships currently held.

         HARRY I. FREUND: Age 62; Director of PubliCARD since April 12, 1985, Chairman of the Board of Directors since December 1985 and Chairman of PubliCARD since October 1998. Mr. Freund has been Chairman of Balfour Investors Inc., a merchant-banking firm that had previously been engaged in a general brokerage business ("Balfour"), since 1975, and Chairman of Balfour Advisors, Inc., ("Balfour Advisors") since 2001.

         JAY S. GOLDSMITH: Age 58; Director of PubliCARD since April 12, 1985, Vice Chairman of the Board of Directors since December 1985 and Vice Chairman of PubliCARD since October 1998. Mr. Goldsmith has been President of Balfour since 1975 and President of Balfour Advisors since 2001.

         CLIFFORD B. COHN: Age 50; Director of PubliCARD since July 31, 1980, and was Vice President of Government Affairs of PubliCARD from April 1, 1982 to November 20, 1984. Mr. Cohn is currently an attorney for Grayson & Goldin P.C., a law firm in Philadelphia, Pennsylvania. Mr. Cohn was the principal of Cohn & Associates, a law firm in Philadelphia, Pennsylvania, from 1994 to 2001.

         L. G. SCHAFRAN: Age 63; Director of PubliCARD since December 3, 1986. Mr. Schafran is the Managing General Partner of L.G. Schafran & Associates, an investment and development firm established in 1984. Mr. Schafran is a Director of Tarragon Realty Investors, Inc., Chairman of the Board and Co-Chief Executive Officer of Delta-Omega Technologies, Inc., interim Chief Executive Officer and Chairman of the Board of Banyan Strategic Realty Trust and Director of Vertex Interactive, Inc.

         ANTONIO L. DELISE: Age 41; Director of PubliCARD since July 9, 2001. Mr. DeLise, joined the Company in April 1995 as Vice President, Chief Financial Officer and Secretary. He was appointed to the Board of Directors in July 2001 and was elected to the additional posts of President and Chief Operating Officer in February 2002. Prior to joining the Company, Mr. DeLise was employed as a senior manager with the firm of Arthur Andersen LLP from July 1983 through March 1995.

         EMIL VOGEL: Age 58; Director of PubliCARD since October 5, 2001. Mr. Vogel has been the Senior Partner and founder of Tarnow Associates ("Tarnow") since 1982. Prior to founding Tarnow, Mr. Vogel spent nine years with an executive search firm in the New York metropolitan area conducting senior level search assignments. Mr. Vogel is also a director of Q.E.P. Co., Inc.

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

                           SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM COMPENSATION
                                         ANNUAL COMPENSATION         ----------------------
                                   -------------------------------    RESTRICTED  OPTIONS/         ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR      SALARY      BONUS (1)     STOCK     SARS (2)        COMPENSATION
---------------------------        ----      ------      ---------     -----     --------        ------------

Harry I. Freund (3)                2001     $275,000     $     --         --     800,000(11)     $   15,000(7)
Chairman                           2000      312,500           --         --     200,000             15,000(7)
                                   1999      325,000           --         --          --             15,000(7)

Jay S. Goldsmith (3)               2001      275,000           --         --     800,000(11)         22,966(7)
Vice Chairman                      2000      312,500           --         --     200,000             22,966(7)
                                   1999      325,000           --         --          --             22,966(7)

Jan-Erik Rottinghuis (4)           2001      325,000      100,000         --     800,000(11)         13,822(7)
Former President, Chief            2000      342,750      100,000         --     230,000              5,604(7)
Executive Officer and Director     1999       25,228           --         --     800,000(8)       1,475,000(8)

Antonio L. DeLise (5)              2001      250,000       50,750         --     270,000(11)          7,159(9)
President, Chief Operating         2000      250,000       78,875         --     107,500              6,549(9)
Officer, Chief Financial           1999      195,000      100,000         --          --              5,713(9)
Officer and Secretary

Robert J. Caldaroni (6)            2001      107,035       24,148         --      17,000(11)          5,250(10)
Vice President and Controller      2000      109,807       13,875         --       6,750              4,038(10)
                                   1999       39,149        6,000         --      10,000                  -(10)

(1) Reflects bonus earned during the fiscal year. In some instances, all or a portion of the bonus was paid during the next fiscal year.

(2)      Options to acquire shares of common stock.

(3) Effective March 1, 2002, the annual salary of each of Messrs. Freund and Goldsmith was reduced to $150,000.

(4) Mr. Rottinghuis was appointed President and Chief Executive Officer of the Company by the Company's Board of Directors on November 5, 1999, effective early in the year 2000. In February 2002, Mr. Rottinghuis resigned as President and Chief Executive Officer of the Company and from PubliCARD's Board of Directors.

(5) Mr. DeLise has served as Chief Financial Officer since April 1995 and was appointed to the additional posts of President and Chief Operating Officer in February 2002.

(6)      Mr. Caldaroni was appointed Vice President and Controller in November
         2001.

(7) Represents life insurance premiums paid on behalf of Mr. Freund, Mr. Goldsmith and Mr. Rottinghuis.

(8) Pursuant to an employment letter dated November 2, 1999, Mr. Rottinghuis was awarded 200,000 shares of common stock and options to purchase a total of 800,000 shares of common stock. The dollar value of the 200,000 shares of common stock has been included under the caption "All Other Compensation."

(9) Consists of $4,800, $5,100 and $5,250 in contributions to PubliCARD's 401(k) plan for 1999, 2000 and 2001, respectively, and $1,909, $1,449 and $913 for term life and disability insurance payments paid on behalf of Mr. DeLise for 1999, 2000 and 2001, respectively.

(10)     Represents contributions to PubliCARD's 401(k) plan.

(11) Includes stock options granted pursuant to a 2001 stock option cancellation and re-pricing program (See "Stock Option Agreements") in the amount of 500,000 to Mr. Freund, 500,000 to Mr. Goldsmith, 800,000 to Mr. Rottinghuis, 95,000 to Mr. DeLise and 13,000 to Mr. Caldaroni.


                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information concerning grants to purchase shares of common stock to the following persons during the fiscal year ended December 31, 2001:

                                              PERCENT OF                                        POTENTIAL REALIZABLE VALUE AT
                                                 TOTAL                                              ASSUMED ANNUAL RATES
                                                OPTIONS       EXERCISE                                 OF STOCK PRICE
                              OPTIONS         GRANTED TO     PRICE PER         EXPIRATION             APPRECIATION FOR
          NAME                GRANTED          EMPLOYEES       SHARE              DATE                OPTION TERMS (1)
          ----                -------          ---------       -----              ----                ----------------

                                                                                                     5%             10%
                                                                                                     --             ---

Harry I. Freund              300,000              7.2%       $2.4375            1/11/2006        $202,031        $446,435
                             225,000(2)           5.4%           .39            8/20/2006          24,244          53,572
                             275,000(2)           6.6%           .39            8/20/2011          67,449         170,929
Jay S. Goldsmith             300,000              7.2%        2.4375            1/11/2006         202,031         446,435
                             225,000(2)           5.4%           .39            8/20/2006          24,244          53,572
                             275,000(2)           6.6%           .39            8/20/2011          67,449         170,929
Jan-Erik Rottinghuis         400,000(2)           9.6%           .39            8/20/2006          43,100          95,240
                             400,000(2)           9.6%           .39            8/20/2011          98,108         248,624
Antonio L. DeLise             95,000(2)           2.3%           .39            8/20/2011          23,301          59,048
                              75,000              1.8%           .39            8/20/2011          18,395          46,617
                             100,000              2.4%           .35            8/27/2011          22,011          55,781
Robert J. Caldaroni           13,000(2)            .3%           .39            8/20/2011           3,188           8,080
                               4,000               .1%           .39            8/20/2011             981           2,486

----------

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

(2) Represents stock options granted pursuant to a stock option cancellation and re-pricing program. See "Stock Option Agreements". The options cancelled were originally granted to Mr. Freund in 2000 (200,000 stock options) and in 2001 (300,000 stock options) , Mr. Goldsmith in 2000 (200,000 stock options) and in 2001 (300,000 stock options), Mr. Rottinghuis in 1999 (800,000 stock options), Mr. DeLise in 2000 (95,000 stock options) and Mr. Caldaroni in 1999 (10,000 stock options) and in 2000 (3,000 stock options).

            AGGREGATE STOCK OPTION EXERCISES IN FISCAL YEAR 2001 AND
                         FISCAL YEAR-END OPTION VALUES

         The following table sets forth certain information as of December 31, 2001 concerning exercisable and unexercisable stock options held by the following persons:

                                                             NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                   SHARES                     UNEXERCISED OPTIONS AT FISCAL      IN-THE-MONEY OPTIONS AT FISCAL
                                  ACQUIRED                               YEAR END                         YEAR END (1)
                                     ON          VALUE
               NAME               EXERCISE      REALIZED    EXERCISABLE       UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
               ----               --------      --------    -----------       -------------     -----------     -------------

Harry I. Freund                        -             -      286,356(2)             305,556               -                 -

Jay S. Goldsmith                       -             -      286,356(2)             305,556               -                 -

Jan-Erik Rottinghuis                   -             -      444,445                585,555               -                 -

Antonio L. DeLise                      -             -      180,555                176,945               -                 -

Robert J. Caldaroni                    -             -       12,723                  8,027               -                 -

----------

(1) These values are based on the December 31, 2001 closing price for PubliCARD's common stock on the Nasdaq National Market of $.26 per share.

(2) Excludes shares of common stock which may be acquired by Messrs. Freund and Goldsmith through the exercise of stock purchase warrants in the amounts of 668,801 and 744,930, respectively.

                               STOCK OPTION PLANS

         Under the 1993 Long-Term Incentive Plan and the 1993 Non-employee Director Stock Option Plan adopted by shareholders of the Company in 1994 and the 1999 Long-Term Incentive Plan and 1999 Stock Option Plan for Non-employee Directors adopted by shareholders of the Company in 1999, the Company may grant stock options, restricted stock options, stock appreciation rights, performance awards and other stock-based awards equivalent to up to 7,300,000 shares of common stock. As of December 31, 2001, a total of 575,000 shares of common stock in the aggregate were currently available for grant under the stock option plans.

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

                             STOCK OPTION AGREEMENTS

         In February 2001, the Company concluded a stock option re-pricing program whereby a total of approximately 3.3 million stock options were cancelled. Pursuant to the program, employees and directors voluntarily elected to cancel stock options held with an exercise price that exceeded $4.81 per share or had been granted within six months of the cancellation date. In return, the Company granted a total of approximately 3.1 million replacement stock options on August 20, 2001. The replacement stock options, which were granted under the Company's stock option plans, generally contain the same terms and conditions of the cancelled stock options and have an exercise price of $.39 per share, the closing price of the Company's common stock on August 20, 2001.

         In January 1996, PubliCARD issued options to Messrs. Cohn and Schafran to buy a total of 200,000 shares of PubliCARD's common stock at an exercise price of $2.50 per share for five years. In 2000, a total of 40,000 options were exercised. The expiration date on the remaining options was subsequently extended by five years to January 2006.

         On November 2, 1999, the Company entered into option agreements with Mr. Rottinghuis, pursuant to which Mr. Rottinghuis was granted options to purchase 400,000 shares of common stock at an exercise price of $6.75 per share and up to 400,000 additional shares of common stock at an exercise price of $6.75 per share. In February 2001, the stock options held by Mr. Rottinghuis were cancelled pursuant to the stock option re-pricing program. Replacement options were issued to him in respect of such cancelled options on August 20, 2001 as described above. In February 2002, Mr. Rottinghuis resigned as President and Chief Executive Officer of the Company and from PubliCARD's Board of Directors. All of the options issued to Mr. Rottinghuis were subsequently cancelled.

                   EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

         On November 2, 1999, the Company entered into an employment agreement with Mr. Rottinghuis, pursuant to which he began to serve as President and Chief Executive Officer of the Company, and pursuant to which the Company agreed to nominate Mr. Rottinghuis to serve on the Company's board of directors. The employment agreement provided that Mr. Rottinghuis' compensation would consist of $350,000 per year plus an annual bonus in an amount to be determined by the Company's board of directors, but not less than $100,000. Effective October 1, 2000, Mr. Rottinghuis' annual salary was reduced to $325,000.

         Pursuant to the employment agreement, on November 2, 1999, the Company issued to Mr. Rottinghuis (i) 200,000 shares of its common stock to compensate him for economic losses he suffered as a result of terminating his prior employment and (ii) options to acquire 400,000 shares of common stock. The employment agreement also provided that Mr. Rottinghuis would be eligible to receive an option to acquire 400,000 additional shares of common stock, which would become exercisable upon the achievement of certain performance-based goals. See "Stock Option Agreements."

         The term of Mr. Rottinghuis' employment agreement was three years, unless sooner terminated in accordance with the terms of the employment agreement. In February 2002, Mr. Rottinghuis resigned as President and Chief Executive Officer of the Company and from PubliCARD's Board of Directors.

         In August 1987, the Company entered into change of control agreements with each of Messrs. Freund and Goldsmith, which provide for payments to them under certain circumstances following a change of control of the Company. These agreements were not adopted in response to any specific acquisition of shares of PubliCARD or any other event threatening to bring about a change of control of the Company. For purposes of the agreements, a change of control is defined as any of the following: (a) the Company ceasing to be a publicly owned corporation having at least 2,000 shareholders, (b) any person or group acquiring in excess of 30% of the voting power of the Company's securities, (c) Messrs. Freund, Goldsmith, Cohn, DeLise, Schafran and Vogel and any other director designated as a "Continuing Director" prior to his election as a director by a majority of the foregoing persons (the "Continuing Directors") ceasing for any reason to constitute at least a majority of the board of directors, (d) the Company merging or consolidating with any entity, unless approved by a majority of the Continuing Directors or (e) the sale or transfer of a substantial portion of PubliCARD's assets to another entity, unless approved by a majority of the Continuing Directors.

         In the event one of the above-named individuals (a) is terminated as an employee of the Company for any reason other than conviction of a felony or any act of fraud or embezzlement, (b) is disabled for six consecutive months or dies, (c) is not elected and maintained in the office which he now occupies, (d) is not included by the board of directors in the slate of directors recommended to shareholders, (e) receives a reduction in his salary or fringe benefits, (f) experiences a change in his place of employment or is required to travel excessively or (g) experiences other substantial, material and adverse changes in conditions under which the individual's services are to be rendered, within three years following a change of control, the individual will be entitled to receive in a lump sum within 10 days of the date of discontinuance, a payment equal to 2.99 times the individual's average annual compensation for the shorter of (a) the five years preceding the change of control, or (b) the period the individual received compensation from PubliCARD for personal services. Assuming a change of control of the Company and the discontinuance of an individual's services were to occur at the present time, payments in the following amounts, assuming there are no "excess parachute payments" as defined in the Internal Revenue Code of 1986 (the "Code"), would be made pursuant to the change of control agreements: Mr. Freund - $934,000; and Mr. Goldsmith - $934,000. In the event any such payment, either alone or together with others made in connection with the individual's discontinuance, is considered to be an excess parachute payment, the individual is entitled to receive an additional payment in an amount which, when added to the initial payment, results in a net benefit to the individual, after giving effect to excise taxes imposed by Section 4999 of the Code and income taxes on such additional payment, equal to the initial payment before such additional payment. Since the change of control agreements would require large cash payments to be made by any person or group effecting a change of control of PubliCARD, absent the assent of a majority of the Continuing Directors, these agreements may discourage hostile takeover attempts of PubliCARD.

         The change of control agreements would have expired on December 1, 2001 but have been and will continue to be automatically extended for a period of one year on each December 1, unless terminated by either party prior to any December
1. In the event a change of control occurs while the change of control agreements are in effect, the term of such agreements will automatically be extended to three years from the date of the change of control and the foregoing renewal option will become inapplicable.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following information is furnished as of April 15, 2002 with respect to each class of equity securities of the Company beneficially owned by each person who owns of record or is known by the Company to own beneficially more than 5% of the common stock of the Company and by all directors, nominees and officers and by all directors, nominees and officers as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective shareholders of the Company and the directors, nominees and officers.

                                                     Beneficial Ownership
                                                      of Shares of Common
                                                          Stock as of
            Name                    Position          April 15, 2002 (1)           Percent of Class (1)
            ----                    --------          ------------------           --------------------
Taube Hodson Stonex            N/A                        2,995,000   (2)               12.4%
Partners Limited
27 ST. James Place
London SW1A 1NR
United Kingdom

Harry I. Freund                Director,                  1,724,149   (3)                6.9%
c/o PubliCARD, Inc.            Chairman of
620 5th Avenue                 the Board and
Rockefeller Center             Chairman
New York, NY 10020

Jay S. Goldsmith               Director, Vice             1,767,839   (4)                7.0%
c/o PubliCARD, Inc.            Chairman of the
620 5th Avenue                 Board and Vice
Rockefeller Center             Chairman
New York, NY 10020

Antonio L. DeLise              President, Chief             207,555   (5)            Less than 1%
                               Operating Officer,
                               Chief Financial
                               Officer and
                               Director

Clifford B. Cohn               Director                     239,373   (6)            Less than 1%

L.G. Schafran                  Director                     366,159   (7)                1.5%

Emil Vogel                     Director                      82,400   (8)            Less than 1%

Robert J. Caldaroni            Vice President and            12,723   (9)            Less than 1%
                               Controller

Jan-Erik Rottinghuis           Former President,            200,000  (10)            Less than 1%
                               Chief Executive
                               Officer and
                               Director

All directors, nominees and                               4,587,198  (11)               17.2%
officers as a group (8
persons)

----------

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

(3) Includes shares of common stock which may be acquired by Mr. Freund within 60 days as follows: 286,356 shares through the exercise of stock options and 688,861 shares through the exercise of stock purchase warrants. Also includes 5,454 shares of common stock held by Mr. Freund's spouse over which Mr. Freund has shared voting and investment power but as to which he disclaims any beneficial interest. Also includes 13,000 shares that may be deemed to be owned beneficially by Mr. Freund which are held by the Balfour Defined Benefit Pension Plan (the "Plan"), for which Mr. Freund is a Trustee and Plan Administrator and in which he participates. Mr. Freund disclaims ownership of 5,850 shares of such 13,000 shares.

(4) Includes shares of common stock which may be acquired by Mr. Goldsmith within 60 days as follows: 286,356 shares through the exercise of stock options and 744,930 shares through the exercise of stock purchase warrants. Also includes 1,250 shares of common stock held by Mr. Goldsmith's spouse over which Mr. Goldsmith has shared voting and investment power but as to which he disclaims any beneficial interest. Also includes 13,000 shares that may be deemed to be owned beneficially by Mr. Goldsmith which are held by the Plan, of which Mr. Goldsmith is a Trustee and Plan Administrator and in which he participates. Mr. Goldsmith disclaims ownership of 7,280 shares of common stock held by the Plan.

(5) Includes 180,555 shares, which may be acquired by Mr. DeLise within 60 days through the exercise of stock options.

(6) Includes 172,059 shares, which may be acquired by Mr. Cohn within 60 days through the exercise of stock options.

(7) Includes 212,059 shares, which may be acquired by Mr. Schafran within 60 days through the exercise of stock options. Also includes 114,050 shares of common stock and 40,050 shares that may be acquired through the exercise of stock purchase warrants held by Mr. Schafran's spouse as to which Mr. Schafran disclaims any beneficial interest.

(8) Includes 20,000 shares, which may be acquired by Mr. Vogel within 60 days through the exercise of stock options.

(9) Includes 12,723 shares, which may be acquired by Mr. Caldaroni within 60 days through the exercise of stock options.

(10) Mr. Rottinghuis became the Company's President and Chief Executive Officer in early 2000. Pursuant to the employment agreement between Mr. Rottinghuis and the Company, the Company issued 200,000 shares of common stock to Mr. Rottinghuis on November 2, 1999. See "Employment and Change in Control Agreements." In February 2002, Mr. Rottinghuis resigned as President and Chief Executive Officer of the Company and from PubliCARD's Board of Directors.

(11) Includes shares of common stock which may be acquired by such persons within 60 days as follows: 1,170,108 shares through the exercise of stock options and 1,473,841 shares through the exercise of stock purchase warrants.


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


                                     PUBLICARD, INC.
                                     -----------------------------------
                                     (Registrant)


Date: April 29, 2002            By:  /s/ Antonio L. DeLise
     ----------------                -----------------------------------
                                     Antonio L. DeLise, President, Chief
                                     Operating Officer, Chief Financial Officer,
                                     Secretary and Principal Accounting Officer