Form 10-Q
period 2002-03-31
PUBLICARD INC
filed 2002-05-03
CIK 81050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


 Number of shares of Common Stock outstanding as of April 30, 2002: 24,153,402

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS AS OF
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                           MARCH 31,      DECEMBER 31,
                                                                                             2002            2001
                                                                                           ---------       ---------
                                                                                          (unaudited)
                                     ASSETS

Current assets:
     Cash, including short-term investments of $3,463 in 2002 and $4,199 in 2001           $   3,667       $   4,479
     Trade receivables, less allowance for doubtful accounts (2002 - $194, 2001 - $216)        1,340           1,410
     Inventories                                                                                 453             557
     Other                                                                                       368             770
                                                                                           ---------       ---------
          Total current assets                                                                 5,828           7,216
                                                                                           ---------       ---------

Equipment and leasehold improvements, net                                                        541             596
Goodwill                                                                                       2,803           2,803
Other assets                                                                                   6,768           6,782
                                                                                           ---------       ---------
                                                                                           $  15,940       $  17,397
                                                                                           =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                                $     727       $   1,206
     Accrued liabilities                                                                       3,699           3,379
                                                                                           ---------       ---------
          Total current liabilities                                                            4,426           4,585

Other non-current liabilities                                                                  5,181           5,328
                                                                                           ---------       ---------

          Total liabilities                                                                    9,607           9,913
                                                                                           ---------       ---------


Shareholders' equity:
     Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized;
          780 shares issued and outstanding                                                    3,900           3,900
     Common shares, $0.10 par value: 40,000,000 shares authorized; 24,153,402
          shares issued and outstanding                                                        2,415           2,415
     Additional paid-in capital                                                              107,098         107,098
     Accumulated deficit                                                                    (105,956)       (104,831)
     Other comprehensive loss                                                                 (1,124)         (1,098)
                                                                                           ---------       ---------
          Total shareholders' equity                                                           6,333           7,484
                                                                                           ---------       ---------
                                                                                           $  15,940       $  17,397
                                                                                           =========       =========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                 FOR THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                               2002               2001
                                           ------------       ------------
Net sales                                  $      1,199       $      1,520

Cost of sales                                       636                832
                                           ------------       ------------

     Gross margin                                   563                688
                                           ------------       ------------

Operating expenses:
     General and administrative                     933              1,302
     Sales and marketing                            427              1,293
     Product development                            119                922
     Stock compensation                              --                 15
     Goodwill amortization                           --                660
                                           ------------       ------------
                                                  1,479              4,192
                                           ------------       ------------
     Loss from operations                          (916)            (3,504)
                                           ------------       ------------

Other income (expenses):
     Interest income                                 14                207
     Interest expense                               (15)               (19)
     Cost of pensions - non-operating              (206)              (216)
     Other income (expenses)                         (2)                23
                                           ------------       ------------
                                                   (209)                (5)
                                           ------------       ------------

Net loss                                   $     (1,125)      $     (3,509)
                                           ============       ============


Basic loss per common share                $       (.05)      $       (.14)
                                           ============       ============

Weighted average shares outstanding          24,153,402         24,237,402
                                           ============       ============


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                         Other
                                 Class A           Common Shares          Additional                   Comprehen-      Share-
                                Preferred       Shares                     Paid-in      Accumulated       sive         holders'
                                  Stock         Issued        Amount       Capital        Deficit         Loss          Equity
                                  -----         ------        ------       -------        -------         ----          ------
Balance - December 31, 2001    $    3,900     24,153,402    $    2,415    $  107,098    $ (104,831)    $   (1,098)    $    7,484

Comprehensive Loss:
 Net loss                              --             --            --            --        (1,125)            --         (1,125)
 Foreign currency
    translation
    adjustment                         --             --            --            --            --            (26)           (26)
                               ----------     ----------    ----------    ----------    ----------     ----------     ----------
    Comprehensive loss                                                                                                    (1,151)
                                                                                                                      ----------

Balance - March 31, 2002       $    3,900     24,153,402    $    2,415    $  107,098    $ (105,956)    $   (1,124)    $    6,333
                               ==========     ==========    ==========    ==========    ==========     ==========     ==========


The accompanying notes to the consolidated financial statements are an integral part of this statement.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      2002         2001
                                                                                    --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $ (1,125)    $ (3,509)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Goodwill amortization                                                           --          660
          Stock compensation expense                                                      --           16
          Depreciation                                                                    47           70
          Changes in operating assets and liabilities                                    243       (1,245)
                                                                                    --------     --------
                     Net cash used in operating activities                              (835)      (4,008)
                                                                                    --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                 --          (14)
     Investment in TecSec, Incorporated                                                   --          (25)
     Proceeds from discontinued operations                                                24          176
                                                                                    --------     --------
                     Net cash provided by investing activities                            24          137
                                                                                    --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Costs incurred from private placement of Class A Preferred Stock                     --          (35)
                                                                                    --------     --------
                    Net cash used in financing activities                                 --          (35)
                                                                                    --------     --------

Effect of exchange rate changes on cash and cash equivalents                              (1)          (5)
                                                                                    --------     --------

Net decrease in cash                                                                    (812)      (3,911)
Cash - beginning of period                                                             4,479       17,049
                                                                                    --------     --------
Cash - end of period                                                                $  3,667     $ 13,138
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


LIQUIDITY AND GOING CONCERN CONSIDERATIONS

         These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for the three months ended March 31, 2002 and years 2001, 2000 and 1999. The Company has also experienced a substantial reduction in its cash and short-term investments, which declined from $17.0 million at December 31, 2000 to $3.7 million at March 31, 2002, and has an accumulated deficit of $106 million at March 31, 2002.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of PubliCARD and its majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.


BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of March 31, 2002 and the results of their operations and cash flows for the three months ended March 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001, as amended.


EARNINGS (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is based on net income divided by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options, warrants and convertible preferred stock at the later of the beginning of the year or date of issuance. Diluted net income (loss) per share was not computed for 2002 and 2001 as the effect of stock options, warrants and convertible preferred stock were antidilutive.


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

         SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment based on the specific guidance of this statement. In addition, this statement requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. The Company adopted this statement on January 1, 2002. In accordance with this statement, no amortization expense for goodwill will be recorded in current and future periods. Goodwill and other intangibles will be subject to an annual review for impairment or earlier if circumstances or events indicate that impairment has occurred. This may result in future write-downs or the write-off of such assets. Excluding goodwill amortization, the pro forma

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


net loss for the three months ended March 31, 2001, was $2,849,000, or $.12 per share.


INVENTORIES

      Inventories are stated at lower of cost (first-in, first-out method) or market. The Company evaluates the need to record adjustments for impairment of inventory on a quarterly basis. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. Inventories as of March 31, 2002 and 2001 consisted of the following (in thousands):

                              2002    2001
                              ----    ----
Raw materials and supplies    $302    $389
Work-in-process                 22      37
Finished goods                 129     131
                              ----    ----
                              $453    $557
                              ====    ====

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

         In conjunction with the decision to exit the smart card reader and chip business, in September 2001, the Company formed a new minority-owned affiliate, Mako Technologies LLC ("Mako"), to market its smart card reader and chip technologies. The Company contributed certain inventories and equipment valued at $238,000, in exchange for a 31% fully diluted ownership interest in Mako. The Company also granted a perpetual license of its reader and chip technology to Mako in exchange for royalties based on sales over the next two years. After reducing headcount and reassessing business potential, a decision was made to liquidate Mako and terminate the license agreement. Pending the final disposition of this venture, the Company has established a reserve against the entire investment in Mako. The reserve was accumulated through liquidation sales in 2002 of previously reserved inventory.

NOTE 3 - SEGMENT DATA

         As a result of the disposition of certain operations (See Note 4) and because the Company predominantly operates in one industry, that being the deployment of smart card solutions which facilitate secure access and transactions, the Company reports as a single segment. Sales by geographical areas for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  2002      2001
                 ------    ------
United States    $  283    $  635
Europe              896       822
Rest of world        20        63
                 ------    ------
                 $1,199    $1,520
                 ======    ======

         The Company has operations in the United States and United Kingdom. Identifiable assets by country as of March 31, 2002 and December 31, 2001 are as follows (in thousands):

                    2002       2001
                  -------    -------
United States     $10,847    $12,037
United Kingdom      2,290      2,557
                  -------    -------
                  $13,137    $14,594
                  =======    =======

NOTE 4 - DISCONTINUED OPERATIONS

         In March 2000, the Company's Board adopted a plan to dispose of the operations of the Company's Greenwald Industries Inc. ("Greenwald"), Greenwald Intellicard Inc. ("Greenwald Intellicard"), Greystone Peripherals, Inc. ("Greystone") and Amazing Smart Card Technologies, Inc. ("Amazing") subsidiaries. These subsidiaries designed, manufactured and distributed mechanical and smart card laundry solutions, hard disk duplicators and smart cards. In the fourth quarter of 1999, the Company recorded a loss of $2.0 million related to the disposition plan, net of the expected gain on the disposition of these businesses. The loss provision was based on estimates of the proceeds expected to be realized on the dispositions and the results of operations through the disposition or wind-down dates.

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

         The results of the operations of Greenwald, Greenwald Intellicard, Amazing and Greystone have been reflected as discontinued operations. Summarized balance sheet information with respect to the discontinued operations as of March 31, 2002 is as follows (in thousands):

Non-current assets (cash held in escrow)    $ 2,128
Disposition reserves                         (1,256)
                                            -------
Net assets of discontinued operations       $   872
                                            =======

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

         Changes in operating assets and liabilities reflected in the Consolidated Statements of Cash Flows consisted of the following for the three months ended March 31, 2002 and 2001 (in thousands):

                                   2002        2001
                                 -------     -------
Trade receivables                $    44     $    54
Inventories                           94        (618)
Other current assets                 400        (120)
Other assets                          (9)        (96)
Trade accounts payable              (468)        101
Accrued liabilities                  328        (457)
Other non-current liabilities       (146)       (109)
                                 -------     -------
                                 $   243     $(1,245)
                                 =======     =======

No cash was paid for interest or income taxes in 2002 and 2001.

NOTE 6 - SUBSEQUENT  EVENT

         The Company sponsors a defined benefit pension plan that was frozen in 1993. The assets of the defined benefit pension plan are managed by an outside trustee and invested primarily in equity and fixed income securities. PubliCARD common stock represented 1.2% of plan assets as of December 31, 2001. Contributions to the plan were $1.1 million and $1.2 million in fiscal 2001 and 2000, respectively. For 2002, the minimum required contributions are expected to be $1.1 million. The Company failed to make the required quarterly contribution to the plan due April 15, 2002, in the amount of $253,000. Pursuant to Federal tax law, interest will begin accruing on the obligation.

         The Company will provide notice of its failure to make the required contribution to the Pension Benefit Guaranty Corporation by May 15, 2002 and to the plan participants by June 15, 2002. Should the Company fail to make the required contributions to the plan for 2002, it could be subject to interest, penalties, liens on assets and ultimately a forced plan termination. There is no assurance that the Company will make the required contributions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

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

OVERVIEW

         PubliCARD was incorporated in the Commonwealth of Pennsylvania in 1913. PubliCARD entered the smart card industry in early 1998, and began to develop solutions for the conditional access, security, payment system and data storage needs of industries utilizing smart card technology. In 1998 and 1999, the Company made a series of acquisitions to enhance its position in the smart card industry. In March 2000, PubliCARD's Board, together with its management team, determined to integrate its operations and focus on deploying smart card solutions, which facilitate secure access and transactions. To effect this new business strategy, in March 2000, the Board adopted a plan of disposition pursuant to which the Company divested its non-core operations. See Note 4 to the Consolidated Financial Statements for a discussion on the disposition plan.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         SALES. Revenues are generated from product sales, licenses of software products, maintenance contracts and software development services. Revenue from product sales is recorded upon shipment of the product. Provisions are recorded for estimated warranty repairs, returns and bad debts at the time the product is shipped. Software license fees are recognized upon shipment if a signed contract exists, the fee is fixed and determinable and the collection of the resulting receivable is probable. Revenue from maintenance and support fees is recognized ratably over the contract period. Consolidated net sales decreased to $1.2 million in 2002 compared to $1.5 million for 2001. The 2001 figure included $480,000 of revenues associated with the smart card reader and chip business, which the Company exited in July 2001. Sales related to smart card platform solutions for educational and corporate sites increased 15% from the prior year period.

         GROSS MARGIN. Cost of sales consists primarily of material, personnel costs and overhead. Gross margin as a percentage of net sales increased slightly to 47% in 2002 from 45% in 2001. The increase in gross margin is attributed to the exiting of its smart card reader and chip business, which carried lower gross margins than sales of smart card platform solutions for educational and corporate sites.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel and travel costs, public relations, trade shows and marketing materials. Sales and marketing expenses were $427,000 in 2002 compared to $1.3 million in 2001. The decrease is mainly due to headcount reductions associated with the Company's July 2001 repositioning action.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses include expenses associated with the development of new products and enhancements to existing products. Product development expenses consist primarily of personnel and travel costs, independent consultants and contract engineering services. Product development expenses amounted to $119,000 in 2002 compared to $922,000 in 2001. Expenses decreased in 2002 primarily due to headcount reductions associated with the Company's July 2001 repositioning action.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance and accounting, human resources, risk management and legal. General and administrative expenses for the quarter ended March 31, 2002 decreased by approximately 28% to $933,000 from $1.3 million for 2001. The decrease is mainly due to headcount reductions associated with the Company's July 2001 repositioning action.

         STOCK COMPENSATION EXPENSE. Stock-based compensation recorded in 2001 principally related to the issuance of a stock award and a below market stock option grant to an executive hired in late 1999.

         GOODWILL AMORTIZATION. In accordance SFAS No. 142, no amortization expense for goodwill will be recorded in current and future periods. Goodwill and other intangibles will be subject to an annual review for impairment or earlier if circumstances or events indicate that impairment has occurred. This may result in future write-downs or the write-off of such assets.

         OTHER INCOME AND EXPENSE. Interest income decreased to $14,000 for 2002 from $207,000 for 2001 principally due to lower cash balances. Cost of pensions principally relates to pension expense associated with the Company's frozen defined benefit pension plan.

LIQUIDITY

         The Company has financed its operations over the last three years primarily through the sale of capital stock and the sale of non-core businesses. During the three months ended March 31, 2002, cash, including short-term investments, decreased by $812,000 to $3.7 million as of March 31, 2002.

         Operating activities utilized cash of $835,000 for the quarter ended March 31, 2002 and principally consisted of the loss from continuing operations of $1.1 million offset by a decrease in net operating assets and liabilities of $252,000 and depreciation of $47,000.

         Investing activities provided cash of $24,000 in 2002 and consisted principally of proceeds from the sale of discontinued operations.

         The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow in 2002. In addition to funding operating and capital requirements and corporate overhead, future uses of cash include the following:

         - The Company sponsors a defined benefit pension plan, which was frozen in 1993. As of December 31, 2001, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $5.5 million. The annual required contribution to the plan is expected to be approximately $1.1 million in 2002. Since the plan is significantly underfunded, the Company expects that the annual contribution requirements beyond 2002 will continue to be significant.

                  In April 2002, the Company failed to make the required quarterly contribution to the plan due April 15, 2002, in the amount of $253,000. Pursuant to Federal tax law, interest will begin accruing on the obligation. The Company will provide notice of its failure to make the required contribution to the Pension Benefit Guaranty Corporation by May 15, 2002 and to the plan participants by June 15, 2002. Should the Company fail to make the required contributions to the plan for 2002, it could be subject to interest, penalties, liens on assets and ultimately a forced plan termination. There is no assurance that the Company will make the required contributions.

         - In April 1996, a Consent Decree among the Company, the United States Environmental Protection Agency ("EPA") and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14.4 million plus interest to the United States and the Commonwealth of Pennsylvania. Through March 31, 2002, the Company has made principal payments aggregating $13.2 million. In January 2002, the Company and the EPA reached an agreement to extend the due date on the remaining unpaid balance. In return, the EPA was granted a security interest in certain assets held in escrow. The remaining payments totaling $1.3 million, including interest, will be made to the EPA over the next three years and consist of $450,000 in 2002, $431,000 in 2003 and $411,000 in 2004. In April 2002, the Company made the required $450,000 payment.

         - The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next eight years. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are $317,000 for the remainder of 2002, $412,000 in 2003, $387,000 in 2004 and $348,000 thereafter.

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

         The Company also currently fails to meet certain requirements for the continued listing of its common stock on the Nasdaq National Market ("National Market"). The Company transferred the listing of its common stock to the Nasdaq SmallCap Market ("SmallCap Market") effective May 2, 2002. Under certain circumstances, the Company maybe eligible to transfer its listing back to the national market, however, there is no assurance (i) that the Company will remedy the identified deficiencies and continue to meet other National Market quantitative or qualitative listing criteria, (ii) that the Company will continue to meet the SmallCap Market continued maintenance requirements, (iii) that any appeal in the event of non-compliance of its common stock will be successful or (iv) that its common stock will not be delisted. Should the Company's common stock be delisted, the liquidity of the common stock would be adversely affected. This could impair the Company's ability to raise capital in the future. If additional capital is raised through the issuance of equity securities, the Company's stockholders' percentage ownership of the common stock will be reduced and stockholders may experience dilution in net book value per share, or the new equity securities may have rights, preferences or privileges senior to those of its commons stockholders.

         If the Company's liquidity does not improve, it may be unable to continue as a going concern and could be required to seek bankruptcy protection. Such an event may result in the Company's common and preferred stock being negatively affected or becoming worthless.

CRITICAL ACCOUNTING POLICIES

         The Company's significant accounting policies are more fully described in the Notes to the Company's Consolidated Financial Statements included in the From 10-K for the year ended December 31, 2001, as amended. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventories, valuation of investments and goodwill and pension accounting to be critical policies due to the estimation processes involved.

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

         PENSION OBLIGATIONS. The determination of obligations and expense for pension benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. These assumptions include, among others, the discount rate and the expected rate of return on plan assets. In accordance with generally accepted accounting principles, actual results that differ from assumptions are accumulated and amortized over future periods and therefore, generally affect the recognized expense and recorded obligation in such future periods. While management believes that the assumptions are appropriate, differences in actual experience or significant changes in assumptions may materially affect the pension obligation and future expense.

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

         SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment based on the specific guidance of this statement. In addition, this statement requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. The Company adopted this statement on January 1, 2002. In accordance with this statement, no amortization expense for goodwill will be recorded in current and future periods. Goodwill and other intangibles will be subject to an annual review for impairment or earlier if circumstances or events indicate that impairment has occurred. This may result in future write-downs or the write-off of such assets. Excluding goodwill amortization, the pro forma net loss for the three months ended March 31, 2001, was $2,849,000, or $.12 per share.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, WE HAVE ONGOING FUNDING OBLIGATIONS AND WE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 1999, 2000, 2001 and for the three months ended March 31, 2002 of approximately $16.7 million, $19.7 million, $17.2 million and $1.1 million, respectively. In addition, we experienced negative cash flow from continuing operating activities of $8.5 million, $18.7 million, $12.2 million and $826,000 in 1999, 2000, 2001 and for the three month ended March 31, 2002, respectively.

         We also have continuing obligations to fund payments due under the Consent Decree and an underfunded pension plan. As of March 31, 2002, we were required to make future aggregate payments of $1.3 million through April 2004 in connection with the Consent Decree. In January 2002, we reached an agreement with the EPA to extend the due date on the remaining unpaid balance. In return, the EPA was granted a security interest in certain assets held in escrow. Consistent with the general practices of environmental enforcement agencies, the Consent Decree does not eliminate our potential liability for remediation of contamination that had not been known at the time of the settlement. In April 2002, we made our required payment of $450,000.

         We sponsor a defined benefit pension plan, which was frozen in 1993. As of December 31, 2001, the present value of the accrued benefit liabilities of our pension plan exceeded the plan's assets by approximately $5.5 million. In addition to the $1.1 million required contribution to the plan in 2002, we are obligated to make continued contributions to the plan in accordance with the rules and regulations prescribed by the Employee Retirement Income Security Act of 1974. Since the plan is significantly underfunded, we expect that the annual contribution requirements beyond 2002 will continue to be significant. Future contribution levels depend in large measure on the mortality rate of plan participants, discount rate and the expected return on the plan assets. In April 2002, we failed to make the required quarterly contribution to the plan due April 15, 2002, in the amount of $253,000. Pursuant to Federal tax law, interest will begin accruing on the obligation. We will provide notice of our failure to make the required contribution to the Pension Benefit Guaranty Corporation by May 15, 2002 and to the plan participants by June 15, 2002. Should we fail to make the required contributions to the plan for 2002, we could be subject to interest, penalties, liens on assets and ultimately a forced plan termination. There is no assurance that we will make the required contributions.

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

         OUR TECSEC INVESTMENT MAY BE IMPAIRED OR SUBJECT TO A SIGNIFICANT WRITE-DOWN IN THE FUTURE. As of March 31, 2002, the carrying value of our investment in TecSec, a privately held company, was $5.1 million. This investment has been accounted for at cost and could be subject to write-down in future periods if it is determined that the investment is permanently impaired and not recoverable. If TecSec is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, our investment in TecSec could be permanently impaired and subject to a significant write-down.

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

         WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in our business. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business. For the year ended December 31, 2001, one customer represented approximately 17% of the Company's sales and 17% of the accounts receivable balance as of December 31, 2001. For the three months ended March 31, 2002, no customer represented more than 10% of sales or 10% of the accounts receivable balance as of March 31, 2002.

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

         OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISK ASSOCIATED WITH OPERATING IN FOREIGN MARKETS, INCLUDING FLUCTUATIONS IN CURRENCY EXCHANGE RATES, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION. Sales outside the U. S. represented approximately 76% of total sales for the three months ended March 31, 2002. Because we derive a substantial portion of our business outside the United States, we are subject to certain risks associated with operating in foreign markets including the following:

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

         OUR STOCK PRICE IS EXTREMELY VOLATILE. The stock market has recently experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock has been highly volatile and is likely to continue to be volatile. The future trading price for our common stock will depend on a number of factors, including:

         - continued listing of our common stock on the National Market or SmallCap Market (see "Our stock may be delisted from the Nasdaq System" below);

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

         OUR STOCK MAY BE DELISTED FROM THE NASDAQ SYSTEM. On February 14, 2002, we received notice from The Nasdaq Stock Market ("Nasdaq") that our common stock had failed to maintain a minimum closing bid price of $1.00 over the last 30 consecutive trading days as required by Nasdaq Marketplace rules. We received a second notice on February 27, 2002, that our common stock also failed to maintain a market value of public float of $5 million. The Nasdaq had previously suspended the minimum bid price and market value of public float requirements in response to market conditions following the September 11 terrorists attacks. The Nasdaq reinstated these requirements effective January 2, 2002.

         In accordance with the Nasdaq rules, we were provided 90 calendar days, or until May 15, 2002, to regain compliance with the minimum bid price requirement and until May 28, 2002 to regain compliance with the market value of public float requirement. If at any time before May 15, 2002, the closing bid price of our common stock was at least $1.00 for a minimum of 10 consecutive trading days, Nasdaq would determine if we were in compliance. However, if we were unable to demonstrate compliance on or before May 15, 2002, Nasdaq would provide written notification that our securities would be delisted. At that time, we may appeal the decision to a Nasdaq Listing Qualification Panel.

         In April 2002, we filed an application to transfer the listing of our common stock to the SmallCap Market. The application was approved and our common stock listing was transferred to the Nasdaq SmallCap market effective May 2, 2002. We will now be afforded an additional 90-day grace period to comply with the $1.00 minimum bid price requirement, which will extend the delisting determination until August 14, 2002. We may also be eligible for an additional 180-day grace period provided that we meet certain SmallCap Market initial listing criteria. If we should meet the minimum bid price requirement for 30 consecutive trading days and maintain compliance with all other National Market listing requirements, we may be eligible to transfer our listing back to the National Market.

         If we are unable to meet the SmallCap Market minimum maintenance requirements, we would be subject to delisting from the Nasdaq system. In that event, after receiving notification that our securities would be delisted, we may appeal the delisting determination.

         We cannot assure you (i) that we will remedy the identified deficiencies and continue to meet other National Market quantitative or qualitative listing criteria, (ii) that we will continue to meet the SmallCap Market continued maintenance requirements, (ii) that any appeal in the event of non-compliance of our common stock will be successful or (iv) that our common stock will not be delisted.

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

Market Risk

         We are exposed to market risk primarily through short-term investments. Our investment policy calls for investment in short-term, low risk instruments. As of March 31, 2002, short-term investments (principally U.S. Treasury bills) were $3.5 million. Due to the nature of these investments, any decrease in rates would not have a material impact on our financial condition or results of operations.

Investment Risk

         As of March 31, 2002, the value of our investment in TecSec, a privately held company, was $5.1 million. This investment has been accounted for at cost and could be subject to write-down in future periods if it is determined that the investment is permanently impaired and not recoverable. TecSec is currently evaluating alternative sources of financing to meet ongoing capital and operating needs. If TecSec is not successful in obtaining sufficient capital on acceptable terms or at all, our investment in TecSec could be permanently impaired and subject to a significant write-down.


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

                                       PUBLICARD, INC.
                                       (Registrant)



Date: May 3, 2002                      /s/ Antonio L. DeLise
                                       Antonio L. DeLise, President,
                                       Chief Operating Officer, Chief
                                       Financial Officer


Date: May 3, 2002                      /s/ Robert J. Caldaroni
                                       Robert J. Caldaroni,
                                       Vice President and Controller