Form 10-Q
period 2002-06-30
PUBLICARD INC
filed 2002-08-13
CIK 81050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

YES |X| No | |.

 Number of shares of Common Stock outstanding as of August 13, 2002: 24,190,902

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    JUNE 30,      DECEMBER 31,
                                                                                                      2002            2001
                                                                                                      ----            ----
                                                                                                  (unaudited)
                                       ASSETS
Current assets:
     Cash, including short-term investments of $2,225 in 2002 and $4,199 in 2001                   $   2,520       $   4,479
     Trade receivables, less allowance for doubtful accounts of $185 in 2002 and $216 in 2001          1,334           1,410
     Inventories                                                                                         596             557
     Other                                                                                               333             770
                                                                                                   ---------       ---------
          Total current assets                                                                         4,783           7,216

Equipment and leasehold improvements, net                                                                477             596
Goodwill                                                                                               2,803           2,803
Other assets                                                                                           6,535           6,782
                                                                                                   ---------       ---------
                                                                                                   $  14,598       $  17,397
                                                                                                   =========       =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                                        $     569       $   1,206
     Accrued liabilities                                                                               3,436           3,379
                                                                                                   ---------       ---------
          Total current liabilities                                                                    4,005           4,585

Other non-current liabilities                                                                          5,263           5,328
                                                                                                   ---------       ---------

          Total liabilities                                                                            9,268           9,913
                                                                                                   ---------       ---------

Shareholders' equity:
     Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized;
          765 and 780 shares issued and outstanding as of June 30, 2002 and
          December 31, 2001, respectively                                                              3,825           3,900
     Common shares, $0.10 par value: 40,000,000 shares authorized; 24,190,902 and 24,153,402 shares issued and outstanding as of June 30, 2002 and
          December 31, 2001, respectively                                                              2,419           2,415
     Additional paid-in capital                                                                      107,169         107,098
     Accumulated deficit                                                                            (107,039)       (104,831)
     Other comprehensive loss                                                                         (1,044)         (1,098)
                                                                                                   ---------       ---------
          Total shareholders' equity                                                                   5,330           7,484
                                                                                                   ---------       ---------
                                                                                                   $  14,598       $  17,397
                                                                                                   =========       =========

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                            JUNE 30,                             JUNE 30,
                                                            --------                             --------
                                                    2002                2001              2002                2001
                                                    ----                ----              ----                ----
Sales                                           $      1,016       $      1,339       $      2,215       $      2,859

Cost of sales                                            520                661              1,156              1,493
Inventory adjustment                                      --              1,313                 --              1,313
                                                ------------       ------------       ------------       ------------
     Gross margin                                        496               (635)             1,059                 53
                                                ------------       ------------       ------------       ------------

Operating expenses:
     General and administrative                          761              1,225              1,694              2,526
     Sales and marketing                                 472              1,207                899              2,500
     Product development                                 128                918                247              1,840
     Stock compensation                                   --                 42                 --                 58
     Goodwill amortization                                --                660                 --              1,320
     Repositioning charge                                 --              4,772                 --              4,772
                                                ------------       ------------       ------------       ------------
                                                       1,361              8,824              2,840             13,016
                                                ------------       ------------       ------------       ------------
     Loss from operations                               (865)            (9,459)            (1,781)           (12,963)
                                                ------------       ------------       ------------       ------------

Other income (expenses):
     Interest income                                      15                110                 29                317
     Interest expense                                     (6)               (21)               (21)               (40)
     Cost of pensions - non-operating                   (218)              (165)              (424)              (381)
     Other                                                (9)                25                (11)                48
                                                ------------       ------------       ------------       ------------
                                                        (218)               (51)              (427)               (56)
                                                ------------       ------------       ------------       ------------

Net loss from continuing operations                   (1,083)            (9,510)            (2,208)           (13,019)

Discontinued operations                                   --              2,350                 --              2,350
                                                ------------       ------------       ------------       ------------

Net loss                                        $     (1,083)      $     (7,160)      $     (2,208)      $    (10,669)
                                                ============       ============       ============       ============

Basic income (loss) per common share:
     Continuing operations                      $       (.04)      $       (.40)      $       (.09)      $       (.54)
     Discontinued operations                              --                .10                 --                .10
                                                ------------       ------------       ------------       ------------
     Net loss                                   $       (.04)      $       (.30)      $       (.09)      $       (.44)
                                                ============       ============       ============       ============

Weighted average common shares outstanding        24,181,527         24,210,152         24,169,473         24,221,831
                                                ============       ============       ============       ============

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                             Other
                                   Class A           Common Shares          Additional                    Comprehen-    Share-
                                  Preferred      ----------------------      Paid-in      Accumulated        sive       holders'
                                    Stock          Shares        Amount      Capital        Deficit          Loss        Equity
                                    -----          ------        ------      -------        -------          ----        ------
Balance - January 1, 2002          $ 3,900       24,153,402      $2,415      $107,098      $(104,831)      $(1,098)      $ 7,484

Conversion of preferred stock          (75)          37,500           4            71             --            --            --

Comprehensive Loss:
 Net loss                               --               --          --            --         (2,208)           --        (2,208)

 Foreign currency translation
    adjustment                          --               --          --            --             --            54            54
                                   -------       ----------      ------      --------      ---------       -------       -------
    Total comprehensive loss                                                                                              (2,154)
                                                                                                                         -------
Balance - June 30, 2002            $ 3,825       24,190,902      $2,419      $107,169      $(107,039)      $(1,044)      $ 5,330
                                   =======       ==========      ======      ========      =========       =======       =======

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              2002          2001
                                                                              ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $(2,208)      $(10,669)
     Adjustments to reconcile net loss to net cash used in operations:
          Non-cash gain from discontinued operations                             --         (2,350)
          Goodwill amortization                                                  --          1,320
          Stock compensation expense                                             --             58
          Depreciation                                                          111            164
          Repositioning charge                                                   --          6,085
          Changes in operating assets and liabilities                            63         (3,289)
                                                                            -------       --------
                    Net cash used in operating activities                    (2,034)        (8,681)
                                                                            -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                       (16)           (24)
     Other                                                                       --            (25)
     Proceeds from discontinued operations and sale of fixed assets              88            194
                                                                            -------       --------
                    Net cash provided by investing activities                    72            145
                                                                            -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Costs incurred from private placement of Class A Preferred Stock            --            (37)
                                                                            -------       --------
                    Net cash used in financing activities                        --            (37)
                                                                            -------       --------

Effect of exchange rate changes on cash and cash equivalents                      3             (4)
                                                                            -------       --------

Net decrease in cash                                                         (1,959)        (8,577)
Cash - beginning of period                                                    4,479         17,049
                                                                            -------       --------
Cash - end of period                                                        $ 2,520       $  8,472
                                                                            =======       ========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

      In July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board decided to shift the Company's strategic focus. While the Board remained confident in the long-term prospects of the smart card business, the timing of public sector and corporate initiatives in wide-scale, broadband environments utilizing the Company's smart card reader and chip products had become more uncertain. Given the lengthened time horizon, the Board did not believe it would be prudent to continue to invest the Company's resources in the ongoing development and marketing of these technologies. Accordingly, the Board determined that shareholders' interests would be best served by pursuing strategic alliances with one or more companies that have the resources to capitalize more fully on the Company's smart card reader and chip-related technologies. In connection with this shift in the Company's strategic focus, workforce reductions and other measures were implemented to achieve cost savings. See Note 3 for a discussion on the repositioning charge.

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

LIQUIDITY AND GOING CONCERN CONSIDERATIONS

      The Condensed Consolidated Financial Statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for the six months ended June 30, 2002 and years 2001, 2000 and 1999. The Company has also experienced a substantial reduction in its cash and short-term investments, which declined from $17.0 million at December 31, 2000 to $2.5 million at June 30, 2002, and has an accumulated deficit of $107 million at June 30, 2002.

      Although the Company believes that existing cash and short term investments may be sufficient to meet the Company's obligations and capital requirements at its currently anticipated levels of operations through December 31, 2002, additional working capital will be necessary in order to fund the Company's current business plan and to ensure it is able to fund its pension, environmental and other obligations. While the Company is actively considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it may not be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which could have a material adverse effect on its business and results of operations and could lead the Company being required to seek bankruptcy protection. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The auditors' report on the Company's Consolidated Financial Statements for the year ended December 31, 2001 contained a

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

qualified opinion raising substantial doubt about the Company's ability to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

      The Condensed Consolidated Financial Statements include the accounts of PubliCARD and its majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

BASIS OF PRESENTATION

      The accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of June 30, 2002 and the results of their operations and cash flows for the three and six months ended June 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001, as amended.

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

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE.

      Revenue from product sales and software license fees is recorded upon shipment if a signed contract exists, the fee is fixed and determinable, the collection of the resulting receivable is probable and the Company has no obligation to install the product or solution. If the Company is responsible for installation, revenue from product sales and software is recognized upon client acceptance or "go live" date. Revenue from maintenance and support fees is recognized ratably over the contract period. Provisions are recorded for estimated warranty repairs, returns and bad debts at the time the products are shipped. Should changes in conditions cause management to determine that revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations. This new statement requires that all business combinations be accounted for using one method (the purchase method), intangible assets be recognized apart from goodwill if they meet certain criteria and disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment based on the specific guidance of this statement. In addition, this statement requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. The Company adopted this statement on January 1, 2002. In accordance with this statement, no amortization expense for goodwill will be recorded in current and future periods. Goodwill and other intangibles will be subject to an annual review for impairment or earlier if circumstances or events indicate that impairment has occurred. This may result in future write-downs or the write-off of such assets. The Company completed the initial impairment test in the first quarter of 2002 which did not result in an impairment of goodwill. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Consolidated Statements of Operations do not reflect the effect of SFAS No. 142 and, accordingly, the first six months of 2001 includes amortization expense of $1.3 million. Excluding goodwill amortization, the pro forma net loss for the three and six months ended June 30, 2001, was $6,500,000 and $9,349,000 or $.27 and $.39 per share, respectively.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions", for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standard on existing long-lived assets and does not believe that adoption of this statement will have a material effect on the Company's results of operations or financial position.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

INVENTORIES

      Inventories are stated at lower of cost (first-in, first-out method) or market. The Company evaluates the need to record adjustments for impairment of inventory on a quarterly basis. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. Inventories as of June 30, 2002 and December 31, 2001 consisted of the following (in thousands):

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                 2002             2001
                                                 ----             ----
           Raw materials and supplies           $ 401            $ 389
           Work-in-process                         32               37
           Finished goods                         163              131
                                                -----            -----
                                                $ 596            $ 557
                                                =====            =====

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

      In conjunction with the decision to exit the smart card reader and chip business, in September 2001, the Company formed a new minority-owned affiliate, Mako Technologies LLC ("Mako"), to market its smart card reader and chip technologies. The Company contributed certain inventories and equipment valued at $238,000, in exchange for a 31% fully diluted ownership interest in Mako. The Company also granted a perpetual license of its reader and chip technology to Mako in exchange for royalties based on sales over the next two years. After reducing headcount and reassessing business potential, a decision was made in April 2002 to liquidate Mako and terminate the license agreement. Pending the wind-down of this venture, the Company has written-off the entire investment in Mako against reserves accumulated during the first quarter of 2002.

NOTE 3 - REPOSITIONING CHARGE

      As discussed in Note 1, in July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board decided to shift the Company's strategic focus. The Company recorded a charge aggregating $7.3 million in the second and third quarters of 2001 associated with the departure from the smart card reader and chip business. The second quarter 2001 charge consisted principally of write-offs of goodwill of $4.1 million and fixed assets of $630,000 and an inventory realizability adjustment of $1.3 million (included in cost of sales) as a result of the business closure. An additional charge of $1.2 million was recorded in the third quarter of 2001 principally associated with severance and other costs related to the termination of 36 employees. The repositioning activities were substantially completed by December 31, 2001.

NOTE 4 - SEGMENT DATA

      As a result of the disposition of certain operations (See Note 5) and because the Company predominantly operates in one industry, that being the deployment of smart card solutions which facilitate secure access and transactions, the Company reports as a single segment. Sales by geographical areas for the six months ended June 30, 2002 and 2001 are as follows (in thousands):

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                   2002               2001
                                                   ----               ----
      United States                               $  420            $1,102
      Europe                                       1,748             1,617
      Rest of world                                   47               140
                                                  ------            ------
                                                  $2,215            $2,859
                                                  ======            ======

      The Company has operations in the United States and United Kingdom. Identifiable assets by country as of June 30, 2002 and December 31, 2001 are as follows (in thousands):

                                                   2002               2001
                                                   ----               ----
      United States                             $ 9,345            $12,037
      United Kingdom                              2,450              2,557
                                                -------            -------
                                                $11,795            $14,594
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

      Summarized balance sheet information with respect to the discontinued operations as of June 30, 2002 is as follows (in thousands):

     Cash held in escrow                                            $ 2,096
     Disposition reserves                                            (1,220)
                                                                    -------
     Net assets of discontinued operations (non-current)            $   876
                                                                    =======

NOTE 6 - COMPREHENSIVE LOSS

      Comprehensive loss for the Company includes foreign currency translation adjustments as well as net loss reported in the Company's Condensed Consolidated Statements of Operations. Comprehensive loss for the three and six months ended June 30, 2002 and 2001 was as follows (in thousands):

                        Three months ended June 30,  Six months ended June 30,
                        2002          2001                   2002        2001
                        ----          ----                   ----        ----

Net loss             $ (1,083)     $ (7,160)             $ (2,208)   $ (10,669)
Foreign currency
 translation
 adjustments               80           (35)                   54         (255)
                       -------       -------               -------     --------
Comprehensive loss   $ (1,003)     $ (7,195)             $ (2,154)   $ (10,924)
                     =========     =========             =========   ==========

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Changes in operating assets and liabilities reflected in the Condensed Consolidated Statements of Cash Flows consisted of the following for the six months ended June 30, 2002 and 2001 (in thousands):

                                                     2002            2001
                                                     ----            ----
      Trade receivables                           $   127         $   132
      Inventories                                     (15)         (1,022)
      Other current assets                            442            (344)
      Other assets                                    192            (107)
      Trade accounts payable                         (661)           (181)
      Accrued liabilities                              38            (700)
      Other non-current liabilities                   (60)         (1,067)
                                                  -------         -------
                                                  $    63         $(3,289)
                                                  =======         =======

      Cash paid for interest for the six months ended June 30, 2002 and 2001 was $59,000 and $69,000, respectively. No income taxes were paid in 2002 and 2001.

NOTE 8 - UNDERFUNDED PENSION OBLIGATION

      The Company sponsors a defined benefit pension plan that was frozen in 1993. The assets of the defined benefit pension plan are managed by an outside trustee and invested primarily in equity and fixed income securities. PubliCARD common stock represented 1.2% of plan assets as of December 31, 2001. As of December 31, 2001, the present value of the accrued benefit liabilities exceeded the plan's assets by approximately $5.5 million. Contributions to the plan were $1.1 million and $1.2 million in fiscal 2001 and 2000, respectively. For 2002, the minimum required contributions are expected to be $1.1 million. The Company failed to make the timely payment of the required quarterly contribution of $253,000 to the plan due April 15, 2002. The Company paid this required contribution on June 11, 2002.

NOTE 9 - LEGAL PROCEEDINGS

      On May 28, 2002, a lawsuit was filed against the Company in the Superior Court of the State of California, in the County of Los Angeles by Leonard M. Ross and affiliated entities alleging, among other things, misrepresentation and securities fraud. The lawsuit names the Company and four of its current and former executive officers and directors as the defendants. The plaintiffs seek monetary and punitive damages for alleged actions made by the defendants in order to induce the plaintiff to purchase, hold or refrain from selling PubliCARD common stock. The plaintiffs allege that the defendants made a series of material misrepresentations, misleading statements, omissions and concealments, specifically and directly to the plaintiffs concerning the nature, existence and status of contracts with certain purchasers, the nature and existence of investments in the Company by third parties, the nature and existence of business relationships and investments by the Company.

      Notice of the commencement of this action has been given to the Company's directors and officers liability insurance carriers. The Company believes it has meritorious defenses to the allegations and intends to defend vigorously. The lawsuit is in the early stages. There has been no discovery and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damage, or range of damages, if any, that the Company might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to the Company, it would have a material adverse effect on the Company's operations, cash flow and financial position.

      Various other legal proceedings are pending against the Company. The Company considers all such proceedings to be ordinary litigation incident to the character of its business. Certain claims are covered by liability insurance. The Company believes that the resolution of these claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on the financial position or results of operations of the Company.

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

OVERVIEW

      PubliCARD was incorporated in the Commonwealth of Pennsylvania in 1913. PubliCARD entered the smart card industry in early 1998, and began to develop solutions for the conditional access, security, payment system and data storage needs of industries utilizing smart card technology. In 1998 and 1999, the Company made a series of acquisitions to enhance its position in the smart card industry. In March 2000, PubliCARD's Board, together with its management team, determined to integrate its operations and focus on deploying smart card solutions, which facilitate secure access and transactions. To effect this new business strategy, in March 2000, the Board adopted a plan of disposition pursuant to which the Company divested its non-core operations. See Note 5 to the Condensed Consolidated Financial Statements for a discussion on the disposition plan.

      In July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board decided to shift the Company's strategic focus. While the Board remained confident in the long-term prospects of the smart card business, the timing of public sector and corporate initiatives in wide-scale, broadband environments utilizing the Company's smart card reader and chip products had become more uncertain. Given the lengthened time horizon, the Board did not believe it would be prudent to continue to invest the Company's current resources in the ongoing development and marketing of these technologies. Accordingly, the Board determined that shareholders' interests will be best served by pursuing strategic alliances with one or more companies that have the resources to capitalize more fully on the Company's smart card reader and chip-related technologies. In connection with this shift in the Company's strategic focus, workforce reductions and other measures were implemented to achieve cost savings. See Note 3 to the Condensed Consolidated Financial Statements for a discussion on the restructuring charge.

      At present, PubliCARD's sole operating activities are conducted through its Infineer subsidiary, which designs smart card platform solutions for educational and corporate sites. The Company's future plans revolve around an acquisition strategy focused on businesses in areas outside the high technology sector while continuing to support the expansion of the Infineer business.

      PubliCARD's financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company has incurred operating losses and requires additional capital to meet its obligations and accomplish the Company's business plan, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

      SALES. Revenues are generated from product sales, licenses of software products, maintenance contracts and software development services. Consolidated sales decreased to $1.0 million in 2002 compared to $1.3 million for 2001. The 2001 figure included $286,000 of revenues associated with the smart card reader and chip business, which the Company exited in July 2001. Sales related to smart card platform solutions for educational and corporate sites were comparable with the prior year period.

      GROSS MARGIN. Cost of sales consists primarily of material, personnel costs and overhead. Cost of sales in 2001 included an adjustment of $1.3 million for the write-off of inventories associated with the July 2001 repositioning action. Excluding this repositioning charge, gross margin as a percentage of sales decreased slightly to 49% in 2002 from 51% in 2001.

      SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel and travel costs, public relations, trade shows and marketing materials. Sales and marketing expenses were $472,000 in 2002 compared to $1.2 million in 2001. The decrease is mainly due to headcount reductions associated with the Company's July 2001 repositioning action.

      PRODUCT DEVELOPMENT EXPENSES. Product development expenses include expenses associated with the development of new products and enhancements to existing products. Product development expenses consist primarily of personnel and travel costs, independent consultants and contract engineering services. Product development expenses amounted to $128,000 in 2002 compared to $918,000 in 2001. Expenses decreased in 2002 primarily due to headcount reductions associated with the Company's July 2001 repositioning action.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance and accounting, human resources, risk management and legal. General and administrative expenses for the quarter ended June 30, 2002 decreased by approximately 38% to $761,000 from $1.2 million for 2001. The decrease is mainly due to corporate cost containment initiatives.

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

      OTHER INCOME AND EXPENSE. Interest income decreased to $15,000 for 2002 from $110,000 for 2001 principally due to lower cash balances. Cost of pensions principally relates to pension expense associated with the Company's frozen defined benefit pension plan.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

      SALES. Consolidated sales decreased to $2.2 million in 2002 compared to $2.9 million for 2001. The 2001 figure included $766,000 of revenues associated with the smart card reader and chip business, which the Company exited in July 2001. Sales related to smart card platform solutions for educational and corporate sites increased 6% from the prior year period.

      GROSS MARGIN. Cost of sales in 2001 included an adjustment of $1.3 million for the write-off of inventories associated with the July 2001 repositioning action. Excluding this repositioning charge, gross margin as a percentage of sales was 48% in both 2002 and 2001.

      SALES AND MARKETING EXPENSES. Sales and marketing expenses were $899,000 in 2002 compared to $2.5 million in 2001. The decrease is mainly due to headcount reductions associated with the Company's

July 2001 repositioning action.

      PRODUCT DEVELOPMENT EXPENSES. Product development expenses amounted to $247,000 in 2002 compared to $1.8 million in 2001. Expenses decreased in 2002 primarily due to headcount reductions associated with the Company's July 2001 repositioning action.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2002 decreased to $1.7 million from $2.5 million for 2001. The decrease is mainly due to corporate cost containment initiatives.

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

      OTHER INCOME AND EXPENSE. Interest income decreased to $29,000 for 2002 from $317,000 for 2001 principally due to lower cash balances. Cost of pensions principally relates to pension expense associated with the Company's frozen defined benefit pension plan.

LIQUIDITY

      The Company has financed its operations over the last three years primarily through the sale of capital stock and the sale of non-core businesses. During the six months ended June 30, 2002, cash, including short-term investments, decreased by $2.0 million to $2.5 million as of June 30, 2002.

      Operating activities utilized cash of $2.0 million for the six months ended June 30, 2002 and principally consisted of the net loss of $2.2 million offset by a decrease in net operating assets and liabilities of $63,000 and depreciation of $111,000. Operating activities included $552,000 of cash contributions to the Company's frozen defined benefit plan and a $450,000 payment under an environmental consent decree (the "Consent Decree") to which the Company is subject.

      Investing activities provided cash of $72,000 in 2002 and consisted principally of proceeds from discontinued operations and sale of fixed assets.

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

      - In April 1996, a Consent Decree among the Company, the United States Environmental Protection Agency ("EPA") and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company will pay a total of $14.4 million plus interest to the United States and the Commonwealth of Pennsylvania. Through June 30, 2002, the Company has made principal payments aggregating $13.6 million. In January 2002, the Company and the EPA reached an agreement to extend the due date on the remaining unpaid balance. In return, the EPA was granted a security interest in certain assets held in escrow. The remaining payments totaling $842,000, including interest, will be made to the EPA over the next two years and consist of $431,000 in 2003 and $411,000 in 2004.

      - The Company and certain current and former officers are defendants in a lawsuit alleging, among other things, misrepresentation and securities fraud. The Company believes that it has meritorious defenses to the allegations and intends to defend itself vigorously. The cost of defending against this action could be significant.

      - The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next eight years. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are $213,000 for the remainder of 2002, $412,000 in 2003, $387,000 in 2004 and
            $348,000 thereafter.

      The Company will need to raise additional capital that may not be available to it. Although management believes that existing cash and short term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated level through December 31, 2002, additional working capital will be necessary in order to fund the current business plan and to ensure the Company is able to fund the pension, environmental and other obligations. While the Company is actively considering various funding alternatives, it has not secured or entered into any arrangements to obtain additional capital. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it may not be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which could have a material adverse effect on its business and results of operations.

      The Company currently has no capacity for commercial debt financing. Should such capacity become available it may be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, and continued operating losses. Borrowings may also involve covenants limiting or restricting its operations or future opportunities.

      As a result of a failure to meet certain continuing listing requirements of the Nasdaq National Market ("National Market"), the Company transferred the listing of its common stock to the Nasdaq SmallCap Market ("SmallCap Market") effective May 2, 2002. The Company is currently not in compliance with the SmallCap Market $1.00 minimum bid price requirement and may not comply with other continuing listing requirements in the future. There is no assurance (i) that the Company will remedy the identified minimum bid price deficiency (ii) that the Company will continue to meet any other SmallCap Market continued maintenance requirements, (iii) that any appeal in the event of non-compliance of its common stock will be successful or (iv) that its common stock will not be delisted. Should the Company's common stock be delisted, the liquidity of the common stock would be adversely affected. This could impair the Company's ability to raise capital in the future. If additional capital is raised through the issuance of equity securities, the Company's stockholders' percentage ownership of the common stock will be reduced and stockholders may experience dilution in net book value per share, or the new equity securities may have rights, preferences or privileges senior to those of its common stockholders.

      If the Company's liquidity does not improve, it may be unable to continue as a going concern and could be required to seek bankruptcy protection. Such an event may result in the Company's common and preferred stock being negatively affected or becoming worthless. The auditors' report on the Company's Consolidated Financial Statements for the year ended December 31, 2001 contained a qualified opinion raising substantial doubt about the Company's ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

      The Company's significant accounting policies are more fully described in the Notes to the Company's

Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as amended. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventories, valuation of investments and goodwill and pension accounting to be critical policies due to the estimation processes involved.

      REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE. Revenue from product sales and software license fees is recorded upon shipment if a signed contract exists, the fee is fixed and determinable, the collection of the resulting receivable is probable and the Company has no obligation to install the product or solution. If the Company is responsible for installation, revenue from product sales and software is recognized upon client acceptance or "go live" date. Revenue from maintenance and support fees is recognized ratably over the contract period. Provisions are recorded for estimated warranty repairs, returns and bad debts at the time the products are shipped. Should changes in conditions cause management to determine that revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

      The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's credit worthiness. The Company continually monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that it has identified. While such credit losses have historically been within management's expectations and the provisions established, there is no assurance that the Company will continue to experience the same credit loss rates as in the past.

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

      VALUATION OF INVESTMENTS. The Company periodically assesses the carrying value of its minority-owned investments for impairment. This assessment is based upon a review of operations and indications of continued viability, such as subsequent rounds of financing. While management believes that the current carrying value of its investment in TecSec has not been impaired, different assumptions could affect the valuation.

      IMPAIRMENT OF GOODWILL. The Company periodically evaluates acquired businesses for potential impairment indicators. Judgments regarding the existence of impairment indicators are based on market conditions and operational performance of the acquired businesses. Future events could cause the conclusion that impairment indicators exist and that goodwill associated with acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on the Company's financial condition and results of operations. The Company has adopted SFAS No. 142 as described below.

      PENSION OBLIGATIONS. The determination of obligations and expense for pension benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. These assumptions include, among others, the discount rate and the expected rate of return on plan assets. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from assumptions are accumulated and amortized over future periods and therefore, generally affect the recognized expense and recorded obligation in such future periods. While management believes that the assumptions are appropriate, differences in actual experience or significant changes in assumptions may materially affect the pension obligation and future expense.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 addresses financial accounting and reporting for business combinations. This new statement requires that all business combinations be accounted for using one method (the purchase method), intangible assets be recognized apart from goodwill if they meet certain criteria and disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment based on the specific guidance of this statement. In addition, this statement requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. The Company adopted this statement on January 1, 2002. In accordance with this statement, no amortization expense for goodwill will be recorded in current and future periods. Goodwill and other intangibles will be subject to an annual review for impairment or earlier if circumstances or events indicate that impairment has occurred. This may result in future write-downs or the write-off of such assets. The Company completed the initial impairment test in the first quarter of 2002 which did not result in an impairment of goodwill. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Consolidated Statements of Operations do not reflect the effect of SFAS No. 142 and, accordingly, the first six months of 2001 includes amortization expense of $1.3 million. Excluding goodwill amortization, the pro forma net loss for the three and six months ended June 30, 2001, was $6,500,000 and $9,349,000 or $.27 and $.39 per share, respectively.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standard on existing long-lived assets and does not believe that adoption of this statement will have a material effect on our results of operations or financial position.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, WE HAVE ONGOING FUNDING OBLIGATIONS AND WE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US, ALL OF WHICH WOULD LEAD TO OUR BEING REQUIRED TO SEEK BANKRUPTCY PROTECTION. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 1999, 2000, 2001 and for the six months ended June 30, 2002 of approximately $16.7 million, $19.7 million, $17.2 million and $2.2 million, respectively. In addition, we experienced negative cash flow from continuing operating activities of $8.5 million, $18.7 million, $12.2 million and $2.0 million in 1999, 2000, 2001 and for the six months ended June 30, 2002, respectively.

      We also have continuing obligations to fund payments due under the Consent Decree and an underfunded pension plan. We sponsor a defined benefit pension plan, which was frozen in 1993. As of December 31, 2001, the present value of the accrued benefit liabilities of our pension plan exceeded the plan's assets by approximately $5.5 million. In addition to the $1.1 million required contribution to the plan in 2002, we are obligated to make continued contributions to the plan in accordance with the rules and regulations prescribed by the Employee Retirement Income Security Act of 1974. Since the plan is significantly underfunded, we expect that the annual contribution requirements beyond 2002 will continue to be significant. Future contribution levels depend in large measure on the mortality rate of plan participants, discount rate and the expected return on the plan assets. In April 2002, we failed to make the required quarterly contribution to the plan due April 15, 2002, in the amount of $253,000. We paid this required contribution on June 11, 2002.

      We are required to make future payments to the EPA in connection with an environmental related Consent Decree. In January 2002, we reached an agreement with the EPA to extend the due date on the remaining unpaid balance. In return, the EPA was granted a security interest in certain assets held in escrow. Future payments aggregating $842,000, including interest, will be made to the EPA over the next two years consisting of $431,000 in 2003 and $411,000 in 2004. Consistent with the general practices of environmental enforcement agencies, the Consent Decree does not eliminate our potential liability for remediation of contamination that had not been known at the time of the settlement.

      We have future non-cancelable operating lease obligations aggregating $1.4 million. In addition, we may incur substantial costs in defense of a lawsuit. For more information see "We are unable to predict the extent to which the resolution of lawsuits pending against us could adversely affect our business".

      We will need to raise additional capital that may not be available to us. Although we believe existing cash and short term investments may be sufficient to meet our operating and capital requirements at the currently anticipated level through December 31, 2002, additional working capital will be necessary in order to fund our current business plan and to ensure we are able to fund our pension, environmental and other obligations. While we are actively considering various funding alternatives, no arrangement to obtain additional funding has been secured or entered into. There can be no assurance that we will be able to obtain additional funding, on acceptable terms or at all. If we cannot raise additional capital to continue at our present level of operations we may not be able to meet our obligations, take advantage of future acquisition opportunities or further develop or enhance our product offering, any of which could have a material adverse effect on our business and results of operations, and could lead to our being required to seek bankruptcy protection. The auditors' report on the Company's Consolidated Financial Statements for the year ended December 31, 2001 contained a qualified opinion raising substantial doubt about the Company's ability to continue as a going concern.

      We currently have no capacity for commercial debt financing. Should such capacity become available to us, we may be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, and continued operating losses. Borrowings may also involve covenants limiting or restricting our operations or future opportunities.

      WE ARE UNABLE TO PREDICT THE EXTENT TO WHICH THE RESOLUTION OF LAWSUITS PENDING AGAINST US COULD ADVERSELY AFFECT OUR BUSINESS. On May 28, 2002, a lawsuit was filed against us in the Superior Court of the State of California, in the County of Los Angeles by Leonard M. Ross and affiliated entities alleging, among other things misrepresentation and securities fraud. The lawsuit names four of our current and former executive officers and directors and us as the defendants. The plaintiffs seek monetary and punitive damages for alleged actions made by the defendants in order to induce the plaintiff to purchase, hold or refrain from selling PubliCARD common stock. The plaintiffs allege that the defendants made a series of material misrepresentations, misleading statements, omissions and concealments, specifically and directly to the plaintiffs concerning the nature, existence and status of contracts with certain purchasers, the nature and existence of investments in us by third parties, the nature and existence of business relationships and investments by us.

      Notice of the commencement of this action has been given our directors and officers liability insurance carriers. We believe we have meritorious defenses to the allegations and we intend to defend ourselves vigorously. The lawsuit is in the early stages. There has been no discovery and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damage, or range of damages, if any, that we might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to us, it would have a material adverse effect on our operations, cash flow and financial position.

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

      OUR TECSEC INVESTMENT MAY BE IMPAIRED OR SUBJECT TO A SIGNIFICANT WRITE-DOWN IN THE FUTURE. As of June 30, 2002, the carrying value of our investment in TecSec, a privately held company, was $5.1 million. This investment has been accounted for at cost. While we have not participated in TecSec's subsequent rounds of financing in August 2001 and July 2002, the valuations inherent in these financings validate our investment carrying value. However, the investment could be subject to write-down in future periods if it is determined that the investment is permanently impaired and not recoverable. TecSec is currently evaluating alternative sources of financing to meet ongoing capital and operating needs. If TecSec is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, our investment in TecSec could be permanently impaired and subject to a significant write-down.

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

      WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in our business. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business. For the year ended December 31, 2001, one customer represented approximately 17% of our sales and 17% of the accounts receivable balance as of December 31, 2001. For the six months ended June 30, 2002, no customer represented more than 10% of sales and one customer represented 17% of the accounts receivable balance as of June 30, 2002.

      We generally do not enter into long-term supply commitments with our customers. Instead, we bid on a project basis. Significant reductions in sales to any of our largest customers would have a material adverse effect on our business. In addition, we generate significant accounts receivable and inventory balances in connection with providing products to our customers. A customer's inability to pay for our products could have a material adverse effect on our results of operations.

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

      Our primary competition currently comes from companies offering closed environment solutions, including small value electronic cash systems and database management solutions, such as Girovend, MARS, Cunninghams, Uniware, Diebold, CyberMark and Schlumberger.

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

      OUR LONG PRODUCT SALES CYCLES SUBJECT US TO RISK. Our products fall into two categories; those that are standardized and ready to install and use and those that require significant development efforts to implement within the purchasers' own systems. Those products requiring significant development efforts tend to be newly developed technologies and software applications that can represent major investments for customers. We rely on potential customers' internal review processes and systems requirements. The implementation of some of our products involves deliveries of small quantities for pilot programs and significant testing by the customers before firm orders are received, or lengthy beta testing of software solutions. For these more complex products, the sales process may take one year or longer, during which time we may expend significant financial, technical and management resources, without any certainty of a sale.

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

      Section 382 of the Internal Revenue Code provides that when a company undergoes an "ownership change," that company's use of its net operating losses is limited in each subsequent year. An "ownership change" occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company's stock as compared to that shareholder's lowest percentage ownership during the preceding three-year period exceeds fifty percentage points. For purposes of this rule, certain shareholders who own less than five percent of a company's stock are aggregated and treated as a single five-percent shareholder. We may issue a substantial number of shares of our stock in connection with public and private offerings, acquisitions and other transactions in the future. In addition, the exercise of outstanding options to purchase shares of our common stock may require us to issue additional shares of our common stock. The issuance of a significant number of shares of stock could result in an "ownership change." If we were to experience such an "ownership change," we estimate that virtually all of our available federal net operating loss carryforwards could not be used to reduce our taxable income.

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

      We believe that establishing, maintaining and enhancing the Infineer brand name is essential to our business. We filed an application for a United States trademark registration and an application for service mark registration of our name and logo. We are aware of third parties that use marks or names that contain similar sounding words or variations of the "infi" prefix. In July 2002, we received a claim from a third party challenging the use of the Infineer name. As a result of this claim and other challenges which may occur in the future, we may incur significant expenses, pay substantial damages and be prevented from using the Infineer name. Use of a similar name by third parties may also cause confusion to our clients and confusion in the market, which could decrease the value of our brand and harm our reputation. We cannot assure you that our business would not be adversely affected if we are required to change our name or if confusion in the market did occur.

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

      OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISK ASSOCIATED WITH OPERATING IN FOREIGN MARKETS, INCLUDING FLUCTUATIONS IN CURRENCY EXCHANGE RATES, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION. Sales outside the U.S. represented approximately 81% of total sales for the six months ended June 30, 2002. Because we derive a substantial portion of our business outside the United States, we are subject to certain risks associated with operating in foreign markets including the following:

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

      Any of the foregoing could adversely impact the success of our operations. We cannot assure you that such factors will not have a material adverse effect on our future sales and, consequently, on our business, operating results and financial condition. In addition, fluctuations in exchange rates could have a material adverse effect on our business, operating results and financial condition. To date, we have not engaged in currency hedging.

      CHANGES WE MAY NEED OR BE REQUIRED TO MAKE IN OUR INSURANCE COVERAGE MAY EXPOSE US TO INCREASED LIABILITIES AND MAY INTERFERE WITH OUR ABILITY TO RETAIN OR ATTRACT QUALIFIED OFFICERS AND DIRECTORS. We renew or replace various insurance policies on an annual basis, including those that cover directors and officers liability. Given the current climate of rapidly increasing insurance premiums and erosions of coverage, we may need or be required to reduce our coverage and increase our deductibles in order to afford the premiums. To the extent we reduce our coverage and increase our deductibles, our exposure and the exposure of our directors and officers for liabilities that either become excluded from coverage or underinsured will increase. As a result, we may lose or may experience difficulty in attracting qualified directors and officers.

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

      OUR STOCK PRICE IS EXTREMELY VOLATILE. The stock market has recently experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock has been highly volatile and is likely to continue to be volatile. The future trading price for our common stock will depend on a number of factors, including:

      - continued listing of our common stock on the Nasdaq SmallCap Market (see "Our stock may be delisted from the Nasdaq System" below);

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

      OUR STOCK MAY BE DELISTED FROM THE NASDAQ SYSTEM. On February 14, 2002, we a received notice from The Nasdaq Stock Market ("Nasdaq") that our common stock had failed to maintain a minimum closing bid price of $1.00 over the last 30 consecutive trading days as required by National Market rules. We received a second notice on February 27, 2002, that our common stock also failed to maintain a market value of public float of $5 million.

      In accordance with the Nasdaq rules, we were required to regain compliance with the National Market minimum bid price requirement and with the market value of public float requirement by May 2002. Since our common stock continued to trade significantly below $1.00, in April 2002, we filed an application to transfer the listing of our common stock to the SmallCap Market. The application was approved and our common stock listing was transferred to the SmallCap Market effective May 2, 2002. We will now be afforded a grace period to comply with the $1.00 minimum bid price requirement, which will extend the delisting determination until August 14, 2002. We may also be eligible for an additional 180-day grace period provided that we meet certain SmallCap Market initial listing criteria.

      Continued listing of our common stock on the SmallCap Market is subject to meeting various on-going quantitative and qualitative minimum maintenance requirements, including among others, the maintenance of $2.5 million of stockholders equity. As of June 30, 2002 our stockholders equity was $5.3 million. If we are unable to meet the SmallCap Market minimum maintenance requirements, we would be subject to delisting from the Nasdaq system.

      We cannot assure you (i) that we will remedy the identified minimum bid price deficiency, (ii) that we will continue to meet any other SmallCap Market continued maintenance requirements, (ii) that any appeal in the event of non-compliance of our common stock will be successful or (iv) that our common stock will not be delisted.

      Should our common stock be delisted, the liquidity of our common stock would be materially adversely affected. This could impair our ability to raise capital in the future. If we are not successful in raising additional capital when required in sufficient amounts and on terms acceptable to us or at all, we may be required to scale back the scope of our business plan, which would have a material adverse effect on our financial condition and results of operations, and be unable to fund our pension and environmental obligations.

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

Market Risk

      We are exposed to market risk primarily through short-term investments. Our investment policy calls for investment in short-term, low risk instruments. As of June 30, 2002, short-term investments (principally U.S. Treasury bills) were $2.2 million. Due to the nature of these investments, any decrease in rates would not have a material impact on our financial condition or results of operations.

Investment Risk

      As of June 30, 2002, the value of our investment in TecSec, a privately held company, was $5.1 million. This investment has been accounted for at cost and could be subject to write-down in future periods if it is determined that the investment is permanently impaired and not recoverable. TecSec is currently evaluating alternative sources of financing to meet ongoing capital and operating needs. If TecSec is not successful in obtaining sufficient capital on acceptable terms or at all, our investment in TecSec could be permanently impaired and subject to a significant write-down.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On May 28, 2002, a lawsuit was filed against the Company in the Superior Court of the State of California, in the County of Los Angeles by Leonard M. Ross and affiliated entities alleging, among other things, misrepresentation and securities fraud. The lawsuit names the Company and four of its current and former executive officers and directors as the defendants. The plaintiffs seek monetary and punitive damages for alleged actions made by the defendants in order to induce the plaintiff to purchase, hold or refrain from selling PubliCARD common stock. The plaintiffs allege that the defendants made a series of material misrepresentations, misleading statements, omissions and concealments, specifically and directly to the plaintiffs concerning the nature, existence and status of contracts with certain purchasers, the nature and existence of investments in the Company by third parties, the nature and existence of business relationships and investments by the Company.

      Notice of the commencement of this action has been given to the Company's directors and officers liability insurance carriers. The Company believes it has meritorious defenses to the allegations and intends to defend vigorously. The lawsuit is in the early stages. There has been no discovery and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damage, or range of damages, if any, that the Company might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to the Company, it would have a material adverse effect on the Company's operations, cash flow and financial position.

      Various other legal proceedings are pending against the Company. The Company considers all such proceedings to be ordinary litigation incident to the character of its business. Certain claims are covered by liability insurance. The Company believes that the resolution of these claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on the consolidated financial position or consolidated results of operations of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1  Certification of periodic report dated August 13, 2002

(b) Report on Form 8-K

Form 8-K dated June 6, 2002, regarding Changes in Registrant's Certifying Accountant

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PUBLICARD, INC.
                                    (Registrant)

Date: August 13, 2002               /s/ Antonio L. DeLise
                                    Antonio L. DeLise, President,
                                    Chief Executive Officer, Chief Financial
                                    Officer and Secretary


Date: August 13, 2002               /s/ Robert J. Caldaroni
                                    Robert J. Caldaroni,
                                    Vice President and Controller