Form 10-Q
period 2002-09-30
PUBLICARD INC
filed 2002-11-14
CIK 81050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Yes |X| No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes | | No |X|

Number of shares of Common Stock outstanding as of November 13, 2002: 24,190,902

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                                         2002             2001
                                                                                         ----             ----
                                                                                     (unaudited)
                                     ASSETS

Current assets:
     Cash, including short-term investments of $1,783 in 2002 and $4,199 in 2001       $   1,827         $   4,479
     Trade receivables, less allowance of $187 in 2002 and $216 in 2001                    1,492             1,410
     Inventories                                                                             677               557
     Other                                                                                 1,585               770
                                                                                       ---------         ---------
          Total current assets                                                             5,581             7,216

Equipment and leasehold improvements, net                                                    425               596
Goodwill                                                                                   2,803             2,803
Other assets                                                                               3,589             6,155
                                                                                       ---------         ---------
                                                                                       $  12,398         $  16,770
                                                                                       =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                            $   1,178         $   1,206
     Accrued liabilities                                                                   3,195             2,752
                                                                                       ---------         ---------
          Total current liabilities                                                        4,373             3,958

Other non-current liabilities                                                              4,881             5,328
                                                                                       ---------         ---------

          Total liabilities                                                                9,254             9,286
                                                                                       ---------         ---------

Shareholders' equity:
     Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized;
          765 and 780 shares issued and outstanding as of September 30, 2002 and
          December 31, 2001, respectively                                                  3,825             3,900
     Common shares, $0.10 par value: 40,000,000 shares authorized; 24,190,902 and 24,153,402 shares issued and outstanding as of September  30, 2002 and
          December 31, 2001, respectively                                                  2,419             2,415
     Additional paid-in capital                                                          107,169           107,098
     Accumulated deficit                                                                (109,238)         (104,831)
     Other comprehensive loss                                                             (1,031)           (1,098)
                                                                                       ---------         ---------
          Total shareholders' equity                                                       3,144             7,484
                                                                                       ---------         ---------
                                                                                       $  12,398         $  16,770
                                                                                       =========         =========

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                     -------------                  -------------
                                                 2002            2001            2002            2001
                                                 ----            ----            ----            ----
Sales                                        $      1,298    $      1,575    $      3,513    $      4,434

Cost of sales                                         648             721           1,804           2,214
Inventory adjustment                                   --             348              --           1,661
                                             ------------    ------------    ------------    ------------
     Gross margin                                     650             506           1,709             559
                                             ------------    ------------    ------------    ------------

Operating expenses:
     General and administrative                       811           1,177           2,505           3,703
     Sales and marketing                              467             496           1,366           2,996
     Product development                              145             389             392           2,229
     Stock compensation                                --              28              --              86
     Goodwill amortization                             --             252              --           1,572
     Repositioning charge                              --             884              --           5,656
                                             ------------    ------------    ------------    ------------
                                                    1,423           3,226           4,263          16,242
                                             ------------    ------------    ------------    ------------
     Loss from operations                            (773)         (2,720)         (2,554)        (15,683)
                                             ------------    ------------    ------------    ------------

Other income (expenses):
     Interest income                                   40             128              69             445
     Interest expense                                 (18)            (11)            (39)            (51)
     Cost of pensions - non-operating                (225)           (207)           (649)           (588)
     Other                                         (2,289)             11          (2,300)             59
                                             ------------    ------------    ------------    ------------
                                                   (2,492)            (79)         (2,919)           (135)
                                             ------------    ------------    ------------    ------------

Net loss from continuing operations                (3,265)         (2,799)         (5,473)        (15,818)

Discontinued operations                             1,066              --           1,066           2,350
                                             ------------    ------------    ------------    ------------

Net loss                                     $     (2,199)   $     (2,799)   $     (4,407)   $    (13,468)
                                             ============    ============    ============    ============

Basic income (loss) per common share:
     Continuing operations                   $       (.13)   $       (.12)   $       (.22)   $       (.66)
     Discontinued operations                          .04              --             .04             .10
                                             ------------    ------------    ------------    ------------
     Net loss                                $       (.09)   $       (.12)   $       (.18)   $       (.56)
                                             ============    ============    ============    ============

Weighted average common shares outstanding     24,190,902      24,140,902      24,175,902      24,198,802
                                             ============    ============    ============    ============

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                            Other
                                  Class A            Common Shares          Additional                    Comprehen-     Share-
                                 Preferred           -------------           Paid-in      Accumulated        sive        holders'
                                   Stock          Shares         Amount      Capital        Deficit          Loss        Equity
                                   -----          ------         ------      -------        -------          ----        ------
Balance - January 1, 2002       $    3,900      24,153,402     $  2,415     $  107,098     $ (104,831)     $ (1,098)     $  7,484

Conversion of preferred stock          (75)         37,500            4             71             --            --            --

Comprehensive Loss:
 Net loss                               --              --           --             --         (4,407)           --        (4,407)
 Foreign currency translation
    adjustment                          --              --           --             --             --            67            67
                                ----------      ----------     --------     ----------     ----------      --------      --------
    Total comprehensive loss                                                                                               (4,340)
                                                                                                                         --------

Balance - September 30, 2002    $    3,825      24,190,902     $  2,419     $  107,169     $ (109,238)     $ (1,031)     $  3,144
                                ==========      ==========     ========     ==========     ==========      ========      ========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                           2002             2001
                                                                           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $ (4,407)        $(13,468)
     Adjustments to reconcile net loss to net cash used in operations:
          Non-cash gain from discontinued operations                       (1,066)          (2,350)
          Write-down of minority investment                                 2,068               --
          Goodwill amortization                                                --            1,572
          Stock compensation expense                                           --               86
          Depreciation                                                        166              274
          Repositioning charge and inventory adjustment                        --            6,458
          Changes in operating assets and liabilities                         502           (3,681)
                                                                         --------         --------
                   Net cash used in operating activities                   (2,737)         (11,109)
                                                                         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (24)             (64)
     Proceeds from discontinued operations and sale of fixed assets            89              222
     Other                                                                     15               (6)
                                                                         --------         --------
                    Net cash provided by investing activities                  80              152
                                                                         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Costs incurred from private placement of Class A Preferred Stock          --              (43)
                                                                         --------         --------
                    Net cash used in financing activities                      --              (43)
                                                                         --------         --------

Effect of exchange rate changes on cash and cash equivalents                    5               (2)
                                                                         --------         --------

Net decrease in cash                                                       (2,652)         (11,002)
Cash - beginning of period                                                  4,479           17,049
                                                                         --------         --------
Cash - end of period                                                     $  1,827         $  6,047
                                                                         ========         ========

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

      At present, PubliCARD's sole operating activities are conducted through its Infineer Ltd. subsidiary ("Infineer"), which designs smart card solutions for educational and corporate sites. The Company's future plans revolve around an acquisition strategy that would focus on businesses in areas outside the high technology sector while continuing to support the expansion of the Infineer business, if the Company were to be successful in obtaining additional funding, as to which no assurance can be given.

LIQUIDITY AND GOING CONCERN CONSIDERATIONS

      The Condensed Consolidated Financial Statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for the nine months ended September 30, 2002 and years 2001, 2000 and 1999. The Company has also experienced a substantial reduction in its cash and short-term investments, which declined from $17.0 million at December 31, 2000 to $1.8 million at September 30, 2002, and has an accumulated deficit of $109.2 million at September 30, 2002.

     Although the Company believes that existing cash and short term investments may be sufficient to meet the Company's obligations and capital requirements at its currently anticipated levels of operations through December 31, 2002, additional working capital will be necessary in order to fund the Company's current business plan and to ensure it is able to fund its pension and other obligations. While the Company is actively considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will be able to obtain

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it may not be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which could have a material adverse effect on its business and results of operations and could lead the Company being required to seek bankruptcy protection. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The auditors' report on the Company's Consolidated Financial Statements for the year ended December 31, 2001 contained an emphasis paragraph concerning substantial doubt about the Company's ability to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

      The Condensed Consolidated Financial Statements include the accounts of PubliCARD and its majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

BASIS OF PRESENTATION

      The accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of September 30, 2002 and the results of their operations and cash flows for the three and nine months ended September 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001, as amended.

EARNINGS (LOSS) PER COMMON SHARE

      Basic net income (loss) per common share is based on net income (loss) divided by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options, warrants and convertible preferred stock at the later of the beginning of the year or date of issuance. Diluted net income (loss) per share was not computed for 2002 and 2001 as the effect of stock options, warrants and convertible preferred stock were antidilutive.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment based on the specific guidance of this statement. In addition, this statement requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. The Company adopted this statement on January 1, 2002. In accordance with this statement, no amortization expense for goodwill will be recorded in current and future periods. Goodwill and other intangibles will be subject to an annual review for impairment or earlier if circumstances or events indicate that impairment has occurred. This may result in future write-downs or the write-off of such assets. The Company completed the initial impairment test in the first quarter of 2002 which did not result in an impairment of goodwill. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Condensed Consolidated Statements of Operations do not reflect the effect of SFAS No. 142 and, accordingly, the three and nine months ended September 30, 2001 included amortization expense of $252,000 and $1.6 million, respectively. Excluding goodwill amortization, the pro forma net loss for the three and nine months ended September 30, 2001, was $2.5 million and $11.9 million or $.11 and $.49 per share, respectively.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the first quarter of fiscal 2002 and determined that adoption of this statement did not have an effect on the Company's results of operations or financial position.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

INVENTORIES

      Inventories are stated at lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. Inventories as of September 30, 2002 and December 31, 2001 consisted of the following (in thousands):

                                                         2002         2001
                                                         ----         ----
      Raw materials and supplies                         $455         $389
      Work-in-process                                      32           37
      Finished goods                                      190          131
                                                         ----         ----
                                                         $677         $557
                                                         ====         ====

RECLASSIFICATIONS

      Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 2 - INVESTMENTS

      In December 2000, the Company acquired an ownership interest in TecSec, Incorporated, a Virginia corporation ("TecSec"), for $5.1 million. TecSec develops and markets encryption products and solutions, which are designed to enable the next generation information security for the enterprise, multi-enterprise e-business and other markets. The TecSec investment, amounting to a 5% ownership interest on a fully diluted basis, has been accounted for at cost. The Company has certain anti-dilutive rights whereby its ownership interest may be increased following contributions of additional third-party capital. For the six months ended June 30, 2002, TecSec reported unaudited revenues of $447,000, a net loss of $4.3 million and a decrease in cash of $4.4 million. TecSec also reported an unaudited deficit in shareholders equity of $64,000 and cash of $879,000 at June 30, 2002. The Company believes that the investment in TecSec has been impaired and a charge of $2.1 million was recorded in the third quarter of 2002. TecSec is currently evaluating alternative sources of financing to meet ongoing capital and operating needs. If TecSec is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, the Company's investment in TecSec could be further impaired and subject to an additional significant write-down.

      In conjunction with the decision to exit the smart card reader and chip business, in September 2001, the Company formed a new minority-owned affiliate, Mako Technologies LLC ("Mako"), to market its smart card reader and chip technologies. The Company contributed certain inventories and equipment valued at $238,000, in exchange for a 31% fully diluted ownership interest in Mako. The Company also granted a license of its reader and chip technology to Mako in exchange for royalties based on sales over the next two years. After reducing headcount and reassessing business potential, a decision was made in April 2002 to liquidate Mako and terminate the license agreement. Pending the final wind-down of this

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

venture, the Company has written-off the entire investment in Mako against reserves accumulated during the first quarter of 2002.

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

NOTE 4 - SEGMENT DATA

      As a result of the disposition of certain operations (See Note 5) and because the Company predominantly operates in one industry, that being the deployment of smart card solutions for educational and corporate sites, the Company reports as a single segment. Sales by geographical areas for the nine months ended September 30, 2002 and 2001 are as follows (in thousands):

                                                           2002         2001
                                                           ----         ----
      United States                                      $    800     $  1,510
      Europe                                                2,645        2,686
      Rest of world                                            68          238
                                                         --------     --------
                                                         $  3,513     $  4,434
                                                         ========     ========

      The Company has operations in the United States and United Kingdom. Identifiable assets by country as of September 30, 2002 and December 31, 2001 are as follows (in thousands):

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     2002            2001
                                                     ----            ----
      United States                                $  6,892        $ 11,410
      United Kingdom                                  2,703           2,557
                                                   --------        --------
                                                   $  9,595        $ 13,967
                                                   ========        ========


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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      On June 29, 2000, the Company completed the sale of substantially all of the assets of Greenwald and Greenwald Intellicard to The Eastern Company ("Eastern") for $22.5 million in cash, less $1.75 million held in escrow ("Greenwald Escrow") to secure the payment of certain indemnification obligations. As part of the transaction, Eastern assumed certain liabilities of Greenwald and Greenwald Intellicard, including certain contractual liabilities, accounts payable and accrued liabilities. In the third quarter of 2000, the Company recognized a gain of $4.3 million principally related to the sale of Greenwald and Greenwald Intellicard.

      In the second quarter of 2001, the Company revised its estimates of proceeds and expenses associated with the wind-down of Amazing and Greystone, which has been substantially completed, and recognized a gain of $2.4 million, which had been previously deferred pending resolution of certain contingencies.

      Summarized balance sheet information with respect to the discontinued operations as of September 30, 2002 is as follows (in thousands):

                                        CURRENT       NON-CURRENT     TOTAL
                                        -------       -----------     -----
      Cash held in escrow               $ 1,750         $  343       $ 2,093
      Disposition reserves                 (412)          (453)         (865)
                                        -------         ------       -------
      Net assets (liabilities)          $ 1,338         $ (110)      $ 1,228
                                        =======         ======       =======

      On September 30, 2002, the Company reached an agreement ("Escrow Termination Agreement") pursuant to which the Greenwald Escrow was terminated and net proceeds of approximately $1.3 million were disbursed to the Company. Pursuant to the Escrow Termination Agreement, Eastern acknowledged that there were no indemnification claims outstanding under the applicable asset purchase agreement. A gain of $1.1 million was recognized in the third quarter of 2002, principally relating to reserves reversed upon the resolution of the Greenwald Escrow. The amounts the Company will ultimately realize from its discontinued operations could differ from the amounts estimated and could therefore result in additional charges or gains in future periods.

NOTE 6 - COMPREHENSIVE LOSS

      Comprehensive loss for the Company includes foreign currency translation adjustments as well as net loss reported in the Company's Condensed Consolidated Statements of Operations. Comprehensive loss for the three and nine months ended September 30, 2002 and 2001 was as follows (in thousands):

                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                             SEPTEMBER 30,          SEPTEMBER 30,
                                            2002       2001       2002        2001
                                            ----       ----       ----        ----
Net loss                                   $(2,199)   $(2,799)   $(4,407)   $(13,468)
Foreign currency translation adjustments        13         77         67        (178)
                                           -------    -------    -------    --------
Comprehensive loss                         $(2,186)   $(2,722)   $(4,340)   $(13,646)
                                           =======    =======    =======    ========

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

      Changes in operating assets and liabilities reflected in the Condensed Consolidated Statements of Cash Flows consisted of the following for the nine months ended September 30, 2002 and 2001 (in thousands):

                                                      2002          2001
                                                      ----          ----
      Trade receivables                             $   (14)      $   (59)
      Inventories                                       (88)         (918)
      Other current assets                              529            86
      Other assets                                      170          (823)
      Trade accounts payable                            (65)         (516)
      Accrued liabilities                               419           531
      Other non-current liabilities                    (449)       (1,982)
                                                    -------       -------
                                                    $   502       $(3,681)
                                                    =======       =======

Cash paid for interest for the nine months ended September 30, 2002 and 2001 was $59,000 and $102,000, respectively. No income taxes were paid in 2002 and 2001.

NOTE 8 - UNDERFUNDED PENSION OBLIGATION

      The Company sponsors a defined benefit pension plan that was frozen in 1993. The assets of the defined benefit pension plan are managed by an outside trustee and invested primarily in equity and fixed income securities. PubliCARD common stock represented approximately 1.2% of plan assets as of December 31, 2001. As of December 31, 2001, the present value of the accrued benefit liabilities exceeded the plan's assets by approximately $5.5 million. Contributions to the plan were $1.1 million and $1.2 million in fiscal 2001 and 2000, respectively. For 2002, the minimum required contributions are expected to be $1.1 million. The Company failed to make the timely payment of the required quarterly contribution of $253,000 to the plan due April 15, 2002. The Company paid this required contribution on June 11, 2002. Quarterly contributions of $253,000 each were made on a timely basis in July 2002 and October 2002.

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

      Notice of the commencement of this action has been given to the Company's directors and officers liability insurance carriers. The Company believes it has meritorious defenses to the allegations and intends to defend vigorously. The Company and the individual defendants served with the action have filed a demurrer seeking the dismissal of six of the plaintiffs' nine purported causes of action. The demurrer has

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

not yet been fully briefed or submitted to the court for decision. The lawsuit is in the early stages. There has been no discovery and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damage, or range of damages, if any, that the Company might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to the Company, it would have a material adverse effect on the Company's operations, cash flow and financial position. Through September 30, 2002, the Company has incurred approximately $200,000 in defense costs which is included in "Other income (expenses)".

      Various other legal proceedings are pending against the Company. The Company considers all such other proceedings to be ordinary litigation incident to the character of its business. Certain claims are covered by liability insurance. The Company believes that the resolution of these claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on the consolidated financial position or consolidated results of operations of the Company.

NOTE 10 - ENVIRONMENTAL MATTERS

      In April 1996, a consent decree (the "Consent Decree") among the Company, the United States Environmental Protection Agency ("EPA") and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility in Philadelphia previously owned and operated by the Company. Pursuant to the Consent Decree, the Company was obligated to pay a total of $14.4 million plus interest to the United States and the Commonwealth of Pennsylvania. In January 2002, the Company and the EPA reached an agreement to extend the due date on the remaining unpaid balance through April 2004. In return, the EPA was granted a security interest in the Greenwald Escrow. Through September 30, 2002, the Company had made principal payments aggregating $13.6 million to the EPA and PADEP.

      Including defense costs and payments under the Consent Decree, the Company has cumulatively incurred expenses in excess of $20 million to address various environmental matters. The Company has notified certain of its former insurers of the Philadelphia matter and other environmental actions. It cannot yet be determined whether any portion of the costs of defending these actions and payments under the Consent Decree may be recovered through insurance nor can the timing of any such recoveries be determined.

      As discussed in Note 5, in September 2002, the Company reached an agreement pursuant to which the Greenwald Escrow was terminated and net proceeds of approximately $1.3 million were disbursed to the Company. Upon termination of the Greenwald Escrow in October 2002, the Company satisfied the remaining obligation to the EPA amounting to $806,000, which included accrued interest.

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

      At present, PubliCARD's sole operating activities are conducted through its Infineer subsidiary, which designs smart card solutions for educational and corporate sites. The Company's future plans revolve around an acquisition strategy that would focus on businesses in areas outside the high technology sector while continuing to support the expansion of the Infineer business, if the Company were to be successful in obtaining additional funding, as to which no assurance can be given.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

      SALES. Revenues are generated from product sales, licenses of software products, installation and maintenance contracts. Consolidated sales decreased to $1.3 million in 2002 compared to $1.6 million for 2001. The 2001 figure included $274,000 of revenues associated with the smart card reader and chip business, which the Company exited in July 2001. Sales related to smart card solutions for educational and corporate sites were comparable with the prior year period.

      GROSS MARGIN. Cost of sales consists primarily of material, personnel costs and overhead. Cost of sales in 2001 included an adjustment of $348,000 for the write-off of inventories associated with the July 2001 repositioning action. Excluding this repositioning charge, gross margin as a percentage of sales decreased to 50% in 2002 from 54% in 2001.

      SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel and travel costs, public relations, trade shows and marketing materials. Sales and marketing expenses were $467,000 in 2002 compared to $496,000 in 2001.

      PRODUCT DEVELOPMENT EXPENSES. Product development expenses include expenses associated with the development of new products and enhancements to existing products. Product development expenses consist primarily of personnel and travel costs and contract engineering services. Product development expenses amounted to $145,000 in 2002 compared to $389,000 in 2001. Expenses decreased in 2002 primarily due to headcount reductions associated with the Company's July 2001 repositioning action.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance and accounting, human resources, risk management and legal. General and administrative expenses for the quarter ended September 30, 2002 decreased by approximately 31% to $811,000 from $1.2 million for 2001. The decrease is mainly due to corporate cost containment initiatives.

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

      OTHER INCOME AND EXPENSE. Interest income decreased to $40,000 for 2002 from $128,000 for 2001 principally due to lower cash balances. Cost of pensions principally relates to pension expense associated with the Company's frozen defined benefit pension plan. In addition, for the third quarter of 2002, other expense includes a $2.1 million charge for an impairment write-down of the Company's minority investment in TecSec and a $200,000 charge in connection with the defense of a shareholder lawsuit.

      INCOME FROM DISCONTINUED OPERATIONS. In September 2002, the Company reached an agreement pursuant to which the Greenwald Escrow was terminated and net proceeds of approximately $1.3 million were disbursed to the Company. Pursuant to the Escrow Termination Agreement, Eastern acknowledged that there were no indemnification claims outstanding under the applicable asset purchase agreement. A gain of $1.1 million was recognized in the third quarter of 2002, principally relating to reserves reversed upon the resolution of the Greenwald Escrow.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

      SALES. Consolidated sales decreased to $3.5 million in 2002 compared to $4.4 million for 2001. The 2001 figure included $1.0 million of revenues associated with the smart card reader and chip business, which the Company exited in July 2001. Sales related to smart card solutions for educational and corporate sites increased 4% from the prior year period.

      GROSS MARGIN. Cost of sales in 2001 included an adjustment of $1.7 million for the write-off of inventories associated with the July 2001 repositioning action. Excluding this repositioning charge, gross margin, as a percentage of sales was 49% in 2002 and 50% in 2001.

      SALES AND MARKETING EXPENSES. Sales and marketing expenses were $1.4 million in 2002 compared to $3.0 million in 2001. The decrease is mainly due to headcount reductions associated with the Company's July 2001 repositioning action.

      PRODUCT DEVELOPMENT EXPENSES. Product development expenses amounted to $392,000 in 2002 compared to $2.2 million in 2001. Expenses decreased in 2002 primarily due to headcount reductions associated with the Company's July 2001 repositioning action.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2002 decreased to $2.5 million from $3.7 million for 2001. The decrease is mainly due to corporate cost containment initiatives.

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

      OTHER INCOME AND EXPENSE. Interest income decreased to $69,000 for 2002 from $445,000 for 2001 principally due to lower cash balances. Cost of pensions principally relates to pension expense associated with the Company's frozen defined benefit pension plan. In addition, for 2002, other expense includes a $2.1 million charge for an impairment write-down of the Company's minority investment in TecSec and a $200,000 charge in connection with the defense of a shareholder lawsuit.

      INCOME FROM DISCONTINUED OPERATIONS. In September 2002, the Company reached an agreement pursuant to which the Greenwald Escrow was terminated and net proceeds of approximately $1.3 million were disbursed to the Company. Pursuant to the Escrow Termination Agreement, Eastern acknowledged that there were no indemnification claims outstanding under the applicable asset purchase agreement. A gain of $1.1 million was recognized in the third quarter of 2002, principally relating to reserves reversed upon the resolution of the Greenwald Escrow.

      In the second quarter of 2001, the Company revised its estimates of proceeds and expenses associated with the wind-down of Amazing and Greystone, which has been substantially completed, and recognized a gain of $2.4 million, which had been previously deferred pending resolution of certain contingencies.

LIQUIDITY

      The Company has financed its operations over the last three years primarily through the sale of capital stock and the sale of non-core businesses. During the nine months ended September 30, 2002, cash, including short-term investments, decreased by $2.7 million to $1.8 million as of September 30, 2002.

      Operating activities utilized cash of $2.7 million for the nine months ended September 30, 2002 and principally consisted of the net loss of $4.4 million plus a non-cash gain on discontinued operations of $1.1 million offset by a $2.1 million minority investment write-down, a decrease in net operating assets and liabilities of $502,000 and depreciation of $166,000. Operating activities included $810,000 of cash contributions to the Company's frozen defined benefit plan.

      Investing activities provided cash of $80,000 in 2002 and consisted principally of proceeds from discontinued operations and sale of fixed assets.

      The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow in 2002 and beyond. In addition to funding operating and capital requirements and corporate overhead, future uses of cash include the following:

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

      - In April 1996, a Consent Decree among the Company, the EPA and PADEP was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility in Philadelphia previously owned and operated by the Company. Pursuant to an agreement reached on September 30, 2002, in October 2002 the assets held in the Greenwald Escrow were released and the Company satisfied the remaining obligations to the EPA amounting to $806,000, which included accrued interest.

      - The Company and certain current and former officers are defendants in a lawsuit alleging, among other things, misrepresentation and securities fraud. The Company believes that it has meritorious defenses to the allegations and intends to defend itself vigorously. The cost of defending against this action could be significant.

      - The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next six years. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are $105,000 for the remainder of 2002, $421,000 in 2003, $398,000 in 2004 and
            $353,000 thereafter.

      The Company will need to raise additional capital that may not be available to it. Although management believes that existing cash and short term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated level through December 31, 2002, additional working capital will be necessary in order to fund the current business plan and to ensure the Company is able to fund the pension and other obligations. While the Company is actively considering various funding alternatives, it has not secured or entered into any arrangements to obtain additional capital. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it may not be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which could have a material adverse effect on its business and results of operations.

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

      INVENTORIES. Inventories are stated at lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. During 2001, the decision to exit the smart card reader and chip business resulted in a significant inventory realizability adjustment. While management deems this adjustment to be non-recurring, a decrease in future demand for current products could result in an increase in the amount of excess inventories on hand.

      VALUATION OF INVESTMENTS. The Company periodically assesses the carrying value of its minority-owned investments for impairment. This assessment is based upon a review of operations and indications of continued viability, such as subsequent rounds of financing. As discussed in Note 2 to the Condensed Consolidated Financial Statements, during 2002 the Company made a determination that its minority-owned investments in TecSec and Mako were impaired. While management believes that the adjusted carrying value of its investment in TecSec is fairly stated, different assumptions could affect the valuation.

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

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment based on the specific guidance of this statement. In addition, this statement requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. The Company adopted this statement on January 1, 2002. In accordance with this statement, no amortization expense for goodwill will be recorded in current and future periods. Goodwill and other intangibles will be subject to an annual review for impairment or earlier if circumstances or events indicate that impairment has occurred. This may result in future write-downs or the write-off of such assets. The Company completed the initial impairment test in the first quarter of 2002, which did not result in an impairment of goodwill. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Condensed Consolidated Statements of Operations do not reflect the effect of SFAS No. 142 and, accordingly, the three and nine months ended September 30, 2001 included amortization expense of $252,000 and $1.6 million, respectively. Excluding goodwill amortization, the pro forma net loss for the three and nine months ended September 30, 2001, was $2.5 million and $11.9 million or $.11 and $.49 per share, respectively.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the first quarter of fiscal 2002 and determined that adoption of this statement did not have an effect on the Company's results of operations or financial position.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

      WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, WE HAVE ONGOING FUNDING OBLIGATIONS AND WE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US, ALL OF WHICH WOULD LEAD TO OUR BEING REQUIRED TO SEEK BANKRUPTCY PROTECTION. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 1999, 2000, 2001 and for the nine months ended September 30, 2002 of approximately $16.7 million, $19.7 million, $17.2 million and $5.5 million, respectively. In addition, we experienced negative cash flow from continuing operating activities of $8.5 million, $18.7 million, $12.2 million and $2.7 million in 1999, 2000, 2001 and for the nine months ended September 30, 2002, respectively.

      We sponsor a defined benefit pension plan, which was frozen in 1993. As of December 31, 2001, the present value of the accrued benefit liabilities of our pension plan exceeded the plan's assets by approximately $5.5 million. In addition to the $1.1 million required contribution to the plan in 2002, we are obligated to make continued contributions to the plan in accordance with the rules and regulations prescribed by the Employee Retirement Income Security Act of 1974. Since the plan is significantly underfunded, we expect that the annual contribution requirements beyond 2002 will continue to be significant. Future contribution levels depend in large measure on the mortality rate of plan participants, discount rate and the expected return on the plan assets. In April 2002, we failed to make the required quarterly contribution to the plan due April 15, 2002, in the amount of $253,000. We paid this required contribution on June 11, 2002. Quarterly contributions of $253,000 each were made on a timely basis in July 2002 and October 2002.

      In January 2002, we reached an agreement with the EPA to extend the due date on the remaining unpaid balance through April 2004. In return, the EPA was granted a security interest in the Greenwald Escrow. Pursuant to an agreement reached on September 30, 2002, in October 2002 the Greenwald Escrow was terminated and we satisfied the remaining obligations to the EPA amounting to $806,000, which included accrued interest. Consistent with the general practices of environmental enforcement agencies, the Consent Decree does not eliminate our potential liability for remediation of contamination that had not been known at the time of the settlement.

      We have future non-cancelable operating lease obligations for office space, vehicles and office equipment aggregating $1.3 million. In addition, we may incur substantial costs in defense of a lawsuit. For more information see "We are unable to predict the extent to which the resolution of lawsuits pending against us could adversely affect our business".

      We will need to raise additional capital that may not be available to us. Although we believe existing cash and short term investments may be sufficient to meet our operating and capital requirements at the currently anticipated level through December 31, 2002, additional working capital will be necessary in order to fund our current business plan and to ensure we are able to fund our pension and other obligations. While we are actively considering various funding alternatives, no arrangement to obtain additional funding has been secured or entered into. There can be no assurance that we will be able to obtain additional funding, on acceptable terms or at all. If we cannot raise additional capital to continue at our present level of operations we may not be able to meet our obligations, take advantage of future acquisition opportunities or further develop or enhance our product offering, any of which could have a material adverse effect on our business and results of operations and could lead to our being required to seek bankruptcy protection. The auditors' report on the Company's Consolidated Financial Statements for the year ended December 31, 2001 contained an emphasis paragraph concerning substantial doubt about the Company's ability to continue as a going concern.

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

      Notice of the commencement of this action has been given our directors and officers liability insurance carriers. We believe we have meritorious defenses to the allegations and we intend to defend ourselves vigorously. The Company and the individual defendants served with the action have filed a demurrer seeking the dismissal of six of the plaintiffs' nine purported causes of action. The demurrer has not yet been fully briefed or submitted to the court for decision. The lawsuit is in the early stages. There has been no discovery and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damage, or range of damages, if any, that we might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to us, it would have a material adverse effect on our operations, cash flow and financial position. Through September 30, 2002, we have incurred approximately $200,000 in defense costs which is included in "Other income (expense)".

      WE FACE RISKS ASSOCIATED WITH ACQUISITIONS. An important element of our new strategic plan involves the acquisition of businesses in areas outside the technology sectors in which we have recently been engaged, so as to diversify our asset base, if we are successful in obtaining additional funding, as to which no assurance can be given. Acquisitions would require us to invest financial resources and may have a dilutive effect on our earnings or book value per share of common stock. We cannot assure you that we will consummate any acquisitions in the future, that any financing required for such acquisitions will be available on acceptable terms or at all, or that any past or future acquisitions will not materially adversely affect our results of operations and financial condition.

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

            OUR TECSEC INVESTMENT MAY BE IMPAIRED OR SUBJECT TO A SIGNIFICANT WRITE-DOWN IN THE FUTURE. As of September 30, 2002, after recording an impairment charge of $2.1 million, the carrying value of our investment in TecSec, a privately held company, was $3.0 million. This investment has been accounted for at cost and could be subject to write-down in future periods if it is determined that the investment is permanently impaired and not recoverable. TecSec is currently evaluating alternative sources of financing to meet ongoing capital and operating needs. If TecSec is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, our investment in TecSec could be further impaired and subject to an additional significant write-down.

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

            WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in our business. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business. For the year ended December 31, 2001, one customer represented approximately 17% of our sales and 17% of the accounts receivable balance as of December 31, 2001. For the nine months ended September 30, 2002, no customer represented more than 10% of sales and one customer represented 10% of the accounts receivable balance as of September 30, 2002.

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

      WE MAY BE LIMITED IN OUR USE OF OUR FEDERAL NET OPERATING LOSS CARRYFORWARDS. As of December 31, 2001, we had federal net operating loss carryforwards, subject to review by the Internal Revenue Service, totaling approximately $86.0 million for federal income tax purposes, approximately $25.0 million of which will expire at the end of 2002. We do not expect to earn any significant taxable income in the next several years, and may not do so until much later. A federal net operating loss can generally be carried back two, three or five years and then forward fifteen or twenty years (depending on the year in which the loss was incurred), and used to offset taxable income earned by a company (and thus reduce its income tax liability).

      Section 382 of the Internal Revenue Code provides that when a company undergoes an "ownership change," that company's use of its net operating losses is limited in each subsequent year. An "ownership change" occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company's stock as compared to that shareholder's lowest percentage ownership during the preceding three-year period exceeds fifty percentage points. For purposes of this rule, certain shareholders who own less than five percent of a company's stock are aggregated and treated as a single five-percent shareholder. We may issue a substantial number of shares of our stock in connection with public and private offerings, acquisitions and other transactions in the future, although no assurance can be given that any such offering, acquisition or other transaction will be effected. In addition, the exercise of outstanding options to purchase shares of our common stock may require us to issue additional shares of our common stock. The issuance of a significant number of shares of stock could result in an "ownership change." If we were to experience such an "ownership change," we estimate that virtually all of our available federal net operating loss carryforwards could not be used to reduce our taxable income.

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

      Our business requires experienced software and hardware engineers, and our success depends on identifying, hiring, training and retaining such experienced, knowledgeable professionals. If a significant number of our current employees or any of our senior technical personnel resign, or for other reasons are no longer employed by us, we may be unable to complete or retain existing projects or bid for new projects of similar scope and revenues. In addition, former employees may compete with us in the future.

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

      OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISK ASSOCIATED WITH OPERATING IN FOREIGN MARKETS, INCLUDING FLUCTUATIONS IN CURRENCY EXCHANGE RATES, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION. Sales outside the U.S. represented approximately 77% of total sales for the nine months ended September 30, 2002. Because we derive a substantial portion of our business outside the United States, we are subject to certain risks associated with operating in foreign markets including the following:

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

      In accordance with the Nasdaq rules, we were required to regain compliance with the National Market minimum bid price requirement and with the market value of public float requirement by May 2002. Since our common stock continued to trade significantly below $1.00, in April 2002, we filed an application to transfer the listing of our common stock to the SmallCap Market. The application was approved and our common stock listing was transferred to the SmallCap Market effective May 2, 2002. We qualified for an extended grace period to comply with the $1.00 minimum bid price requirement, which will extend the delisting determination until February 10, 2003.

      Continued listing of our common stock on the SmallCap Market is subject to meeting various on-going quantitative and qualitative minimum maintenance requirements, including among others, the maintenance of $2.5 million of stockholders equity. As of September 30, 2002 our stockholders equity was $3.1 million. If we are unable to meet the SmallCap Market minimum maintenance requirements, we would be subject to delisting from the Nasdaq system.

      We cannot assure you (i) that we will remedy the identified minimum bid price deficiency, (ii) that we will continue to meet any other SmallCap Market continued maintenance requirements, (ii) that any appeal in the event of non-compliance of our common stock will be successful or (iv) that our common stock will not be delisted.

      Should our common stock be delisted, the liquidity of our common stock would be materially adversely affected. This could impair our ability to raise capital in the future. If we are not successful in raising additional capital when required in sufficient amounts and on terms acceptable to us or at all, we may be required to scale back the scope of our business plan, which would have a material adverse effect on our financial condition and results of operations, and be unable to fund our pension obligation.

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

Market Risk

      We are exposed to market risk primarily through short-term investments. Our investment policy calls for investment in short-term, low risk instruments. As of September 30, 2002, short-term investments (principally U.S. Treasury bills) were $1.8 million. Due to the nature of these investments, any decrease in rates would not have a material impact on our financial condition or results of operations.

Investment Risk

      As of September 30, 2002, the value of our investment in TecSec, a privately held company, was $3.0 million, after recording an impairment charge of $2.1 million. This investment has been accounted for at cost and could be subject to write-down in future periods if it is determined that the investment is permanently impaired and not recoverable. TecSec is currently evaluating alternative sources of financing to meet ongoing capital and operating needs. If TecSec is not successful in obtaining sufficient capital on acceptable terms or at all, our investment in TecSec could be further impaired and subject to a significant additional write-down.

ITEM 4. CONTROLS AND PROCEDURES

      With the participation of management, the Company's chief executive officer and chief financial officer evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the filing of this quarterly report. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the reports that the Company files with the Securities and Exchange Commission.

      There were no significant changes in the Company's internal controls or, to the knowledge of the Company's management, in other factors that could significantly affect these controls subsequent to the evaluation date.

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

      Notice of the commencement of this action has been given to the Company's directors and officers liability insurance carriers. The Company believes it has meritorious defenses to the allegations and intends to defend vigorously. The Company and the individual defendants served with the action have filed a demurrer seeking the dismissal of six of the plaintiffs' nine purported causes of action. The demurrer has not yet been fully briefed or submitted to the court for decision. The lawsuit is in the early stages. There has been no discovery and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damage, or range of damages, if any, that the Company might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to the Company, it would have a material adverse effect on the Company's operations, cash flow and financial position. Through September 30, 2002, the Company has incurred approximately $200,000 in defense costs which is included in "Other income (expenses)".

      Various other legal proceedings are pending against the Company. The Company considers all such other proceedings to be ordinary litigation incident to the character of its business. Certain claims are covered by liability insurance. The Company believes that the resolution of these claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on the consolidated financial position or consolidated results of operations of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Certification of periodic report dated November 14, 2002

(b) Report on Form 8-K

None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PUBLICARD, INC.
                                           (Registrant)


Date: November 14, 2002                    /s/ Antonio L. DeLise
                                           -------------------------------------
                                           Antonio L. DeLise
                                           President, Chief Executive Officer,
                                           Chief Financial Officer and Secretary

                                  CERTIFICATION

I, Antonio L. DeLise, as the President, Chief Executive Officer and Chief Financial Officer of PubliCARD, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of PubliCARD, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                  /s/ Antonio L. DeLise
                                         --------------------------------------
                                         Antonio L. DeLise
                                         President, Chief Executive Officer,
                                         Chief Financial Officer and Secretary