Form 10-Q/A
period 2002-03-31
PUBLICARD INC
filed 2003-03-28
CIK 81050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

Yes   [ ]    No  [X]

  Number of shares of Common Stock outstanding as of April 30, 2002: 24,153,402

EXPLANATORY NOTE

         This Amendment No. 1 to PubliCARD Inc.'s quarterly report on Form 10-Q for the period ended March 31, 2002, is filed to include restated financial statements. As discussed in Note 1 to the consolidated financial statements included in Part I, Item 1 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective January 1, 2002. Upon the adoption of SFAS No. 142, the Company failed to separate identifiable definite lived intangible assets from goodwill. As a result, the Company did not record the amortization expense associated with identifiable definite lived intangibles amounting to $144,000 in each of the first three quarters of 2002. The accompanying unaudited consolidated financial statements have been restated to reflect such amortization. Accordingly, goodwill and intangibles, total assets and shareholders' equity as of March 31, 2002 have been reduced by $144,000 and the net loss for the three months ended March 31, 2002 has been increased by $144,000. This restatement has no impact on cash balances or net cash flow for any period either historically or going forward. Except as described in this Explanatory Note, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q on May 3, 2002, or modify or update those disclosures in any material way other than as required to reflect the effects of the restatement.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS AS OF
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                             MARCH 31,                DECEMBER 31,
                                                                                               2002                      2001
                                                                                               ----                      ----
                                                                                            (unaudited)
                                                                                          (As restated-
                                                                                            See Note 8)
                                        ASSETS
Current assets:
     Cash, including short-term investments of $3,463 in 2002 and $4,199 in 2001             $    3,667                 $    4,479
     Trade receivables, less allowance for doubtful accounts (2002-$194, 2001 - $216)             1,340                      1,410
     Inventories                                                                                    453                        557
     Other                                                                                          368                        770
                                                                                             ----------                 ----------
          Total current assets                                                                    5,828                      7,216
                                                                                             ----------                 ----------
Equipment and leasehold improvements, net                                                           541                        596
Goodwill and intangibles                                                                          2,659                      2,803
Other assets                                                                                      6,768                      6,782
                                                                                             ----------                 ----------
                                                                                             $   15,796                 $   17,397
                                                                                             ==========                 ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                                  $      727                 $    1,206
     Accrued liabilities                                                                          3,699                      3,379
                                                                                             ----------                 ----------
          Total current liabilities                                                               4,426                      4,585

Other non-current liabilities                                                                     5,181                      5,328
                                                                                             ----------                 ----------
          Total liabilities                                                                       9,607                      9,913
                                                                                             ----------                 ----------

Shareholders' equity:
     Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized;
          780 shares issued and outstanding                                                       3,900                      3,900
     Common shares, $0.10 par value: 40,000,000 shares authorized; 24,153,402
          shares issued and outstanding                                                           2,415                      2,415
     Additional paid-in capital                                                                 107,098                    107,098
     Accumulated deficit                                                                       (106,100)                  (104,831)
     Other comprehensive loss                                                                    (1,124)                    (1,098)
                                                                                             ----------                 ----------
          Total shareholders' equity                                                              6,189                      7,484
                                                                                             ----------                 ----------
                                                                                             $   15,796                $   17,397
                                                                                             ==========                 ==========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                 FOR THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                2002                      2001
                                                                                                ----                      ----
                                                                                          As restated-See Note 8)
Net sales                                                                                 $      1,199                  $     1,520

Cost of sales                                                                                      636                          832
                                                                                          ------------                  -----------
     Gross margin                                                                                  563                          688
                                                                                          ------------                  -----------
Operating expenses:
     General and administrative                                                                    933                        1,302
     Sales and marketing                                                                           427                        1,293
     Product development                                                                           119                          922
     Stock compensation                                                                              -                           15
     Amortization of goodwill and intangibles                                                      144                          660
                                                                                          ------------                  -----------
                                                                                                 1,623                        4,192
                                                                                          ------------                  -----------
     Loss from operations                                                                       (1,060)                      (3,504)
                                                                                          ------------                  -----------
Other income (expenses):
     Interest income                                                                                14                          207
     Interest expense                                                                              (15)                         (19)
     Cost of pensions - non-operating                                                             (206)                        (216)
     Other income (expenses)                                                                        (2)                          23
                                                                                          ------------                  -----------
                                                                                                  (209)                          (5)
                                                                                          ------------                  -----------
Net loss                                                                                  $     (1,269)                 $    (3,509)
                                                                                          ============                  ===========
Basic and diluted loss per common share                                                   $       (.05)                 $      (.14)
                                                                                          ============                  ===========
Weighted average shares outstanding                                                         24,153,402                   24,237,402
                                                                                          ============                  ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)
                            (AS RESTATED-SEE NOTE 8)

                                                   Common Shares                                             Other
                                  Class A          -------------         Additional                        Comprehen-       Share-
                                 Preferred        Shares                  Paid-in       Accumulated           sive         holders'
                                   Stock          Issued      Amount      Capital         Deficit             Loss          Equity
                                   -----          ------      ------      -------         -------             ----          ------
Balance - December 31, 2001      $   3,900      24,153,402   $  2,415    $  107,098     $  (104,831)       $   (1,098)     $  7,484
Comprehensive Loss:
 Net loss                                -               -          -             -          (1,269)                -        (1,269)
 Foreign currency
   translation adjustment                -               -          -             -               -               (26)          (26)
                                 ---------      ----------   --------    ----------     -----------        ----------      --------
    Comprehensive loss                                                                                                       (1,295)
                                                                                                                           --------
Balance - March 31, 2002         $   3,900      24,153,402   $  2,415    $  107,098     $  (106,100)       $   (1,124)     $  6,189
                                 =========      ==========   ========    ==========     ===========        ==========      ========

The accompanying notes to the consolidated financial statements are an integral part of this statement.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                       2002                2001
                                                                                                       ----                ----
                                                                                                  (As restated-
                                                                                                    See Note 8)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                         $  (1,269)          $  (3,509)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Amortization of goodwill and intangibles                                                          144                 660
          Stock compensation expense                                                                          -                  16
          Depreciation                                                                                       47                  70
          Changes in assets and liabilities                                                                 243              (1,245)
                                                                                                      ---------           ---------
                     Net cash used in operating activities                                                 (835)             (4,008)
                                                                                                      ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                                     -                 (14)
     Investment in TecSec, Incorporated                                                                       -                 (25)
     Proceeds from discontinued operations                                                                   24                 176
                                                                                                      ---------           ---------
                     Net cash provided by investing activities                                               24                 137
                                                                                                      ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Costs incurred from private placement of Class A Preferred Stock                                         -                 (35)
                                                                                                      ---------           ---------
                     Net cash used in financing activities                                                    -                 (35)
                                                                                                      ---------           ---------

Effect of exchange rate changes on cash and cash equivalents                                                 (1)                 (5)
                                                                                                      ---------           ---------

Net decrease in cash                                                                                       (812)             (3,911)
Cash - beginning of period                                                                                4,479              17,049
                                                                                                      ---------           ---------
Cash - end of period                                                                                  $   3,667           $  13,138
                                                                                                      =========           =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

LIQUIDITY AND GOING CONCERN CONSIDERATIONS

         These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for the three months ended March 31, 2002 and years 2001, 2000 and 1999. The Company has also experienced a substantial reduction in its cash and short-term investments, which declined from $17.0 million at December 31, 2000 to $3.7 million at March 31, 2002, and has an accumulated deficit of $106.1 million at March 31, 2002.

         Although the Company believes that existing cash and short term investments may be sufficient to meet the Company's obligations and capital requirements at its currently anticipated levels of operations through December 31, 2002, additional working capital will be necessary in order to fund the Company's current business plan and to ensure it is able to fund its pension and environmental obligations. While the Company is actively considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it may not be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which could have a material adverse effect on its business and results of operations and could lead to the Company being required to seek bankruptcy protection. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The auditors' report on the Company's Consolidated Financial Statements for the year ended December 31, 2001 contained an emphasis paragraph

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

concerning substantial doubt about the Company's ability to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of PubliCARD and its wholly-owned subsidiaries. All intercompany transactions are eliminated in consolidation.

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

EARNINGS (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is based on net income divided by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options, warrants and convertible preferred stock at the later of the beginning of the year or date of issuance. Diluted net income (loss) per share was the same as basic net income (loss) per share since the effect of stock options, warrants and convertible preferred stock were antidilutive.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE.

         Revenue from product sales and software license fees is recorded upon shipment if a signed contract exists, the fee is fixed and determinable, the collection of the resulting receivable is probable and the Company has no obligation to install the product or solution. If the Company is responsible for installation, revenue from product sales and software is recognized upon client acceptance or "go live" date. Revenue from maintenance and support fees is recognized ratably over the contract period. Provisions are recorded for estimated warranty repairs and returns at the time the products are shipped. Should changes in conditions cause management to determine that revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment, or earlier if circumstances or events indicate that impairment may have occurred, based on the specific guidance of this statement. This may result in future write-downs or the write-off of such assets. In addition, this statement requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the non-amortization and amortization provisions of this statement. The Company adopted this statement on January 1, 2002. The Company completed the initial impairment test in the first quarter of 2002 which did not result in an impairment of goodwill. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Consolidated Statements of Operations do not reflect the effect of SFAS No. 142 and, accordingly, the first three months of 2001 included amortization expense of $431,000. Excluding goodwill amortization, the pro forma net loss for the three months ended March 31, 2001, was $3.1 million, or $.13 per share.

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

                                                                 2002             2001
                                                                 ----             ----
Raw materials and supplies                                      $ 302            $ 389
Work-in-process                                                    22               37
Finished goods                                                    129              131
                                                                -----            -----
                                                                $ 453            $ 557
                                                                =====            =====

NOTE 2 - GOODWILL AND INTANGIBLES

         Goodwill is the excess of the purchase price and related costs over the value assigned to the net tangible and intangible assets relating to the November 1999 acquisition of Infineer. As discussed above, upon adoption of SFAS No. 142 on January 1, 2002, the Company ceased amortizing the remaining goodwill.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Through December 31, 2001, goodwill had been amortized over a five year life. Intangible assets consist of completed technology identified as of the acquisition date and are amortized over a five year life.

         The Company performed an initial review for impairment of goodwill as of January 1, 2002 and determined that no impairment existed at that date. The Company determined the fair value of its sole reporting unit primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relied primarily on the implied fair value using a multiple of revenues for several entities with comparable operations and economic characteristics. Significant assumptions used in the discounted cash valuation included estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor.

         Goodwill and intangible assets consist of the following (in thousands):

                         MARCH 31, 2002                           DECEMBER 31, 2001
                         --------------                           -----------------
               GROSS      ACCUMULATED                  GROSS         ACCUMULATED
               AMOUNT     AMORTIZATION       NET       AMOUNT        AMORTIZATION        NET
               ------     ------------       ---       ------        ------------        ---
Goodwill       $2,062        $   916       $ 1,146     $2,062           $   916        $  1,146
Completed
technology      2,882          1,369         1,513      2,882             1,225           1,657
               ------        -------       -------     ------           -------        --------
               $4,944        $ 2,285       $ 2,659     $4,944           $ 2,141        $  2,803
               ======        =======       =======     ======           =======        ========

         Amortization of goodwill and intangibles for the three months ended March 31, 2002 and 2001 was $144,000 and $660,000, respectively.

NOTE 3 - INVESTMENTS

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

         In conjunction with the decision to exit the smart card reader and chip business, in September 2001, the Company formed a new minority-owned affiliate, Mako Technologies LLC ("Mako"), to market its smart card reader and chip technologies. The Company contributed certain inventories and equipment valued at $238,000, in exchange for a 31% fully diluted ownership interest in Mako. The Company also granted a perpetual license of its reader and chip technology to Mako in exchange for royalties based on sales over the next two years. After reducing headcount and reassessing business potential, a decision was made to liquidate Mako and terminate the license agreement. Pending the final wind-down of this venture, the Company wrote-off the entire investment in Mako in the first quarter of 2002. During early 2002, the Company also realized proceeds of $224,000 from the sale of smart card reader and chip inventory, which had been previously written-off. The Mako write-off and inventory proceeds are reflected in "Other income (expenses)".

NOTE 4 - SEGMENT DATA

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         As a result of the disposition of certain operations (See Note 5) and because the Company predominantly operates in one industry, that being the deployment of smart card solutions which facilitate secure access and transactions, the Company reports as a single segment. Sales by geographical areas for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

                                                          2002                           2001
                                                          ----                           ----
United States                                           $    283                       $    635
Europe                                                       896                            822
Rest of world                                                 20                             63
                                                        --------                       --------
                                                        $  1,199                       $  1,520
                                                        ========                       ========

         The Company has operations in the United States and United Kingdom. Identifiable assets by country as of March 31, 2002 and December 31, 2001 are as follows (in thousands):

                                                          2002                           2001
                                                          ----                           ----
United States                                           $ 10,847                       $ 12,037
United Kingdom                                             2,290                          2,557
                                                        --------                       --------
                                                        $ 13,137                       $ 14,594
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

         Summarized balance sheet information with respect to the discontinued operations as of March 31, 2002 is as follows (in thousands):

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-current assets (cash held in escrow)                                      $ 2,128
Disposition reserves                                                           (1,256)
                                                                              -------
Net assets of discontinued operations                                         $   872
                                                                              =======

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

         Changes in assets and liabilities reflected in the Consolidated Statements of Cash Flows consisted of the following for the three months ended March 31, 2002 and 2001 (in thousands):

                                                   2002                      2001
                                                   ----                      ----
Trade receivables                                $     44                  $    54
Inventories                                            94                     (618)
Other current assets                                  400                     (120)
Other assets                                           (9)                     (96)
Trade accounts payable                               (468)                     101
Accrued liabilities                                   328                     (457)
Other non-current liabilities                        (146)                    (109)
                                                 --------                  -------
                                                 $    243                  $(1,245)
                                                 ========                  =======

No cash was paid for interest or income taxes in 2002 and 2001.

NOTE 7 - SUBSEQUENT EVENT

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

NOTE 8 - RESTATEMENT

         As discussed in Note 1, the Company adopted the provisions of SFAS No. 142 effective January 1, 2002. Upon the adoption of SFAS No. 142, the Company failed to separate identifiable definite lived intangible assets from goodwill. As a result, the Company did not record the amortization expense associated with identifiable definite lived intangibles amounting to $144,000 in each of the first three quarters of 2002. The accompanying unaudited consolidated financial statements have been restated to reflect such amortization. Accordingly, goodwill and intangibles, total assets and shareholders' equity as of March 31, 2002 have been reduced by $144,000 and the net loss for the three months ended March 31, 2002 has been increased by $144,000.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

RESTATEMENT

         As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective January 1, 2002. Upon the adoption of SFAS No. 142, the Company failed to separate identifiable definite lived intangible assets from goodwill. As a result, the Company did not record the amortization expense associated with identifiable definite lived intangibles amounting to $144,000 in each of the first three quarters of 2002. The accompanying unaudited consolidated financial statements have been restated to reflect such amortization. Accordingly, goodwill and intangibles, total assets and shareholders' equity as of March 31, 2002 have been reduced by $144,000 and the net loss for the three months ended March 31, 2002 has been increased by $144,000. The discussion below reflects the impact of the restatement.

         Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contains forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of PubliCARD preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," "intends," "plans" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. You should understand that the possible consequences of such statements made under "Factors That May Affect Future Results" and elsewhere in this document could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements.

OVERVIEW

         PubliCARD was incorporated in the Commonwealth of Pennsylvania in 1913. PubliCARD entered the smart card industry in early 1998, and began to develop solutions for the conditional access, security, payment system and data storage needs of industries utilizing smart card technology. In 1998 and 1999, the Company made a series of acquisitions to enhance its position in the smart card industry. In March 2000, PubliCARD's Board, together with its management team, determined to integrate its operations and focus on deploying smart card solutions, which facilitate secure access and transactions. To effect this new business strategy, in March 2000, the Board adopted a plan of disposition pursuant to which the Company divested its non-core operations. See Note 5 to the Consolidated Financial Statements for a discussion on the disposition plan.

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

         AMORTIZATION OF GOODWILL AND INTANGIBLES. In accordance with SFAS No. 142, no amortization expense for goodwill will be recorded in current and future periods. Goodwill and other intangibles will be subject to an annual review for impairment or earlier if circumstances or events indicate that impairment may have occurred. This may result in future write-downs or the write-off of such assets. The 2002 figures do not reflect any amortization expense relating to goodwill. As such, amortization expense decreased from $660,000 in 2001 to $144,000 in 2002.

         The Company performed an initial review for impairment of goodwill as of January 1, 2002 and determined that no impairment existed at that date. The Company determined the fair value of its sole reporting unit primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relied primarily on the implied fair value using a multiple of revenues for several entities with comparable operations and economic characteristics. Significant assumptions used in the discounted cash valuation included estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor.

         OTHER INCOME AND EXPENSE. Interest income decreased to $14,000 for 2002 from $207,000 for 2001 principally due to lower cash balances. Cost of pensions, which represents amounts related to discontinued product lines and related plant closings in prior years, principally relates to pension expense associated with the Company's frozen defined benefit pension plan.

LIQUIDITY

         The Company has financed its operations over the last three years primarily through the sale of capital stock and the sale of non-core businesses. During the three months ended March 31, 2002, cash, including short-term investments, decreased by $812,000 to $3.7 million as of March 31, 2002.

         Operating activities utilized cash of $835,000 for the quarter ended March 31, 2002 and principally consisted of the loss from continuing operations of $1.3 million offset by a decrease in assets and liabilities of $252,000 and depreciation and amortization of $191,000.

         Investing activities provided cash of $24,000 in 2002 and consisted principally of the release of escrowed funds in connection with previously discontinued operations.

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

CRITICAL ACCOUNTING POLICIES

         The Company's significant accounting policies are more fully described in the Notes to the Company's Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2001, as amended. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventories, valuation of investments and goodwill and pension accounting to be critical policies due to the estimation processes involved.

         REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE. Revenue from product sales and software license fees is recorded upon shipment if a signed contract exists, the fee is fixed and determinable, the collection of the resulting receivable is probable and the Company has no obligation to install the product or solution. If the Company is responsible for installation, revenue from product sales and software is recognized upon client acceptance or "go live" date. Revenue from maintenance and support fees is recognized ratably over the contract period. Provisions are recorded for estimated warranty repairs and returns at the time the products are shipped. Should changes in conditions cause management to determine that revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

         VALUATION OF INVESTMENTS. The Company periodically assesses the carrying value of its minority-owned investments for impairment. This assessment is based upon a review of operations and indications of continued viability, such as subsequent rounds of financing. As discussed in Note 3 to the Unaudited Consolidated Financial Statements, during the first quarter of 2002 the Company made a determination that its minority-owned investment in Mako was impaired. While management believes that the current carrying value of it investment in TecSec has not been impaired, different assumptions could affect the evaluations.

         IMPAIRMENT OF GOODWILL. Effective January 1, 2002, the Company adopted SFAS No. 142. In accordance with the guidelines of this statement, goodwill and indefinite lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment. The Company performed an initial review for impairment of goodwill as of January 1, 2002 and determined that no impairment existed at that date. The Company determined the fair value of its sole reporting unit primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relied primarily on the implied fair value using a multiple of revenues for several entities with comparable operations and economic characteristics. Significant assumptions used in the discounted cash valuation included estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor.

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

         SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment, or earlier if circumstances or events indicate that impairment may have occurred, based on the specific guidance of this statement. This may result in future write-downs or the write-off of such assets. In addition, this statement requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the non-amortization and amortization provisions of this statement. The Company adopted this statement on January 1, 2002. The Company completed the initial impairment test in the first quarter of 2002 which did not result in an impairment of goodwill. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Consolidated Statements of Operations do not reflect the effect of SFAS No. 142 and, accordingly, the first three months of 2001 included amortization expense of $431,000. Excluding goodwill amortization, the pro forma net loss for the three months ended March 31, 2001, was $3.1 million, or $.13 per share.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, WE HAVE ONGOING FUNDING OBLIGATIONS AND WE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 1999, 2000, 2001 and for the three months ended March 31, 2002 of approximately $16.7 million, $19.7 million, $17.2 million and $1.3 million, respectively. In addition, we experienced negative cash flow from continuing operating activities of $8.5 million, $18.7 million, $12.2 million and $826,000 in 1999, 2000, 2001 and for the three month ended March 31, 2002, respectively.

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

(a) Exhibits

99.1 Certification of periodic report dated March 25, 2003

(b) Report on Form 8-K

None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PUBLICARD, INC.
                                        (Registrant)

Date: March 28, 2003
                                        /s/ Antonio L. DeLise
                                        Antonio L. DeLise, President,
                                        Chief Executive Officer, Chief Financial
                                        Officer

                                  CERTIFICATION

I, Antonio L. DeLise, as the President, Chief Executive Officer and Chief Financial Officer of PubliCARD, Inc., certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of PubliCARD, Inc.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report.

Date: March 28, 2003                       /s/ Antonio L. DeLise
                                           -------------------------------------
                                           Antonio L. DeLise
                                           President, Chief Executive Officer,
                                           Chief Financial Officer and Secretary