Form 10-Q/A
period 2002-06-30
PUBLICARD INC
filed 2003-03-28
CIK 81050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

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

EXPLANATORY NOTE

         This Amendment No. 1 to PubliCARD Inc.'s quarterly report on Form 10-Q for the period ended June 30, 2002, is filed to include restated financial statements. As discussed in Note 1 to the consolidated financial statements included in Part I, Item 1 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective January 1, 2002. Upon the adoption of SFAS No. 142, the Company failed to separate identifiable definite lived intangible assets from goodwill. As a result, the Company did not record the amortization expense associated with identifiable definite lived intangibles amounting to $144,000 in each of the first three quarters of 2002. The accompanying unaudited consolidated financial statements have been restated to reflect such amortization. Accordingly, goodwill and intangibles, total assets and shareholders' equity as of June 30, 2002 have been reduced by $288,000 and the net loss for the three months and six months ended June 30, 2002 has been increased by $144,000 and $288,000, respectively. This restatement has no impact on cash balances or net cash flow for any period either historically or going forward. Except as described in this Explanatory Note, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q on August 13, 2002, or modify or update those disclosures in any material way other than as required to reflect the effects of the restatement.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       2002           2001
                                                                                       ----           ----
                                                                                   (unaudited)
                                                                                  (As restated-
                                                                                   See Note 11)
                                     ASSETS
Current assets:
  Cash, including short-term investments of $2,225 in 2002 and $4,199 in 2001        $ 2,520          $ 4,479
  Trade receivables, less allowance for doubtful accounts of $185 in 2002              1,334            1,410
    and $216 in 2001
  Inventories                                                                            596              557
  Other                                                                                  333              770
                                                                                     -------          -------
    Total current assets                                                               4,783            7,216

Equipment and leasehold improvements, net                                                477              596
Goodwill and intangibles                                                               2,515            2,803
Other assets                                                                           6,535            6,782
                                                                                     -------          -------
                                                                                     $14,310          $17,397
                                                                                     =======          =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                                             $   569          $ 1,206
  Accrued liabilities                                                                  3,436            3,379
                                                                                     -------          -------
    Total current liabilities                                                          4,005            4,585

Other non-current liabilities                                                          5,263            5,328
                                                                                     -------          -------
    Total liabilities                                                                  9,268            9,913
                                                                                     -------          -------

Shareholders' equity:
  Class A Preferred Stock, Second Series, no par value:1,000 shares authorized;
    765 and 780 shares issued and outstanding as of June 30, 2002 and
    December 31, 2001, respectively                                                    3,825            3,900
  Common shares, $0.10 par value: 40,000,000 shares authorized; 24,190,902 and 24,153,402 shares issued and outstanding as of June 30, 2002 and
    December 31, 2001, respectively                                                    2,419            2,415
  Additional paid-in capital                                                         107,169          107,098
  Accumulated deficit                                                               (107,327)        (104,831)
  Other comprehensive loss                                                            (1,044)          (1,098)
                                                                                     -------          -------
    Total shareholders' equity                                                         5,042            7,484
                                                                                     -------          -------
                                                                                     $14,310          $17,397
                                                                                     =======          =======

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                              --------                     --------
                                                         2002          2001            2002            2001
                                                         ----          ----            ----            ----
                                                    (As restated-                  (As restated-
                                                     See Note 11)                   See Note 11)
Sales                                               $     1,016    $     1,339      $     2,215    $     2,859

Cost of sales                                               520            661            1,156          1,493
Inventory adjustment                                          -          1,313                -          1,313
                                                    -----------    -----------      -----------    -----------
  Gross margin                                              496           (635)           1,059             53
                                                    -----------    -----------      -----------    -----------

Operating expenses:
  General and administrative                                761          1,225            1,694          2,526
  Sales and marketing                                       472          1,207              899          2,500
  Product development                                       128            918              247          1,840
  Stock compensation                                          -             42                -             58
  Amortization of goodwill and intangibles                  144            660              288          1,320
  Repositioning charge                                        -          4,772                -          4,772
                                                    -----------    -----------      -----------    -----------
                                                          1,505          8,824            3,128         13,016
                                                    -----------    -----------      -----------    -----------
  Loss from operations                                   (1,009)        (9,459)          (2,069)       (12,963)
                                                    -----------    -----------      -----------    -----------

Other income (expenses):
  Interest income                                            15            110               29            317
  Interest expense                                           (6)           (21)             (21)           (40)
  Cost of pensions - non-operating                         (218)          (165)            (424)          (381)
  Other                                                      (9)            25              (11)            48
                                                    -----------    -----------      -----------    -----------
                                                           (218)           (51)            (427)           (56)
                                                    -----------    -----------      -----------    -----------

Net loss from continuing operations                      (1,227)        (9,510)          (2,496)       (13,019)

Discontinued operations                                      -           2,350                -          2,350
                                                    -----------    -----------      -----------    -----------

Net loss                                            $    (1,227)   $    (7,160)     $    (2,496)   $   (10,669)
                                                    ===========    ===========      ===========    ===========

Basic and diluted income (loss) per common share:
  Continuing operations                             $      (.05)   $      (.40)     $      (.10)   $      (.54)
  Discontinued operations                                     -            .10                -            .10
                                                    -----------    -----------      -----------    -----------

  Net loss                                          $      (.05)   $      (.30)     $      (.10)   $      (.44)
                                                    ===========    ===========      ===========    ===========

Weighted average common shares outstanding
                                                     24,181,527     24,210,152       24,169,473     24,221,831
                                                    ===========    ===========      ===========    ===========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)
                            (AS RESTATED-SEE NOTE 11)

                                                   Common Shares                                             Other
                                  Class A          -------------          Additional                       Comprehen-      Share-
                                 Preferred                                 Paid-in      Accumulated           sive        holders'
                                   Stock        Shares        Amount       Capital        Deficit             Loss         Equity
                                   -----        ------        ------       -------        -------             ----         ------
Balance - January 1, 2002        $  3,900      24,153,402     $2,415      $ 107,098     $ (104,831)        $  (1,098)      $ 7,484

Conversion of preferred stock         (75)         37,500          4             71              -                 -             -

Comprehensive Loss:
 Net loss                               -               -          -              -         (2,496)                -        (2,496)
 Foreign currency translation
   adjustment                           -               -          -              -              -                54            54
                                 --------      ----------     ------      ---------     ----------         ---------       -------
  Total comprehensive loss                                                                                                  (2,442)
                                                                                                                           -------

Balance - June 30, 2002          $  3,825      24,190,902     $2,419      $ 107,169     $ (107,327)        $  (1,044)      $ 5,042
                                 ========      ==========     ======      =========     ==========         =========       =======

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            2002           2001
                                                                            ----           ----
                                                                        (As restated-
                                                                        See Note 11)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $(2,496)      $(10,669)
  Adjustments to reconcile net loss to net cash used in operations:
    Non-cash gain from discontinued operations                                   -         (2,350)
    Amortization of goodwill and intangibles                                   288          1,320
    Stock compensation expense                                                   -             58
    Depreciation                                                               111            164
    Repositioning charge                                                         -          6,085
    Changes in assets and liabilities                                           63         (3,289)
                                                                           -------       --------
        Net cash used in operating activities                               (2,034)        (8,681)
                                                                           -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                         (16)           (24)
  Other                                                                          -            (25)
  Proceeds from discontinued operations and sale of fixed assets                88            194
                                                                           -------       --------
        Net cash provided by investing activities                               72            145
                                                                           -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Costs incurred from private placement of Class A Preferred Stock               -            (37)
                                                                           -------       --------
        Net cash used in financing activities                                    -            (37)
                                                                           -------       --------

Effect of exchange rate changes on cash and cash equivalents                     3             (4)
                                                                           -------       --------

Net decrease in cash                                                        (1,959)        (8,577)
Cash - beginning of period                                                   4,479         17,049
                                                                           -------       --------
Cash - end of period                                                       $ 2,520       $  8,472
                                                                           =======       ========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         In July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board decided to shift the Company's strategic focus. While the Board remained confident in the long-term prospects of the smart card business, the timing of public sector and corporate initiatives in wide-scale, broadband environments utilizing the Company's smart card reader and chip products had become more uncertain. Given the lengthened time horizon, the Board did not believe it would be prudent to continue to invest the Company's resources in the ongoing development and marketing of these technologies. Accordingly, the Board determined that shareholders' interests would be best served by pursuing strategic alliances with one or more companies that have the resources to capitalize more fully on the Company's smart card reader and chip-related technologies. In connection with this shift in the Company's strategic focus, workforce reductions and other measures were implemented to achieve cost savings. See Note 4 for a discussion on the repositioning charge.

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

LIQUIDITY AND GOING CONCERN CONSIDERATIONS

         The Condensed Consolidated Financial Statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for the six months ended June 30, 2002 and years 2001, 2000 and 1999. The Company has also experienced a substantial reduction in its cash and short-term investments, which declined from $17.0 million at December 31, 2000 to $2.5 million at June 30, 2002, and has an accumulated deficit of $107.3 million at June 30, 2002.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Company's Consolidated Financial Statements for the year ended December 31, 2001 contained an emphasis paragraph concerning substantial doubt about the Company's ability to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

         The Condensed Consolidated Financial Statements include the accounts of PubliCARD and its wholly-owned subsidiaries. All intercompany transactions are eliminated in consolidation.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment, or earlier if circumstances or events indicate that impairment may have occurred, based on the specific guidance of this statement. This may result in future write-downs or the write-off of such assets. In addition, this statement requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the non-amortization and amortization provisions of this statement. The Company adopted this statement on January 1, 2002. The Company completed the initial impairment test in the first quarter of 2002 which did not result in an impairment of goodwill. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Consolidated Statements of Operations do not reflect the effect of SFAS No. 142 and, accordingly, the first three and six months of 2001 included amortization expense of $431,000 and $862,000, respectively. Excluding goodwill amortization, the pro forma net loss for the three and six months ended June 30, 2001, was $6.7 million and $9.8 million, or $.28 and $.40 per share, respectively.

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

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         Goodwill and intangible assets consist of the following (in thousands):

                         JUNE 30, 2002                    DECEMBER 31, 2001
               -------------------------------     ----------------------------------
               GROSS     ACCUMULATED               GROSS     ACCUMULATED
               AMOUNT    AMORTIZATION     NET      AMOUNT    AMORTIZATION       NET
               ------    ------------   ------     ------    ------------      ------
Goodwill       $2,062       $  916      $1,146     $2,062       $  916         $1,146
Completed
technology      2,882        1,513       1,369      2,882        1,225          1,657
               ------       ------      ------     ------       ------         ------
               $4,944       $2,429      $2,515     $4,944       $2,141         $2,803
               ======       ======      ======     ======       ======         ======

         Amortization of goodwill and intangibles for the six months ended June 30, 2002 and 2001 was $288,000 and $1,320,000, respectively.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 - REPOSITIONING CHARGE

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

NOTE 5 - SEGMENT DATA

         As a result of the disposition of certain operations (See Note 6) and because the Company predominantly operates in one industry, that being the deployment of smart card solutions which facilitate secure access and transactions, the Company reports as a single segment. Sales by geographical areas for the six months ended June 30, 2002 and 2001 are as follows (in thousands):

                      2002         2001
                      ----         ----
United States       $   420      $ 1,102
Europe                1,748        1,617
Rest of world            47          140
                    -------      -------
                    $ 2,215      $ 2,859
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
                    =======      =======

NOTE 6 - DISCONTINUED OPERATIONS

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7- COMPREHENSIVE LOSS

         Comprehensive loss for the Company includes foreign currency translation adjustments as well as net loss reported in the Company's Condensed Consolidated Statements of Operations. Comprehensive loss for the three and six months ended June 30, 2002 and 2001 was as follows (in thousands):

                                            THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                               2002          2001              2002          2001
                                               ----          ----              ----          ----
Net loss                                    $ (1,227)      $(7,160)          $(2,496)     $(10,669)
Foreign currency translation adjustments          80           (35)               54          (255)
                                            --------       -------           -------      --------
Comprehensive loss                          $ (1,147)      $(7,195)          $(2,442)     $(10,924)
                                            ========       =======           =======      ========

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

         Changes in assets and liabilities reflected in the Condensed Consolidated Statements of Cash Flows consisted of the following for the six months ended June 30, 2002 and 2001 (in thousands):

                                  2002         2001
                                  ----         ----
Trade receivables                $ 127       $   132
Inventories                        (15)       (1,022)

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other current assets               442          (344)
Other assets                       192          (107)
Trade accounts payable            (661)         (181)
Accrued liabilities                 38          (700)
Other non-current liabilities      (60)       (1,067)
                                 -----       -------
                                 $  63       $(3,289)
                                 =====       =======

         Cash paid for interest for the six months ended June 30, 2002 and 2001 was $59,000 and $69,000, respectively. No income taxes were paid in 2002 and 2001.

NOTE 9 - UNDERFUNDED PENSION OBLIGATION

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

NOTE 10 - LEGAL PROCEEDINGS

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

NOTE 11 - RESTATEMENT

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         As discussed in Note 1, the Company adopted the provisions of SFAS No. 142 effective January 1, 2002. Upon the adoption of SFAS No. 142, the Company failed to separate identifiable definite lived intangible assets from goodwill. As a result, the Company did not record the amortization expense associated with identifiable definite lived intangibles amounting to $144,000 in each of the first three quarters of 2002. The accompanying unaudited consolidated financial statements have been restated to reflect such amortization. Accordingly, goodwill and intangibles, total assets and shareholders' equity as of June 30, 2002 have been reduced by $288,000 and the net loss for the three months and six months ended June 30, 2002 has been increased by $144,000 and $288,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

         As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective January 1, 2002. Upon the adoption of SFAS No. 142, the Company failed to separate identifiable definite lived intangible assets from goodwill. As a result, the Company did not record the amortization expense associated with identifiable definite lived intangibles amounting to $144,000 in each of the first three quarters of 2002. The accompanying unaudited consolidated financial statements have been restated to reflect such amortization. Accordingly, goodwill and intangibles, total assets and shareholders' equity as of June 30, 2002 have been reduced by $288,000 and the net loss for the three months and six months ended June 30, 2002 has been increased by $144,000 and $288,000, respectively. The discussion below reflects the impact of the restatement.

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

OVERVIEW

         PubliCARD was incorporated in the Commonwealth of Pennsylvania in 1913. PubliCARD entered the smart card industry in early 1998, and began to develop solutions for the conditional access, security, payment system and data storage needs of industries utilizing smart card technology. In 1998 and 1999, the Company made a series of acquisitions to enhance its position in the smart card industry. In March 2000, PubliCARD's Board, together with its management team, determined to integrate its operations and focus on deploying smart card solutions, which facilitate secure access and transactions. To effect this new business strategy, in March 2000, the Board adopted a plan of disposition pursuant to which the Company divested its non-core operations. See Note 6 to the Condensed Consolidated Financial Statements for a discussion on the disposition plan.

         In July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board decided to shift the Company's strategic focus. While the Board remained confident in the long-term prospects of the smart card business, the timing of public sector and corporate initiatives in wide-scale, broadband environments utilizing the Company's smart card reader and chip products had become more uncertain. Given the lengthened time horizon, the Board did not believe it would be prudent to continue to invest the Company's current resources in the ongoing development and marketing of these technologies. Accordingly, the Board determined that shareholders' interests will be best served by pursuing strategic alliances with one or more companies that have the resources to capitalize more fully on the Company's smart card reader and chip-related technologies. In connection with this shift in the Company's strategic focus, workforce reductions and other measures were implemented to achieve cost savings. See Note 4 to the Condensed Consolidated Financial Statements for a discussion on the repositioning charge.

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

         GROSS MARGIN. Cost of sales in 2001 included an adjustment of $1.3 million for the write-off of inventories associated with the July 2001 repositioning action. Excluding this repositioning charge, gross margin, as a percentage of sales was 48% in both 2002 and 2001.

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

         AMORTIZATION OF GOODWILL AND INTANGIBLES. In accordance with SFAS No. 142, no amortization expense for goodwill will be recorded in current and future periods. Goodwill and other intangibles will be subject to an annual review for impairment or earlier if circumstances or events indicate that impairment may have occurred. This may result in future write-downs or the write-off of such assets. The 2002 figures do not reflect any amortization expense relating to goodwill. As such, amortization expense decreased from $1,320,000 in 2001 to $288,000 in 2002.

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

         Operating activities utilized cash of $2.0 million for the six months ended June 30, 2002 and principally consisted of the net loss of $2.5 million offset by a decrease in assets and liabilities of $63,000 and depreciation and amortization of $399,000. Operating activities included $552,000 of cash contributions to the Company's frozen defined benefit plan and a $450,000 payment under an environmental consent decree (the "Consent Decree") to which the Company is subject.

         Investing activities provided cash of $72,000 in 2002 and consisted principally of the release of escrowed funds in connection with previously discontinued operations and proceeds from the sale of fixed assets.

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

         VALUATION OF INVESTMENTS. The Company periodically assesses the carrying value of its minority-owned investments for impairment. This assessment is based upon a review of operations and indications of continued viability, such as subsequent rounds of financing. As discussed in Note 3 to the Condensed Unaudited Consolidated Financial Statements, during the first quarter of 2002 the Company made a determination that its minority-owned investment in Mako was impaired. While management believes that the current carrying value of its investment in TecSec has not been impaired, different assumptions could affect the valuation.

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

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment, or earlier if circumstances or events indicate that impairment may have occurred, based on the specific guidance of this statement. This may result in future write-downs or the write-off of such assets. In addition, this statement requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the non-amortization and amortization provisions of this statement. The Company adopted this statement on January 1, 2002. The Company completed the initial impairment test in the first quarter of 2002 which did not result in an impairment of goodwill. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Consolidated Statements of Operations do not reflect the effect of SFAS No. 142 and, accordingly, the first three and six months of 2001 included amortization expense of $431,000 and $862,000, respectively. Excluding goodwill amortization, the pro forma net loss for the three and six months ended June 30, 2001, was $6.7 million and $9.8 million, or $.28 and $.40 per share, respectively.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, WE HAVE ONGOING FUNDING OBLIGATIONS AND WE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US, ALL OF WHICH WOULD LEAD TO OUR BEING REQUIRED TO SEEK BANKRUPTCY PROTECTION. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 1999, 2000, 2001 and for the six months ended June 30, 2002 of approximately $16.7 million, $19.7 million, $17.2 million and $2.5 million, respectively. In addition, we experienced negative cash flow from continuing operating activities of $8.5 million, $18.7 million, $12.2 million and $2.0 million in 1999, 2000, 2001 and for the six months ended June 30, 2002, respectively.

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

                  Continued listing of our common stock on the SmallCap Market is subject to meeting various on-going quantitative and qualitative minimum maintenance requirements, including among others, the maintenance of $2.5 million of stockholders equity. As of June 30, 2002 our stockholders equity was $5.0 million. If we are unable to meet the SmallCap Market minimum maintenance requirements, we would be subject to delisting from the Nasdaq system.

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

Date: March 28, 2003                  /s/ Antonio L. DeLise
                                      ---------------------------------------
                                      Antonio L. DeLise
                                      President, Chief Executive Officer,
                                      Chief Financial Officer and Secretary