Form 10-Q/A
period 2002-09-30
PUBLICARD INC
filed 2003-03-28
CIK 81050

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

Yes [ ]  No [X].

Number of shares of Common Stock outstanding as of November 13, 2002: 24,190,902

EXPLANATORY NOTE

         This Amendment No. 1 to PubliCARD Inc.'s quarterly report on Form 10-Q for the period ended September 30, 2002, is filed to include restated financial statements. As discussed in Note 1 to the consolidated financial statements included in Part I, Item 1 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective January 1, 2002. Upon the adoption of SFAS No. 142, the Company failed to separate identifiable definite lived intangible assets from goodwill. As a result, the Company did not record the amortization expense associated with identifiable definite lived intangibles amounting to $144,000 in each of the first three quarters of 2002. The accompanying unaudited consolidated financial statements have been restated to reflect such amortization. Accordingly, goodwill and intangibles, total assets and shareholders' equity as of September 30, 2002 have been reduced by $432,000 and the net loss for the three months and nine months ended September 30, 2002 has been increased by $144,000 and $432,000, respectively. This restatement has no impact on cash balances or net cash flow for any period either historically or going forward. Except as described in this Explanatory Note, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q on November 14, 2002, or modify or update those disclosures in any material way other than as required to reflect the effects of the restatement.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                                2002               2001
                                                                                                ----               ----
                                                                                             (unaudited)
                                   ASSETS                                                   (As restated-
                                                                                             See Note 12)
Current assets:
     Cash, including short-term investments of $1,783 in 2002 and $4,199 in 2001            $       1,827      $      4,479
     Trade receivables, less allowance of $187 in 2002 and $216 in 2001                             1,492             1,410
     Inventories                                                                                      677               557
     Other                                                                                          1,585               770
                                                                                            -------------      ------------
          Total current assets                                                                      5,581             7,216

Equipment and leasehold improvements, net                                                             425               596
Goodwill and intangibles                                                                            2,371             2,803
Other assets                                                                                        3,589             6,155
                                                                                            -------------      ------------
                                                                                            $      11,966      $     16,770
                                                                                            =============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                                 $       1,178      $      1,206
     Accrued liabilities                                                                            3,195             2,752
                                                                                            -------------      ------------
          Total current liabilities                                                                 4,373             3,958

Other non-current liabilities                                                                       4,881             5,328
                                                                                            -------------      ------------

          Total liabilities                                                                         9,254             9,286
                                                                                            -------------      ------------

Shareholders' equity:
     Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized;
          765 and 780 shares issued and outstanding as of September 30, 2002 and
          December 31, 2001, respectively                                                           3,825             3,900
     Common shares, $0.10 par value: 40,000,000 shares authorized; 24,190,902 and 24,153,402 shares issued and outstanding as of September 30, 2002 and
          December 31, 2001, respectively                                                           2,419             2,415
     Additional paid-in capital                                                                   107,169           107,098
     Accumulated deficit                                                                         (109,670)         (104,831)
     Other comprehensive loss                                                                      (1,031)           (1,098)
                                                                                            -------------      ------------
          Total shareholders' equity                                                                2,712             7,484
                                                                                            -------------      ------------
                                                                                            $      11,966      $     16,770
                                                                                            =============      ============

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
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                             SEPTEMBER 30,                            SEPTEMBER 30,
                                                             -------------                           -------------
                                                          2002             2001                   2002              2001
                                                          ----             ----                   ----              ----
                                                      (As restated-                           (As restated-
                                                       See Note 12)                            See Note 12)
Sales                                                 $      1,298       $    1,575           $      3,513       $    4,434

Cost of sales                                                  648              721                  1,804            2,214
Inventory adjustment                                             -              348                      -            1,661
                                                      ------------       ----------           ------------       ----------
     Gross margin                                              650              506                  1,709              559
                                                      ------------       ----------           ------------       ----------

Operating expenses:
     General and administrative                                811            1,177                  2,505            3,703
     Sales and marketing                                       467              496                  1,366            2,996
     Product development                                       145              389                    392            2,229
     Stock compensation                                          -               28                      -               86
     Amortization of goodwill and intangibles                  144              252                    432            1,572
     Repositioning charge                                        -              884                      -            5,656
                                                      ------------       ----------           ------------       ----------
                                                             1,567            3,226                  4,695           16,242
                                                      ------------       ----------           ------------       ----------
     Loss from operations                                     (917)          (2,720)                (2,986)         (15,683)
                                                      ------------       ----------           ------------       ----------

Other income (expenses):
     Interest income                                            40              128                     69              445
     Interest expense                                          (18)             (11)                   (39)             (51)
     Cost of pensions - non-operating                         (225)            (207)                  (649)            (588)
     Write-down of minority investment                      (2,068)               -                 (2,068)               -
     Other                                                    (221)              11                   (232)              59
                                                      ------------       ----------           ------------       ----------
                                                            (2,492)             (79)                (2,919)            (135)
                                                      ------------       ----------           ------------       ----------

Net loss from continuing operations                         (3,409)          (2,799)                (5,905)         (15,818)

Discontinued operations                                      1,066                -                  1,066            2,350
                                                      ------------       ----------           ------------       ----------

Net loss                                              $     (2,343)      $   (2,799)          $     (4,839)      $  (13,468)
                                                      ============       ==========           ============       ==========

Basic and diluted income (loss) per common share:
     Continuing operations                            $       (.14)      $     (.12)          $       (.24)      $     (.66)
     Discontinued operations                                   .04                -                    .04              .10
                                                      ------------       ----------           ------------       ----------
     Net loss                                         $       (.10)      $     (.12)          $       (.20)      $     (.56)
                                                      ============       ==========           ============       ==========

Weighted average common shares outstanding
                                                        24,190,902       24,140,902             24,175,902       24,198,802
                                                      ============       ==========           ============       ==========

The accompanying notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)
                            (AS RESTATED-SEE NOTE 12)

                                                                                                          Other
                                    Class A         Common Shares       Additional                      Comprehen-     Share-
                                   Preferred        -------------        Paid-in     Accumulated           sive       holders'
                                     Stock         Shares     Amount     Capital       Deficit             Loss        Equity
                                     -----         ------     ------     -------       -------             ----        ------

Balance - January 1, 2002          $   3,900     24,153,402  $  2,415   $  107,098   $  (104,831)       $   (1,098)   $  7,484

Conversion of preferred stock            (75)        37,500         4           71             -                 -           -

Comprehensive Loss:
Net loss                                   -              -         -            -        (4,839)                -      (4,839)
Foreign currency translation
    adjustment                             -              -         -            -             -                67          67
                                   ---------     ----------  --------   ----------   -----------        ----------    --------
    Total comprehensive loss                                                                                            (4,772)
                                                                                                                      --------

Balance - September 30, 2002       $   3,825     24,190,902  $  2,419   $  107,169   $  (109,670)       $   (1,031)   $  2,712
                                   =========     ==========  ========   ==========   ===========        ==========    ========

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                               -------------
                                                                                      2002                      2001
                                                                                      ----                      ----
                                                                                  (As restated-
                                                                                    See Note 12)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $      (4,839)              $ (13,468)
     Adjustments to reconcile net loss to net cash used in operations:
          Non-cash gain from discontinued operations                                     (1,066)                 (2,350)
          Write-down of minority investment                                               2,068                       -
          Amortization of goodwill and intangibles                                          432                   1,572
          Stock compensation expense                                                          -                      86
          Depreciation                                                                      166                     274
          Repositioning charge and inventory adjustment                                       -                   6,458
          Changes in assets and liabilities                                                 502                  (3,681)
                                                                                  -------------               ---------
                   Net cash used in operating activities                                 (2,737)                (11,109)
                                                                                  -------------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                   (24)                    (64)
     Proceeds from discontinued operations and sale of fixed assets                          89                     222
     Other                                                                                   15                      (6)
                                                                                  -------------               ---------
                    Net cash provided by investing activities                                80                     152
                                                                                  -------------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Costs incurred from private placement of Class A Preferred Stock                         -                     (43)
                                                                                  -------------               ---------
                    Net cash used in financing activities                                     -                     (43)
                                                                                  -------------               ---------

Effect of exchange rate changes on cash and cash equivalents                                  5                      (2)
                                                                                  -------------               ---------

Net decrease in cash                                                                     (2,652)                (11,002)
Cash - beginning of period                                                                4,479                  17,049
                                                                                  -------------               ---------
Cash - end of period                                                              $       1,827               $   6,047
                                                                                  =============               =========

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

LIQUIDITY AND GOING CONCERN CONSIDERATIONS

         The Condensed Consolidated Financial Statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for the nine months ended September 30, 2002 and years 2001, 2000 and 1999. The Company has also experienced a substantial reduction in its cash and short-term investments, which declined from $17.0 million at December 31, 2000 to $1.8 million at September 30, 2002, and has an accumulated deficit of $109.7 million at September 30, 2002.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment, or earlier if circumstances or events indicate that impairment may have occurred, based on the specific guidance of this statement. This may result in future write-downs or the write-off of such assets. In addition, this statement requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the non-amortization and amortization provisions of this statement. The Company adopted this statement on January 1, 2002. The Company completed the initial impairment test in the first quarter of 2002 which did not result in an impairment of goodwill. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Condensed Consolidated Statements of Operations do not reflect the effect of SFAS No. 142 and, accordingly, the three and nine months ended September 30, 2001 included amortization expense of $108,000 and $970,000, respectively. Excluding goodwill amortization, the pro forma net loss for the three and nine months ended September 30, 2001, was $2.7 million and $12.5 million, or $.11 and $.52 per share, respectively.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                                              2002             2001
                                              ----             ----
Raw materials and supplies                    $ 455            $ 389
Work-in-process                                  32               37
Finished goods                                  190              131
                                              -----            -----
                                              $ 677            $ 557
                                              =====            =====

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

         Goodwill and intangible assets consist of the following (in thousands):

                         SEPTEMBER 30, 2002                           DECEMBER 31, 2001
                         ------------------                           -----------------
               GROSS        ACCUMULATED                    GROSS      ACCUMULATED
               AMOUNT       AMORTIZATION       NET         AMOUNT     AMORTIZATION         NET
               ------       ------------      ------       ------     ------------        ------
Goodwill       $2,062       $        916      $1,146       $2,062     $        916        $1,146
Completed
technology      2,882              1,657       1,225        2,882            1,225         1,657
               ------       ------------      ------       ------     ------------        ------
               $4,944       $      2,573      $2,371       $4,944     $      2,141        $2,803
               ======       ============      ======       ======     ============        ======

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Amortization of goodwill and intangibles for the nine months ended September 30, 2002 and 2001 was $432,000 and $1,572,000, respectively.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and corporate sites, the Company reports as a single segment. Sales by geographical areas for the nine months ended September 30, 2002 and 2001 are as follows (in thousands):

                                  2002          2001
                                  ----          ----
United States                   $   800        $ 1,510
Europe                            2,645          2,686
Rest of world                        68            238
                                -------        -------
                                $ 3,513        $ 4,434
                                =======        =======

     The Company has operations in the United States and United Kingdom. Identifiable assets by country as of September 30, 2002 and December 31, 2001 are as follows (in thousands):

                          SEPTEMBER 30,    DECEMBER 31,
                              2002             2001
                              ----             ----
United States             $       6,892    $     11,410
United Kingdom                    2,703           2,557
                          -------------    ------------
                          $       9,595    $     13,967
                          =============    ============

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

         Summarized balance sheet information with respect to the discontinued operations as of September 30, 2002 is as follows (in thousands):

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   CURRENT       NON-CURRENT        TOTAL
Cash held in escrow                $ 1,750       $       343       $ 2,093
Disposition reserves                  (412)             (453)         (865)
                                   -------       -----------       -------
Net assets (liabilities)           $ 1,338       $     ( 110)      $ 1,228
                                   =======       ===========       =======

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

NOTE 7 - COMPREHENSIVE LOSS

         Comprehensive loss for the Company includes foreign currency translation adjustments as well as net loss reported in the Company's Condensed Consolidated Statements of Operations. Comprehensive loss for the three and nine months ended September 30, 2002 and 2001 was as follows (in thousands):

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                     2002              2001          2002            2001
                                                     ----              ----          ----            ----

Net loss                                           $ (2,343)          $(2,799)      $(4,839)       $(13,468)
Foreign currency translation adjustments                 13                77            67            (178)
                                                   --------           -------       -------        --------

Comprehensive loss                                 $ (2,330)          $(2,722)      $(4,772)       $(13,646)
                                                   ========           =======       =======        ========

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

         Changes in assets and liabilities reflected in the Condensed Consolidated Statements of Cash Flows consisted of the following for the nine months ended September 30, 2002 and 2001 (in thousands):

                                                     2002            2001
                                                     ----            ----

Trade receivables                                  $   (14)        $    (59)
Inventories                                            (88)            (918)
Other current assets                                   529               86
Other assets                                           170             (823)
Trade accounts payable                                 (65)            (516)
Accrued liabilities                                    419              531
Other non-current liabilities                         (449)          (1,982)
                                                   -------         --------
                                                   $   502         $ (3,681)
                                                   =======         ========

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

NOTE 11 - ENVIRONMENTAL MATTERS

         In April 1996, a consent decree (the "Consent Decree") among the Company, the United States Environmental Protection Agency ("EPA") and the Pennsylvania Department of Environmental Protection

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 12 - RESTATEMENT

         As discussed in Note 1, the Company adopted the provisions of SFAS No. 142 effective January 1, 2002. Upon the adoption of SFAS No. 142, the Company failed to separate identifiable definite lived intangible assets from goodwill. As a result, the Company did not record the amortization expense associated with identifiable definite lived intangibles amounting to $144,000 in each of the first three quarters of 2002. The accompanying unaudited consolidated financial statements have been restated to reflect such amortization. Accordingly, goodwill and intangibles, total assets and shareholders' equity as of September 30, 2002 have been reduced by $432,000 and the net loss for the three months and six months ended September 30, 2002 has been increased by $144,000 and $432,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

         As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective January 1, 2002. Upon the adoption of SFAS No. 142, the Company erroneously failed to separate identifiable definite lived intangible assets from goodwill. As a result, the Company did not record the amortization expense associated with identifiable definite lived intangibles amounting to $144,000 in each of the first three quarters of 2002. The accompanying unaudited consolidated financial statements have been restated to reflect such amortization. Accordingly, goodwill and intangibles, total assets and shareholders' equity as of September 30, 2002 have been reduced by $432,000 and the net loss for the three months and six months ended September 30, 2002 has been increased by $144,000 and $432,000, respectively. The discussion below reflects the impact of the restatement.

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

         AMORTIZATION OF GOODWILL AND INTANGIBLES. In accordance with SFAS No. 142, no amortization expense for goodwill will be recorded in current and future periods. Goodwill and other intangibles will be subject to an annual review for impairment or earlier if circumstances or events indicate that impairment may have occurred. This may result in future write-downs or the write-off of such assets. As such, amortization expense decreased from $252,000 in 2001 to $144,000 in 2002.

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

         OTHER INCOME AND EXPENSE. Interest income decreased to $40,000 for 2002 from $128,000 for 2001 principally due to lower cash balances. Cost of pensions, which represents amounts related to discontinued product lines and related plant closings in prior years, principally relates to pension expense associated with the Company's frozen defined benefit pension plan. In addition, for the third quarter of 2002, other expense includes a $2.1 million charge for an impairment of the Company's minority investment in TecSec and a $200,000 charge in connection with the defense of a shareholder lawsuit.

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

         AMORTIZATION OF GOODWILL AND INTANGIBLES. In accordance with SFAS No. 142, no amortization expense for goodwill will be recorded in current and future periods. Goodwill and other intangibles will be subject to an annual review for impairment or earlier if circumstances or events indicate that impairment may have occurred. This may result in future write-downs or the write-off of such assets. As such, amortization expense decreased from $1,572,000 in 2001 to $432,000 in 2002.

         OTHER INCOME AND EXPENSE. Interest income decreased to $69,000 for 2002 from $445,000 for 2001 principally due to lower cash balances. Cost of pensions, which represents amounts related to discontinued product lines and related plant closings in prior years, principally relates to pension expense associated with the Company's frozen defined benefit pension plan. In addition, for 2002, other expense includes a $2.1 million charge for an impairment of the Company's minority investment in TecSec and a $200,000 charge in connection with the defense of a shareholder lawsuit.

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

         Operating activities utilized cash of $2.7 million for the nine months ended September 30, 2002 and principally consisted of the net loss of $4.8 million plus a non-cash gain on discontinued operations of $1.1 million offset by a $2.1 million minority investment impairment, a decrease in assets and liabilities of $502,000 and depreciation and amortization of $598,000. Operating activities included $810,000 of cash contributions to the Company's frozen defined benefit plan.

         Investing activities provided cash of $80,000 in 2002 and consisted principally of the release of escrowed funds in connection with previously discontinued operations and proceeds from the sale of fixed assets.

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

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment, or earlier if circumstances or events indicate that impairment may have occurred, based on the specific guidance of this statement. This may result in future write-downs or the write-off of such assets. In addition, this statement requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the non-amortization and amortization provisions of this statement. The Company adopted this statement on January 1, 2002. The Company completed the initial impairment test in the first quarter of 2002 which did not result in an impairment of goodwill. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Condensed Consolidated Statements of Operations do not reflect the effect of SFAS No. 142 and, accordingly, the three and nine months ended September 30, 2001 included amortization expense of $108,000 and $970,000, respectively. Excluding goodwill amortization, the pro forma net loss for the three and nine months ended September 30, 2001, was $2.7 million and $12.5 million, or $.11 and $.52 per share, respectively.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, WE HAVE ONGOING FUNDING OBLIGATIONS AND WE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US, ALL OF WHICH WOULD LEAD TO OUR BEING REQUIRED TO SEEK BANKRUPTCY PROTECTION. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 1999, 2000, 2001 and for the nine months ended September 30, 2002 of approximately $16.7 million, $19.7 million, $17.2 million and $5.9 million, respectively. In addition, we experienced negative cash flow from continuing operating activities of $8.5 million, $18.7 million, $12.2 million and $2.7 million in 1999, 2000, 2001 and for the nine months ended September 30, 2002, respectively.

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

                  Continued listing of our common stock on the SmallCap Market is subject to meeting various on-going quantitative and qualitative minimum maintenance requirements, including among others, the maintenance of $2.5 million of stockholders equity. As of September 30, 2002 our stockholders equity was $2.7 million. If we are unable to meet the SmallCap Market minimum maintenance requirements, we would be subject to delisting from the Nasdaq system.

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

                                           PUBLICARD, INC.
                                           (Registrant)

Date: March 28, 2003                       /s/ Antonio L. DeLise
                                           -----------------------------
                                           Antonio L. DeLise
                                           President, Chief Executive Officer,
                                           Chief Financial Officer and Secretary

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

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

         (c) Presented in this amended quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                       /s/ Antonio L. DeLise
                                           -------------------------------------
                                           Antonio L. DeLise
                                           President, Chief Executive Officer,
                                           Chief Financial Officer and Secretary