Form 10-K
period 2002-12-31
PUBLICARD INC
filed 2003-03-31
CIK 81050

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                -----------------
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

AS OF JUNE 28, 2002, THE AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $3,890,000.

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 24, 2003: 24,440,902

                       Documents Incorporated By Reference
PART III, ITEMS 10, 11, 12 AND 13, ARE INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED PURSUANT TO REGULATION 14A FOR THE 2003 ANNUAL MEETING OF SHAREHOLDERS.

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

ITEM 1.  BUSINESS

      PubliCARD, through its Infineer Ltd. subsidiary, is a smart card technology company, which designs and develops smart card software and hardware solutions for campus environments. This market includes institutions such as corporate campuses, secondary schools and universities. The Company's ChipNet solution focuses on delivering a multi-functional platform to control access to and payment for a wide variety of applications using a single smart card. The solution has been designed to accommodate integration with a range of third party technologies. The Company believes that the educational, government and corporate sectors all continue to move toward the more functional and broader applications that a smart card solution can provide over traditional methods. The Company sells its transaction solutions to value-added resellers and distributors, and directly to end-users.

      At present, PubliCARD's sole operating activities are conducted through its Infineer Ltd. subsidiary. The Company's future plans revolve around a potential acquisition strategy that would focus on businesses in areas outside the high technology sector while continuing to support the expansion of the Infineer business. However, the Company will not be able to implement such plans unless it is successful in obtaining funding, as to which no assurance can be given.

      The consolidated financial statements included in this Form 10-K contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for the years 2002, 2001 and 2000. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000, to $4.5 million at December 31, 2001 and to $1.3 million at December 31, 2002. The Company also had a working capital deficiency of $548,000 and an accumulated deficit of $112.0 million at December 31, 2002.

      If the distress termination of the Company's defined benefit pension plan for which the Company has applied is completed (see Note 5 to the Notes to Consolidated Financial Statements), the Company's 2003 funding requirements to the plan could be eliminated, in which case management believes that existing cash and short term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2003. However, additional capital will be necessary in order to operate beyond December 2003 and to fund the current business plan and other obligations. While the Company is actively considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will eliminate the 2003 funding requirements for the defined benefit pension plan or be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it may not be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which could have a material adverse effect on its business and results of operations and could lead the Company to seek bankruptcy protection. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the Company's failure to obtain funding or inability to continue as a going concern.

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

      Smart card technology is now being widely deployed in other market sectors, including the security and transaction management sectors. In the security sector, smart card technology is being used to authenticate and secure access to physical premises, PCs, networks, virtual private networks, and the Internet, and through cryptography, facilitate secure email, electronic document and information exchanges, e-commerce transactions/payments and other Internet and broadband applications. In the transaction management sector, smart card technology is being used within a variety of closed system environments. For example, smart card technology is being used in the banking sector to secure payment transactions in physical and virtual worlds and in the transportation sector to replace "tickets," thereby speeding up the ticketing process and making it more efficient. Other closed environments such as corporate or educational campuses are using smart card technology to resolve a mix of both security and transactions needs including purchase and payment transactions, identification, authentication and access.

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

      The use of smart card technology is especially well suited for managing transactions in closed environment solutions that restrict access and manage payments. In closed environments, smart cards are used to control access to physical premises, process payments and provide portable network security. The Company believes that the educational, government and corporate sectors all continue to provide growth opportunities as these institutions move toward the more functional and broader applications that a smart card solution can provide over other traditional methods. Smart card solutions offer a greater level of flexibility and permit development of customer specific applications that cannot be offered by traditional methods of providing closed environment security and transaction management such as the magnetic stripe.

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

STRATEGY

HISTORY OF THE COMPANY'S SMART CARD INITIATIVE

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

- In November 1998, PubliCARD acquired Tritheim Technologies, Inc. ("Tritheim"), which developed conditional access and security products for, computers and the electronic information and the digital video broadcast industry. In May 2000, the Company changed the name of its Tritheim subsidiary to Infineer, Inc. as part of a re-branding effort.

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

      PubliCARD believed that it could leverage its existing smart card technology for deployment in the rapidly growing enterprise and on-line security and transaction management market sectors, which

PubliCARD had already penetrated and which it believed exhibited each of the characteristics identified above. To effect this new business strategy, in March 2000, the Company's Board of Directors adopted a plan to dispose of the operations of the Company's Greenwald Industries Inc. ("Greenwald"), Greenwald Intellicard, Greystone and Amazing subsidiaries. These subsidiaries designed, manufactured and distributed mechanical and smart card laundry solutions, hard disk duplicators and smart cards.

      On June 29, 2000, the Company completed the sale of substantially all of the assets of Greenwald and Greenwald Intellicard to The Eastern Company ("Eastern") for $22.5 million in cash, less $1.75 million held in escrow to secure the payment of certain indemnification obligations. As part of the transaction, Eastern assumed certain liabilities of Greenwald and Greenwald Intellicard, including certain contractual liabilities, accounts payable and accrued liabilities. The Company has completed the wind-down of the operations of Amazing and Greystone including the sale of certain assets and the licensing of certain intellectual property.

      In December 2000, the Company acquired a 3.5% ownership interest in TecSec Incorporated ("TecSec") for $5.1 million. TecSec, a Virginia company, develops and markets encryption products and solutions, which are designed to enable the next generation information security for the enterprise, multi-enterprise e-business and other markets.

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

      In September 2001, the Company formed a new minority-owned affiliate, Mako Technologies LLC ("Mako") to market its smart card reader and chip technologies. The move is consistent with the Company's decision to explore strategic transactions that would enable the Company to reduce or eliminate its ongoing cash funding requirements for its smart card reader and chip business while retaining an interest in the upside potential for these technologies. The Company contributed certain inventories and equipment valued at $238,000, in exchange for a 31% fully diluted ownership interest in Mako. The Company also granted a license of its reader and chip technology to Mako in exchange for royalties based on sales over the next two years. After reducing headcount and reassessing business potential, a decision was made in April 2002 to liquidate Mako and terminate the license agreement. The Company subsequently licensed the technology to a third party and does not expect to receive significant royalties.

CURRENT STRATEGY

      At present, PubliCARD's sole operating activities are conducted through its Infineer subsidiary, which designs smart card platform solutions for educational and corporate sites. The Company's future plans revolve around a potential acquisition strategy focused on businesses in areas outside the high technology sector while continuing to support the expansion of the Infineer business. However, the Company will not be able to implement such plans unless it is successful in obtaining funding, as to which no assurance can be given. Key elements of our strategy include the following:

- GENERATE CAPITAL. If the distress termination of the Company's defined benefit pension plan for which the Company has applied is completed (see
      Note 5 to the Notes to Consolidated Financial Statements), the Company's 2003 funding requirements to the plan could be eliminated, in which case management believes that existing cash and short term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2003. However, additional capital will be necessary to fund the current business plan and other obligations and to operate beyond December 2003. While the Company is actively considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will eliminate the 2003 funding requirements for the defined benefit pension plan or be able to obtain additional funding on acceptable terms or at all.

- GROW PUBLICARD BUSINESS THROUGH ACQUISITIONS. An important element of the Company's new strategic plan involves the acquisition of businesses in areas outside the technology sectors in which the Company has recently been engaged, so as to diversify its asset base. The Company made a series of successful acquisitions in the 1980's and early 1990's and will endeavor to replicate this success by seeking out businesses meeting a targeted profile. Implementation of this plan will require the Company to obtain funding. However, there can be no assurance that the Company will be able to obtain funding on acceptable terms or at all.

- EXPAND INFINEER MARKET REACH. Management believes that Infineer can expand the market reach of its smart card platform solutions by forming strategic marketing and distribution relationships with a number of key industry players both in the United Kingdom and elsewhere. Infineer has a strong market position in the United Kingdom ("UK") educational sector, and to a lesser extent in the UK corporate market, and intends on leveraging this market position to select markets outside of the U.K.

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

PUBLICARD PRODUCTS AND SOLUTIONS

      PubliCARD designs and develops smart card software and hardware solutions for campus environments. The Company's solutions facilitate card-based payment for a wide variety of services typically found on both corporate and education sites. The Company's products and solutions include the following:

- CHIPNET. The Company provides transaction solutions using a single smart card that facilitate smart card based payments for a wide variety of services typically found on both corporate and educational sites. Implementing a cashless system has many benefits including improved cash flow, enhanced service levels and superior management information. Uniquely adapted to the campus environment and users, ChipNet enables identification, payment at cafeterias, vending machines, photocopiers and printers, and network access to PCs. ChipNet also integrates with third party library management, campus wide access control and time and attendance tracking. The ChipNet solution comprises application software, hardware and smart cards.

      On ChipNet sites, card holders load money onto an Infineer multi-application smart card. The card can then be used to pay for cafeteria and vending machine purchases, as well as for copier and networked printer usage. Each time a transaction takes place, all details are recorded, such as the date and time, user and item purchased. These are then processed by a robust back office software package, utilizing a powerful tracking tool that delivers accurate management information on sales and card activity. As the ChipNet solution is based around an open database platform, integration with third party cards, applications and electronic purses can be facilitated quickly and easily. ChipNet is currently installed in over 110 educational and corporate sites, primarily in the United Kingdom.

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

- LICENSED TECHNOLOGY. PubliCARD licenses smart card reader and chip technology to an independent third party. The Company does not expect the revenue stream from the license agreement, which will expire in March 2004, to be significant in the future. PubliCARD developed a line of chips that provide solutions for adding smart card support to a variety of OEM products such as cable set-top boxes, Internet appliances, personal computers and keyboards. These solutions drive the smart card reader in any smart card accepting device, enabling any smart card application and payment transactions to take place. PubliCARD's chips were designed to drive and manage these smart card readers by reading the chip embedded in the card and permitting the stored data to access the proper application. PubliCARD also developed intelligent smart card readers designed for electronic commerce, financial services, access control, security, and a variety of other applications. The reader line included a laptop reader as well as desktop solutions with either a serial or USB interface.

SALES AND MARKETING

      PubliCARD sells and distributes its products through a range of distribution channels, including value-added resellers, value-added distributors and other distributors. PubliCARD also sells and distributes its products directly to end-users in the United Kingdom through its direct sales force. PubliCARD has approximately 19 employees directly engaged in the sale, distribution and support of its products in the UK and is represented by 15 independent distributors and resellers.

      In support of its sales strategies, PubliCARD also makes use of direct mail campaigns to its customers, advertising in targeted trade media and at trade shows and conferences. PubliCARD intends to continue seeking to form strategic relationships with key industry players to provide it with access to leading edge technology, marketing and sales leverage, and access to key customers and accounts.

RESEARCH AND DEVELOPMENT

      Research and development is a key element to PubliCARD's future success and competitive position. PubliCARD develops an annual technology development plan as an integral part of its business planning process. This plan identifies new areas requiring development in support of identified business opportunities, as well as a program of maintenance and enhancement for PubliCARD's existing solutions.

      PubliCARD's product development is organized to quickly bring products from concept to product introduction. PubliCARD's future success will depend upon its ability to enhance existing products and to develop and to introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results -- Our future success depends on our ability to keep pace with technological changes and introduce new products in a timely manner."

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

      The market for smart card technology solutions is new, intensely competitive and rapidly evolving. PubliCARD expects competition to continue to increase both from existing competitors and new market entrants. PubliCARD's primary competition currently comes from or is anticipated to come from companies offering campus environment solutions, including small value electronic cash systems and database management solutions, such as Girovend, MARS, Cunninghams, Uniware, Diebold, and Schlumberger.

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

      PubliCARD currently has various trademarks and trademark applications registered and pending in the

United States. PubliCARD will continue to evaluate the registration of additional trademarks as it deems appropriate. While PubliCARD currently has a number of patents issued and various patent applications pending, it doesn't believe that these patents are of benefit to current operations. There can be no assurance that any new patents will be issued, that PubliCARD will develop proprietary products or technologies that are patentable, that any issued patent will provide PubliCARD with any competitive advantages or will not be challenged by third parties or that the patents of others will not have a material adverse effect on PubliCARD's business and operating results.

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

EMPLOYEES

      As of March 14, 2003, PubliCARD had approximately 50 employees, of which 19 are involved in sales, marketing and support, 9 in product development, and 11 in manufacturing. The Company considers its employee relations to be good.

SEGMENT INFORMATION

      As a result of the disposition of certain operations and because the Company operates in one industry, that being the deployment of smart card solutions for educational and corporate sites, the Company reports as a single segment. Sales by geographical areas for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

                                             2002        2001       2000
                                             ----        ----       ----
     United States                          $ 1,029    $ 1,727    $ 1,160
     Europe                                   3,445      3,671      4,029
     Rest of world                              131        254        354
                                            -------    -------    -------
                                            $ 4,605    $ 5,652    $ 5,543
                                            =======    =======    =======

      The Company has operations in the United States and United Kingdom. Identifiable assets by country as of December 31, 2002, 2001 and 2000 are as follows (in thousands):

                                             2002        2001      2000
                                             ----        ----      ----
      United States                         $ 4,842    $12,037    $25,547
      United Kingdom                          2,235      2,557      2,866
                                            -------    -------    -------
                                            $ 7,077    $14,594    $28,413
                                            =======    =======    =======

      See also the Company's Financial Statements beginning on page F-1.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 HEREIN)

      The following table sets forth information about the executive officers of the Company as of March 15, 2003. The business address of each executive officer is the address of the Company, 620 Fifth Avenue, New York, New York 10020.

             Name                         Age               Office and Position

        Harry I. Freund                   63                Director, Chairman of the Board
                                                            and Chairman

        Jay S. Goldsmith                  59                Director, Vice Chairman of the
                                                            Board and Vice Chairman

        Antonio L. DeLise                 41                Director,   President,   Chief  Executive  Officer,  Chief
                                                            Financial Officer and Secretary

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

      Mr. DeLise, joined the Company in April 1995 as Vice President, Chief Financial Officer and Secretary. He was appointed to the Board of Directors in July 2001 and was elected to the additional posts of President in February 2002 and Chief Executive Officer in August 2002.

ITEM 2.  PROPERTIES

      The Company leases the following facilities, which are believed to be adequate for its present needs.

                                                                            YEAR OF LEASE       SQUARE
    PREMISES                           PURPOSE                                EXPIRATION        FOOTAGE
    --------                           -------                                ---------         -------

New York, NY                  Executive offices for PubliCARD                    2004             4,500
Bangor, Northern              Office and manufacturing                           2008            12,000
 Ireland

      The Company and Balfour are parties to an agreement, dated as of October 26, 1994, with respect to a portion of the office space leased by the Company in New York City. The Chairman and Vice Chairman of the Company are the only shareholders of Balfour. The term of the agreement commenced on January 1, 1995 and will expire on June 30, 2004, unless sooner terminated pursuant to law or the terms of the agreement. The agreement provides for Balfour to pay to the Company a portion of the rent paid by the Company under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. Effective March 1, 2002, Balfour's share of rent and other costs was 50% of the total costs incurred. The base rent payable by Balfour under the agreement is approximately $11,000 per month.

ITEM 3.  LEGAL PROCEEDINGS

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

      Notice of the commencement of this action has been given to the Company's directors and officers liability insurance carriers. The Company believes it has meritorious defenses to the allegations and intends to defend vigorously. In November 2002, the Company and the individual defendants served with the action filed a demurrer seeking the dismissal of six of the plaintiffs' nine purported causes of action. In January 2003, the court ruled in favor of the demurrer and dismissed the entire complaint. The plaintiffs were granted the right to replead and subsequently filed an amended complaint in February 2003. The Company and individual defendants filed a second demurrer in March 2003. The lawsuit is in the early stages. There has been no discovery and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damage, or range of damages, if any, that the Company might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to the Company, it could have a material adverse effect on the Company's operations, cash flow and financial position. Through December 31, 2002, the Company has incurred approximately $200,000 in defense costs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      On December 17, 2002, an annual meeting of shareholders of the Company was held at which directors were elected to serve until their successors shall have been elected and shall have qualified. The appointment of Deloitte & Touche LLP as the Company's outside auditors for the year ending December 31, 2002 was also ratified. The voting results were as follows:

          Election of directors           For         Against         Abstain
          ---------------------           ---         -------         -------
          Harry I. Freund              15,766,314          --        1,142,252
          Jay S. Goldsmith             15,766,014          --        1,142,552
          Clifford B. Cohn             15,733,564          --        1,135,002
          L.G. Schafran                15,773,864          --        1,134,702
          Emil Vogel                   15,733,664          --        1,134,902
          Antonio L. DeLise            15,733,864          --        1,134,702

         Ratification of auditors      16,713,264     184,816           10,504

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) PubliCARD's common stock was listed on the Nasdaq National Market from December 22, 1998 to May 1, 2002. Effective May 2, 2002, the listing of PubliCARD common stock was transferred to the Nasdaq SmallCap Market. The following table sets forth the high and low closing sale prices of PubliCARD's common stock, as reported by the Nasdaq System, for the calendar periods indicated (in dollars):

                                 2002                  2001
                                 ----                  ----
                            HIGH       LOW        HIGH       LOW
      First Quarter          .27       .09        2.875     1.437
      Second Quarter         .52       .11        1.63       .85
      Third Quarter          .26       .10         .88       .25
      Fourth Quarter         .31       .08         .45       .24

      On March 19, 2003, the Company received a Nasdaq Staff Determination letter indicating that the Company failed to comply with the minimum bid price requirement for continued listing on the Nasdaq SmallCap Market and that the Company's common stock is therefore subject to delisting. The board of directors of the Company decided not to appeal the delisting determination. Effective March 28, 2003, the Company's common stock will no longer be traded on the Nasdaq SmallCap Market. The Company expects that on March 28, 2003 its common stock will begin trading on the OTC Bulletin Board. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results - Our stock is being delisted from the Nasdaq System."

(b) There were approximately 2,400 registered holders of record of common stock of the Company as of March 17, 2003.

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

ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data of the Company presented below for the five year period ended December 31, 2002 have been derived from the consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

                                                        Year Ended December 31
                                       -------------------------------------------------------
                                         2002        2001        2000        1999        1998
                                         ----        ----        ----        ----        ----
                                                  (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales                              $  4,605    $  5,652    $  5,543    $  1,930    $     3
Cost of sales                             2,455       2,875       2,913         978          7
Inventory adjustment                         --       1,661          --          --         --
                                       --------    --------    --------    --------    -------
     Gross margin                         2,150       1,116       2,630         952         (4)
                                       --------    --------    --------    --------    -------

Operating expenses:
     General and administrative           3,235       4,625       6,664       5,713      3,694
     Sales and marketing                  1,877       3,413       7,562       2,862         21
     Product development                    605       2,442       4,364       1,318         53
     In-process research and
         development                         --          --          --          --      2,800
     Stock compensation expense              --          86       1,116       2,759        145
     Amortization of goodwill and
          intangibles                       576       1,824       2,638       1,749        128
     Impairment of goodwill
         and intangibles                  1,365          --          --          --         --
     Repositioning and other special
         charges                             --       5,656          --       1,895         --
                                       --------    --------    --------    --------    -------
                                          7,658      18,046      22,344      16,296      6,841
                                       --------    --------    --------    --------    -------
     Loss from operations                (5,508)    (16,930)    (19,714)    (15,344)    (6,845)
                                       --------    --------    --------    --------    -------

Other income (expenses):
     Interest income                         71         476         936         561        528
     Interest expense                       (39)        (65)       (100)       (158)      (191)
     Cost of retirement benefits -
         non-operating                     (795)       (788)       (812)     (1,028)      (846)
     Write-down of minority
          investment                     (2,068)         --          --          --         --
     Other (expense) income                  80         136          15        (751)    (1,023)
                                       --------    --------    --------    --------    -------
                                         (2,751)       (241)         39      (1,376)    (1,532)
                                       --------    --------    --------    --------    -------
Loss from continuing operations          (8,259)    (17,171)    (19,675)    (16,720)    (8,377)
                                       --------    --------    --------    --------    -------

Discontinued operations:
     Income (loss) from
         discontinued operations             --          --          --     (13,999)     2,302
     Gain (loss) on disposition of
         discontinued operations          1,066       2,350       4,275      (5,000)        --
                                       --------    --------    --------    --------    -------
     Net loss                          $ (7,193)   $(14,821)   $(15,400)   $(35,719)   $(6,075)
                                       ========    ========    ========    ========    =======

Basic and diluted earnings (loss)
 per common share:
   Continuing operations               $   (.34)   $   (.71)   $   (.84)   $    .88)   $  (.61)
   Discontinued operations                  .04         .10         .18       (1.00)       .17
                                       --------    --------    --------    --------    -------
                                           (.30)   $   (.61)   $   (.66)   $  (1.88)   $  (.44)
                                       ========    ========    ========    ========    =======

                                                         As of December 31
                                       -------------------------------------------------------
                                         2002        2001        2000        1999        1998
                                         ----        ----        ----        ----        ----
                                                            (in thousands)
BALANCE SHEET DATA:
Working capital (deficiency)           $  (548)    $ 2,631     $13,168     $23,889     $23,420
Total assets                             7,939      17,397      37,179      45,488      36,875
Other non-current liabilities            4,990       5,328       6,010       6,674       7,689
Shareholders' equity                    (1,002)      7,484      23,578      30,399      21,917

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles". In accordance with the guidelines of this statement, goodwill and definite lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis.

No dividends on common shares have been declared or paid during the last five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      PubliCARD was incorporated in the Commonwealth of Pennsylvania in 1913. PubliCARD entered the smart card industry in early 1998, and began to develop solutions for the conditional access, security, payment system and data storage needs of industries utilizing smart card technology. In 1998 and 1999, the Company made a series of acquisitions to enhance its position in the smart card industry. In March 2000, PubliCARD's Board of Directors (the "Board"), together with its management team, determined to integrate its operations and focus on deploying smart card solutions, which facilitate secure access and transactions. To effect this new business strategy, in March 2000, the Board adopted a plan of disposition pursuant to which the Company divested its non-core operations. See
Note 9 to the Consolidated Financial Statements for a discussion on the disposition plan.

      In July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board decided to shift the Company's strategic focus. While the Board remained confident in the long-term prospects of the smart card business, the timing of public sector and corporate initiatives in wide-scale, broadband environments utilizing the Company's smart card reader and chip products had become more uncertain. Given the lengthened time horizon, the Board did not believe it would be prudent to continue to invest the Company's current resources in the ongoing development and marketing of these technologies. Accordingly, the Board determined that shareholders' interests will be best served by pursuing strategic alliances with one or more companies that have the resources to capitalize more fully on the Company's smart card reader and chip-related technologies. In connection with this shift in the Company's strategic focus, workforce reductions and other measures were implemented to achieve cost savings. See Note 10 to the Consolidated Financial Statements for a discussion on the repositioning charge associated with this action.

      At present, PubliCARD's sole operating activities are conducted through its Infineer Ltd. ("Infineer") subsidiary, which designs smart card platform solutions for educational and corporate sites. The Company's future plans revolve around a potential acquisition strategy that would focus on businesses in areas outside the high technology sector while continuing to support the expansion of the Infineer business. However, the Company will not be able to implement such plans unless it is successful in obtaining additional funding, as to which no assurance can be given.

      PubliCARD's financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Consolidated Financial Statements, the Company has incurred operating losses, has a working capital deficiency and requires additional capital to meet its obligations and accomplish the Company's business plan, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company's failure to obtain funding or inability to continue as a going concern.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

      SALES. Revenues are generated from product sales, technology and software license fees, installation and maintenance contracts. Consolidated sales decreased to $4.6 million in 2002 compared to $5.7 for 2001. The 2001 figure included $1.0 million of revenues associated with the smart card reader and chip business, which the Company exited in July 2001. Sales related to smart card solutions for educational and corporate sites were comparable between years.

      GROSS MARGIN. Cost of sales consists primarily of material, personnel costs and overhead. Cost of sales in 2001 included an adjustment of $1.7 million for the write-off of inventories associated with the July 2001 repositioning action. Excluding the inventory adjustment, gross margin as a percentage of sales decreased to 47% in 2002 from 49% in 2001.

      SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel and travel costs, public relations, trade shows and marketing materials. Sales and marketing expenses were $1.9 million in 2002 compared to $3.4 million in 2001. The decrease in expense is attributed to the July 2001 repositioning action.

      PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of personnel and travel costs, independent consultants and contract engineering services. Product development expenses include expenses associated with the development of new products and enhancements to existing products. Product development expenses amounted to $605,000 in 2002 compared to $2.4 million in 2001. The decrease in expense is attributed to the July 2001 repositioning action.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance and accounting, human resources, risk management and legal. General and administrative expenses for the year ended December 31, 2002 decreased to $3.2 million from $4.6 million for 2001. The decrease in expense is mainly due to corporate cost containment initiatives.

      STOCK COMPENSATION EXPENSE. Stock-based compensation recorded in 2001 principally relates to the issuance of stock awards and a below market stock option grant to an executive hired in late 1999.

      AMORTIZATION OF GOODWILL AND INTANGIBLES. In accordance Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), no amortization expense for goodwill will be recorded in current and future periods. Goodwill and other intangibles will be subject to an annual review for impairment or earlier if circumstances or events indicate that impairment has occurred. This may result in future write-downs or the write-off of such assets. Amortization expense in 2002 relates to the continuing amortization of definite lived intangibles. As such, amortization expense decreased from $1.8 million in 2001 to $576,000 in 2002.

      IMPAIRMENT OF GOODWILL AND INTANGIBLES. The Company performed an initial review for impairment of goodwill as of January 1, 2002 and determined that no impairment existed at that date. The Company determined the fair value of its sole reporting unit primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relied primarily on the implied fair value using a multiple of revenues for several entities with comparable operations and economic characteristics. Significant assumptions used in the discounted cash valuation included estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor.

      The Company performed its annual impairment test in the fourth quarter of 2002 and determined that goodwill had been impaired. The Company determined the fair value primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relied primarily on the implied fair value using a multiple of revenues for an entity with comparable operations and economic characteristics. Significant assumptions used in the discounted cash valuation included estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor. Based on comparing the values derived from the two techniques to the carrying value of the reporting unit, the Company recorded a goodwill impairment loss of $364,000 in the fourth quarter of 2002. The Company attributes the impairment loss to the value of the comparable entity that was sold in late 2002, the significant 2002 operating loss for the reporting unit and lower forecasted revenue growth due to the continued overall decline in technology spending and a shortage of capital available to invest in the reporting unit. On an ongoing basis, the Company expects to perform its annual impairment test during the fourth quarter absent any interim impairment indicators.

      In the fourth quarter of 2002, the Company determined that its intangible assets had been impaired and recorded an impairment loss of $1.0 million. The Company attributes the impairment loss to the significant 2002 operating loss for the reporting unit and lower forecasted revenue growth due to a continued overall decline in technology spending and a shortage of capital available to invest in the reporting unit.

      OTHER INCOME AND EXPENSE. Interest income decreased to $71,000 from $476,000 in the prior year principally due to lower investment balances. Cost of pensions, which represents amounts related to discontinued product lines and related plant closings in prior years, principally relates to pension expense associated with the Company's frozen defined benefit pension plan. In addition, in 2002 other expenses included a $2.1 million charge for an impairment of the Company's minority investment in TecSec. The Company attributes the impairment to a general decline in valuations of technology entities, the difficulties in raising capital and TecSec's recurring operating losses.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      SALES. Consolidated sales increased to $5.7 million in 2001 compared to $5.5 million for 2000. The increase is primarily attributed to sales of smart card readers for security applications.

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

      AMORTIZATION OF GOODWILL AND INTANGIBLES. Goodwill and intangibles are amortized on a straight-line basis over five years. Amortization decreased to $1.8 million in 2001 from $2.6 million in 2000 due to the write-off of the remaining goodwill and intangibles associated with the smart card reader and chip business in the second quarter of 2001.

      REPOSITIONING CHARGE. As discussed above in July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board decided to shift the Company's strategic focus. The Company recorded a charge aggregating $7.3 million in the second and third quarters of 2001 associated with the departure from the smart card reader and chip business. The charge consisted of write-offs of goodwill and intangibles of $4.1 million and fixed assets of $554,000, an inventory realizability adjustment of $1.7 million (included in cost of sales) as a result of the business closure, and severance and other costs of $1.0 million principally related to the termination of 36 employees. The repositioning activities were substantially completed by December 31, 2001.

      OTHER INCOME AND EXPENSE. Interest income decreased to $476,000 from $936,000 in the prior year due to lower interest rates and investment balances. Interest expense principally relates to interest on the remaining environmental obligation and decreased to $65,000 in 2001 from $100,000 in 2000. Cost of pensions principally relates to pension expense associated with the Company's frozen defined benefit pension plan.

LIQUIDITY

      The Company has financed its operations over the last three years primarily through the sale of capital stock and the sale of non-core businesses. During the year ended December 31, 2002, cash, including short-term investments, decreased by $3.2 million to $1.3 million as of December 31, 2002.

      Operating activities utilized cash of $5.1 million in 2002 and principally consisted of the net loss of $7.2 million plus a non-cash gain on discontinued operations of $1.1 million offset by $2.1 million minority investment impairment, a decrease in assets and liabilities of $1.0 million, an impairment of goodwill and intangibles of $1.4 million and depreciation and amortization of $781,000.

      Investing activities provided cash of $1.9 million in 2002 and consisted principally of the release of escrowed funds in connection with previously discontinued operations offset in part by capital expenditures.

      The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow in 2003 and beyond. In addition to funding operating and capital requirements and corporate overhead, future uses of cash include the following:

      - The Company sponsors a defined benefit pension plan, which was frozen in 1993. As of December 31, 2002, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $6.1 million. The annual required contribution to the plan is expected to be approximately $1.5 million in 2003. Since the plan is significantly underfunded, absent some action by the Company, the annual contribution requirements beyond 2003 would continue to be significant. In view of its financial condition, in January 2003, the Company filed a notice with the Pension Benefit Guaranty Corporation ("PBGC") seeking a "distress termination" of the Plan. If the PBGC determines that the Company meets one of the tests for such a termination, the Plan will terminate and the PBGC will become responsible for meeting future retirement obligations to participants (within certain limitations). The Company would be liable to the PBGC for the amount of the unfunded guaranteed benefit obligation. The Company believes that on a termination basis, the Plan's liabilities could exceed the value of its assets by in excess of $7.0 million. In addition, the Company did not make the required quarterly contribution of approximately $253,000 that was due on January 15, 2003. The Company has initiated discussions with the PBGC concerning the termination of the Plan and its repayment obligation to the PBGC if the Plan is terminated (including the timing of its repayment obligation). It is not possible to predict the outcome of such discussions.

      - The Company and certain current and former officers are defendants in a lawsuit alleging, among other things, misrepresentation and securities fraud. The Company believes that it has meritorious defenses to the allegations and intends to defend itself vigorously. The cost of defending against this action could be significant, and if the Company is not successful in defending itself, the Company may be required to pay the plaintiff's damages, which could have a material adverse effect on the Company's business and operations.

      - The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next six years. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are $422,000 in 2003, $210,000 in 2004, $64,000 in 2005, $55,000 in 2006, $55,000 in
            2007 and $40,000 thereafter.

      The Company will need to raise additional capital that may not be available to it. If the distress termination of the Company's defined benefit pension plan for which the Company has applied is completed (see Note 5 to the Notes to Consolidated Financial Statements), the Company's 2003 funding requirements to the plan could be eliminated, in which case management believes that existing cash and short term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2003. However, additional capital will be necessary in order to operate beyond December 2003 and to fund the current business plan and other obligations. While the Company is actively considering various funding alternatives, it has not secured or entered into any arrangements to obtain additional capital. There can be no assurance that the Company will eliminate the 2003 funding requirements for the defined benefit pension plan or be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it may not be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which could have a material adverse effect on its business and results of operations.

      The Company currently has no capacity for commercial debt financing. Should such capacity become available it may be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, and continued operating losses. Borrowings may also involve covenants limiting or restricting its operations or future opportunities.

      As a result of a failure to meet certain continuing listing requirements of the Nasdaq National Market ("National Market"), the Company transferred the listing of its common stock to the Nasdaq SmallCap Market ("SmallCap Market") effective May 2, 2002. On March 19, 2003, the Company received a Nasdaq Staff Determination letter indicating that the Company failed to comply with the minimum bid price requirement for continued listing on the SmallCap Market and that the Company's common stock is therefore subject to delisting. The board of directors of the Company decided not to appeal the delisting determination. Effective March 28, 2003, the Company's common stock will no longer be traded on the Nasdaq SmallCap Market. The Company expects that on March 28, 2003 its common stock will begin trading on the OTC Bulletin Board. As a result of the delisting, the liquidity of the common stock may be adversely affected. This could impair the Company's ability to raise capital in the future. If additional capital is raised through the issuance of equity securities, the Company's stockholders' percentage ownership of the common stock will be reduced and stockholders may experience dilution in net book value per share, or the new equity securities may have rights, preferences or privileges senior to those of its common stockholders.

      If the Company's liquidity does not improve, it may be unable to continue as a going concern and could seek bankruptcy protection. Such an event may result in the Company's common and preferred stock being negatively affected or becoming worthless. The auditors' report on the Company's Consolidated Financial Statements for the year ended December 31, 2002 contains an emphasis paragraph concerning substantial doubt about the Company's ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

      The Company's significant accounting policies are more fully described in the Notes to the Company's Consolidated Financial Statements. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventories, valuation of investments and goodwill and intangibles and pension accounting to be critical policies due to the estimation processes involved.

      REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE. Revenue from product sales and technology and software license fees is recorded upon shipment if a signed contract exists, the fee is fixed and determinable, the collection of the resulting receivable is probable and the Company has no obligation to install the product or solution. If the Company is responsible for installation, revenue from product sales and license fees is recognized upon client acceptance or "go live" date. Revenue from maintenance and support fees is recognized ratably over the contract period. Provisions are recorded for estimated warranty repairs and returns at the time the products are shipped. Should changes in conditions cause management to determine that revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

      VALUATION OF INVESTMENTS. The Company periodically assesses the carrying value of its minority-owned investments for impairment. This assessment is based upon a review of operations and indications of continued viability, such as subsequent rounds of financing. As discussed in Note 2 to the Consolidated Financial Statements, during 2002 the Company made a determination that its minority-owned investments in TecSec and Mako were impaired. While management believes that the adjusted carrying value of its investment in TecSec is fairly stated, future circumstances could affect the valuation.

      IMPAIRMENT OF GOODWILL AND INTANGIBLES. Effective January 1, 2002, the Company adopted SFAS No. 142. In accordance with the guidelines of this statement, goodwill and indefinite lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment. The Company performed an initial review for impairment of goodwill as of January 1, 2002 and determined that no impairment existed at that date. The Company determined the fair value of its sole reporting unit primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relied primarily on the implied fair value using a multiple of revenues for several entities with comparable operations and economic characteristics. Significant assumptions used in the discounted cash valuation included estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor.

      The Company performed its annual goodwill impairment test in the fourth quarter of 2002 and determined that goodwill had been impaired. The Company determined the fair value primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relied primarily on the implied fair value using a multiple of revenues for an entity with comparable operations and economic characteristics. Significant assumptions used in the discounted cash valuation included estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor. Based on comparing the values derived from the two techniques to the carrying value of the reporting unit, the Company recorded a goodwill impairment loss of $364,000 in the fourth quarter of 2002. The Company attributes the impairment loss to the value of a comparable entity that was sold in a transaction in late 2002, the significant 2002 operating loss for the reporting unit and lower forecasted revenue growth due to a continued overall decline in technology spending and a shortage of capital available to invest in the reporting unit. On an ongoing basis, the Company expects to perform its annual impairment test during the fourth quarter absent any interim impairment indicators.

      Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the net realizable of the asset. In the fourth quarter of 2002, the Company determined that its intangible assets had been impaired and recorded an impairment loss of $1.0 million. The Company attributes the impairment loss to the significant 2002 operating loss for the reporting unit and lower forecasted revenue growth due to a continued overall decline in technology spending and a shortage of capital available to invest in the reporting unit.

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

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment, or earlier if circumstances or events indicate that impairment may have occurred, based on the specific guidance of this statement. This may result in future write-downs or the write-off of such assets. In addition, this statement requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the non-amortization and amortization provisions of this statement. The Company adopted this statement on January 1, 2002. The Company completed the initial impairment test in the first quarter of 2002, which did not result in an impairment of goodwill. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Consolidated Statements of Operations do not reflect the effect of SFAS No. 142 and, accordingly, 2001 and 2000 included goodwill amortization expense of $1.1 million and $1.7 million, respectively. Excluding goodwill amortization, the pro forma net loss for 2001 and 2000 was $13.7 million and $13.7 million or $.57 and $.59 per share, respectively.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of

Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the first quarter of fiscal 2002, which did not have an effect on the Company's results of operations or financial position.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a material effect on its Consolidated Financial Statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company. See Note 1 to the Consolidated Financial Statements. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, WE HAVE ONGOING FUNDING OBLIGATIONS AND WE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US, ALL OF WHICH COULD LEAD US TO SEEK BANKRUPTCY PROTECTION. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 2000, 2001 and 2002 of approximately $19.7 million, $17.2 million and $8.3 million, respectively. In addition, we experienced negative cash flow from continuing operating activities of $18.7 million, $12.2 million and $5.1 million in 2000, 2001 and 2002, respectively, and have a working capital deficiency of $548,000 as of December 31, 2002.

      We sponsor a defined benefit pension plan (the "Plan"), which was frozen in 1993. As of December 31, 2002, the present value of the accrued benefit liabilities of our pension plan exceeded the Plan's assets by approximately $6.1 million. The annual required contribution to the Plan is expected to be $1.5 million for 2003 and if the Plan is continued, we will be obligated to make continued contributions in accordance with the Employee Retirement Income Security Act of 1974. Since the Plan is significantly underfunded, absent some action by us, we expect that the annual contribution requirements beyond 2003 will continue to be significant. Future contribution levels depend in large measure on the mortality rate of plan participants, discount rate and the expected return on the plan assets. In April 2002, we failed to make the required quarterly contribution to the Plan due April 15, 2002, in the amount of $253,000. We paid this required contribution on June 11, 2002. Quarterly contributions of $253,000 each were made on a timely basis in July 2002 and October 2002. In view of our financial condition, in January 2003, we filed a notice with the Pension Benefit Guaranty Corporation ("PBGC") seeking a "distress termination" of the Plan and did not make the quarterly contribution of approximately $253,000 due on January 15, 2003. If the PBGC determines that we meet one of the tests for such termination, the Plan will terminate and the PBGC will become responsible for meeting future retirement obligations to participants (within certain limitations). We would be liable to the PBGC for the amount of the unfunded benefit obligation. We believe that, on a termination basis, the Plan's liabilities could exceed the value of its assets by in excess of $7.0 million. We have initiated discussions with the PBGC concerning the termination of the Plan and our repayment obligation to the PBGC if the Plan is terminated (including the timing of our repayment obligation). It is not possible to predict the outcome of such discussions.

      We and certain current and former officers are defendants in a lawsuit alleging, among other things, misrepresentation and securities fraud. We believe that we have meritorious defenses to the allegations and intend to defend ourselves vigorously. The cost of defending against this action could be significant, and if the Company is not successful in defending itself, the Company may be required to pay the plaintiff's damages, which could have a material adverse effect on the Company's business and operations. See "We are unable to predict the extent to which the resolution of lawsuits pending against us could adversely affect our business". In addition, we have future non-cancelable operating lease obligations for office space, vehicles and office equipment aggregating $846,000.

      We will need to raise additional capital that may not be available to us. If the distress termination of our defined benefit pension plan for which we have applied is completed, our 2003 funding requirements discussed above could be eliminated, in which case, we believe that existing cash and short term investments may be sufficient to meet our operating and capital requirements at the currently anticipated level through December 31, 2003. However, additional capital will be necessary in order to operate beyond December 2003 and to fund the current business plan and other obligations. While we are actively considering various funding alternatives, no arrangement to obtain additional funding has been secured or entered into. There can be no assurance that we will eliminate the 2003 funding requirements for the defined benefit pension plan or be able to obtain additional funding, on acceptable terms or at all. If we cannot raise additional capital to continue at our present level of operations we may not be able to meet our obligations, take advantage of future acquisition opportunities or further develop or enhance our product offering, any of which could have a material adverse effect on our business and results of operations and could lead us to seek bankruptcy protection. The auditors' reports on the Company's Consolidated Financial Statements for the years ended December 31, 2001 and 2002 contained an emphasis paragraph concerning substantial doubt about the Company's ability to continue as a going concern.

      We currently have no capacity for commercial debt financing. Should such capacity become available to us, we may be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, and continued operating losses. Borrowings may also involve covenants limiting or restricting our operations or future opportunities.

      OUR STOCK IS BEING DELISTED FROM THE NASDAQ SYSTEM. On February 14, 2002, we received a notice from The Nasdaq Stock Market ("Nasdaq") that our common stock had failed to maintain a minimum closing bid price of $1.00 over the last 30 consecutive trading days as required by National Market rules. We received a second notice on February 27, 2002, that our common stock also failed to maintain a market value of public float of $5 million.

      In accordance with the Nasdaq rules, we were required to regain compliance with the National Market minimum bid price requirement and with the market value of public float requirement by May 2002. Since our common stock continued to trade significantly below $1.00, in April 2002, we filed an application to transfer the listing of our common stock to the SmallCap Market. The application was approved and our common stock listing was transferred to the SmallCap Market effective May 2, 2002. The SmallCap Market also has a minimum bid price requirement of $1.00. We qualified for an extended grace period to comply with the SmallCap Market's $1.00 minimum bid price requirement, which extended the delisting determination by Nasdaq until February 10, 2003.

      On March 19, 2003, we received a Nasdaq Staff Determination letter indicating that we failed to comply with the minimum bid price requirement for continued listing on the SmallCap Market and that our common stock is therefore subject to delisting. Our board of directors decided not to appeal the delisting determination. Effective March 28, 2003, our common stock will no longer be traded on the SmallCap Market. We expect that on March 28, 2003, our common stock will begin trading on the OTC Bulletin Board.

      As a result of the delisting, the liquidity of our common stock may be materially adversely affected. Also, there is no certainty that market makers will choose to make a market for our common stock on the OTC Bulletin Board. This could impair our ability to raise capital in the future. There can be no assurance that we will be able to obtain additional funding, on acceptable terms or at all. If we cannot raise additional capital to continue at our present level of operations we may not be able to meet our obligations, take advantage of future acquisition opportunities or further develop or enhance our product offering, any of which could have a material adverse effect on our business and results of operations and could lead us to seek bankruptcy protection.

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

      Notice of the commencement of this action has been given to our directors and officers liability insurance carriers. We believe we have meritorious defenses to the allegations and we intend to defend ourselves vigorously. In November 2002, we and the individual defendants served with the action filed a demurrer seeking the dismissal of six of the plaintiffs' nine purported causes of action. In January 2003, the court ruled in favor of the demurrer and dismissed the entire complaint. The plaintiff has the right to replead and subsequently filed an amended complaint in February 2003. We and individual defendants filed a second demurrer in March 2003. The lawsuit is in the early stages. There has been no discovery and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damage, or range of damages, if any, that we might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to us, it could have a material adverse effect on our operations, cash flow and financial position. Through December 31, 2002, the Company has incurred approximately $200,000 in defense costs.

      WE FACE RISKS ASSOCIATED WITH ACQUISITIONS. An important element of our new strategic plan involves the acquisition of businesses in areas outside the technology sectors in which we have recently been engaged, so as to diversify our asset base. However, we will only be able to engage in future acquisitions if we are successful in obtaining additional funding, as to which no assurance can be given. Acquisitions would require us to invest financial resources and may have a dilutive effect on our earnings or book value per share of common stock. We cannot assure you that we will consummate any acquisitions in the future, that any financing required for such acquisitions will be available on acceptable terms or at all, or that any past or future acquisitions will not materially adversely affect our results of operations and financial condition.

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

      OUR TECSEC INVESTMENT MAY BE IMPAIRED OR SUBJECT TO A SIGNIFICANT WRITE-DOWN IN THE FUTURE. As of December 31, 2002, after recording an impairment charge of $2.1 million in the third quarter of 2002, the carrying value of our investment in TecSec, a privately held company, was $3.0 million. This investment has been accounted for at cost and could be subject to write-down in future periods if it is determined that the investment is permanently impaired and not recoverable. TecSec is currently evaluating alternative sources of financing to meet ongoing capital and operating needs. If TecSec is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, our investment in TecSec could be further impaired and subject to an additional significant write-down.

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

      WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in our business. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business. For the year ended December 31, 2002, one customer represented approximately 10% of our sales. Amounts due from a second customer represented approximately 12% of the accounts receivable balance as of December 31, 2002.

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

      We cannot assure you that competitive pressures will not have a material adverse effect on our business and operating results. Many of our current and potential competitors have longer operating histories and significantly greater financial, technical, sales, customer support, marketing and other resources, as well as greater name recognition and a larger installed base of their products and technologies than our company. Additionally, there can be no assurance that new competitors will not enter our markets. Increased competition would likely result in price reductions, reduced margins and loss of market share, any of which could have a material adverse effect on our business and operating results.

      Our primary competition currently comes from companies offering closed environment solutions, including small value electronic cash systems and database management solutions, such as Girovend, MARS, Cunninghams, Uniware, Diebold and Schlumberger.

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

      OUR LONG PRODUCT SALES CYCLES SUBJECT US TO RISK. Our products fall into two categories; those that are standardized and ready to install and use and those that require significant development efforts to implement within the purchasers' own systems. Those products requiring significant development efforts tend to be newly developed technologies and software applications that can represent major investments for customers. We are subject to potential customers' internal review processes and systems requirements. The implementation of some of our products involves deliveries of small quantities for pilot programs and significant testing by the customers before firm orders are received, or lengthy beta testing of software solutions. For these more complex products, the sales process may take one year or longer, during which time we may expend significant financial, technical and management resources, without any certainty of a sale.

      WE MAY BE LIMITED IN OUR USE OF OUR FEDERAL NET OPERATING LOSS CARRYFORWARDS. As of December 31, 2002, we had federal net operating loss carryforwards, subject to review by the Internal Revenue Service, totaling approximately $65.0 million for federal income tax purposes. The federal net operating loss carryforwards begin to expire in 2005. We do not expect to earn any significant taxable income in the next several years, and may not do so until much later, if ever. A federal net operating loss can generally be carried back two, three or five years and then forward fifteen or twenty years (depending on the year in which the loss was incurred), and used to offset taxable income earned by a company (and thus reduce its income tax liability).

      Section 382 of the Internal Revenue Code provides that when a company undergoes an "ownership change," that company's use of its net operating losses is limited in each subsequent year. An "ownership change" occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company's stock as compared to that shareholder's lowest percentage ownership during the preceding three-year period exceeds fifty percentage points. For purposes of this rule, certain shareholders who own less than five percent of a company's stock are aggregated and treated as a single five-percent shareholder. We may issue a substantial number of shares of our stock in connection with public and private offerings, acquisitions and other transactions in the future, although no assurance can be given that any such offering, acquisition or other transaction will be effected. In addition, the exercise of outstanding options to purchase shares of our common stock may require us to issue additional shares of our common stock. The issuance of a significant number of shares of stock could result in an "ownership change." If we were to experience such an "ownership change," we estimate that virtually all of our available federal net operating loss carryforwards would be effectively unavailable to reduce our taxable income.

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

      We believe that establishing, maintaining and enhancing the Infineer brand name is essential to our business. We filed an application for a United States trademark registration and an application for service mark registration of our name and logo. We are aware of third parties that use marks or names that contain similar sounding words or variations of the "infi" prefix. In July 2002, we received a claim from a third party challenging the use of the Infineer name. We have reached an agreement in principle with this third party, subject to negotiation of definitive documentation, and believe this particular challenge should be resolved. As a result of this claim and other challenges which may occur in the future, we may incur significant expenses, pay substantial damages and be prevented from using the Infineer name. Use of a similar name by third parties may also cause confusion to our clients and confusion in the market, which could decrease the value of our brand and harm our reputation. We cannot assure you that our business would not be adversely affected if we are required to change our name or if confusion in the market did occur.

      THE NATURE OF OUR PRODUCTS SUBJECTS US TO PRODUCT LIABILITY RISKS. Our customers may rely on certain of our current products and products in development to prevent unauthorized access to digital content for financial transactions, computer networks, and real property. A malfunction of or design defect in certain of our products could result in tort or warranty claims. Although we attempt to reduce the risk of exposure from such claims through warranty disclaimers and liability limitation clauses in our sales agreements and by maintaining product liability insurance, we cannot assure you that these measures will be effective in limiting our liability for any damages. Any liability for damages resulting from security breaches could be substantial and could have a material adverse effect on our business and operating results. In addition, a well-publicized actual or perceived security breach involving our conditional access or security products could adversely affect the market's perception of our products in general, regardless of whether any breach is attributable to our products. This could result in a decline in demand for our products, which could have a material adverse effect on our business and operating results.

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

      OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISK ASSOCIATED WITH OPERATING IN FOREIGN MARKETS, INCLUDING FLUCTUATIONS IN CURRENCY EXCHANGE RATES, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION. Sales outside the U.S. represented approximately 78% of total sales for the year ended December 31, 2002. Because we derive a substantial portion of our business outside the United States, we are subject to certain risks associated with operating in foreign markets including the following:

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

      WE ARE SUBJECT TO GOVERNMENT REGULATION. Federal, state and local regulations impose various environmental controls on the discharge of chemicals and gases, which have been used in our past assembly processes and may be used in future processes. Moreover, changes in such environmental rules and regulations may require us to invest in capital equipment and implement compliance programs in the future. Any failure by us to comply with environmental rules and regulations, including the discharge of hazardous substances, could subject us to liabilities and could materially adversely affect our operations.

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

      The change of control agreements provide that, if the services of any person party to a change of control agreement are terminated within three years following a change of control, that individual will be entitled to receive, in a lump sum within 10 days of the termination date, a payment equal to 2.99 times that individual's average annual compensation for the shorter of the five years preceding the change of control and the period the individual received compensation from us for personal services. Assuming a change of control were to occur at the present time, payments in the following amounts would be required:
Mr. Harry I. Freund of $842,000 and Mr. Jay S. Goldsmith of $842,000. If any such payment, either alone or together with others made in connection with the individual's termination, is considered to be an excess parachute payment under the Internal Revenue Code, the individual will be entitled to receive an additional payment in an amount which, when added to the initial payment, would result in a net benefit to the individual, after giving effect to excise taxes imposed by Section 4999 of the Internal Revenue Code and income taxes on such additional payment, equal to the initial payment before such additional payment and we would not be able to deduct these initial or additional payments for income tax purposes.

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

      OUR STOCK PRICE IS EXTREMELY VOLATILE. The stock market has recently experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock has been highly volatile and is likely to continue to be volatile. The future trading price for our common stock will depend on a number of factors, including:

            - delisting of our common stock from the Nasdaq SmallCap Market effective March 28, 2003 (see "Our stock is being delisted from the Nasdaq System" above);

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

Market Risk

      We are exposed to market risk primarily through short-term investments and an overdraft facility. Our investment policy calls for investment in short-term, low risk instruments. As of December 31, 2002, short-term investments (principally U.S. Treasury bills) were $1.1 million. Due to the nature of these investments and amount of the overdraft facility ($138,000 at December 31, 2002), any decrease in rates would not have a material impact on our financial condition or results of operations.

Investment Risk
      As of December 31, 2002, the carrying value of our investment in TecSec, a privately held company, was $3.0 million after recording an impairment change of $2.1 million in the third quarter of 2002. This investment has been accounted for at cost and could be subject to write-downs in future periods if it is determined that the investment is permanently impaired and is not recoverable. TecSec is currently evaluating alternative sources of financing to meet ongoing capital and operating needs. If TecSec is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, our investment could be further impaired and subject to a significant additional write-down.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's consolidated financial statements, the report of independent public accountants thereon and related schedules appear beginning on page F-2. See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 5, 2002, the Board of Directors of the Company, upon the recommendation of its Audit Committee, decided that effective June 5, 2002 the Company would no longer engage Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants and that as of June 6, 2002 Deloitte & Touche LLP ("Deloitte & Touche"), certified public accountants, would be appointed as the Company's independent public accountants for 2002, subject to ratification by stockholders.

The report of Arthur Andersen on the Company's consolidated financial statements for the fiscal year ended December 31, 2001 contained an unqualified opinion with an emphasis paragraph concerning substantial doubt about the Company's ability to continue as a going concern. The report did not contain any disclaimer or any qualification as to audit scope or accounting principles. The report of Arthur Andersen on the Company's consolidated financials statements for the year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's two most recent fiscal years and through June 5, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused it to make reference thereto in connection with its report on the Company's consolidated financial statements for such years; and there were no reportable events as such term is defined in Item 304(a) (1) (v) of Regulation S-K.

During 2002, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to Deloitte & Touche's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for 2002 and there were no reportable events, as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 2003 Annual Meeting of Shareholders.

      The information with respect to the executive officers of the Company required by this item is set forth in Item 1A of this Form 10-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon the Company's review of the copies of such forms received by it during the fiscal year ended December 31, 2002 and representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or, to the Company's knowledge, beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements during such fiscal year, except for one late Form 4 report for Clifford Cohn filed on December 31, 2002 relating to several December 2002 transactions.

ITEM 11.  EXECUTIVE COMPENSATION

      The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 2003 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain equity compensation plan information for the Company as of December 31, 2002.

---------------------------- -------------------------- -------------------------- --------------------------
                                                                                     Number of securities
                                                                                    remaining available for
                                                                                     future issuance under
                              Number of securities to       Weighted-average          equity compensation
                              be issued upon exercise       exercise price of          plans (excluding
                              of outstanding options,     outstanding options,      securities reflected in
                                warrants and rights        warrants and rights            column (a))
Plan category                           (a)                        (b)                        (c)
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans
approved by security
holders                                      2,939,175                      $1.01                  2,244,325
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans
not approved by security
holders                                        363,960                       6.31                          -
                                             ---------                       ----                  ---------
---------------------------- -------------------------- -------------------------- --------------------------
Total                                        3,303,135                      $1.59                  2,244,325
                                             =========                                             =========
---------------------------- -------------------------- -------------------------- --------------------------

      See Note 6 to the Notes to Consolidated Financial Statements for a description of the Company's equity compensation plans.

      The additional information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 2003 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 2003 Annual Meeting of Shareholders.

ITEM 14.  CONTROLS AND PROCEDURES

      With the participation of management, the Company's chief executive officer and chief financial officer evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the filing of this report. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the reports that the Company files with the Securities and Exchange Commission.

      There were no significant changes in the Company's internal controls or, to the knowledge of the Company's management, in other factors that could significantly affect these controls subsequent to the evaluation date.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


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

      4.2 Amended and Restated Rights Agreement, dated as of August 7, 1998, between PubliCARD and Continental Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference from PubliCARD's Current Report on Form 8-K, filed on September 17, 1998.

      4.3 Certificate of Designation, Preferences and Rights of Class A Preferred Stock, Second Series as filed with the Department of State of the Commonwealth of Pennsylvania on November 29, 2000. Incorporated by reference from PubliCARD's Current Report on Form 8-K filed on December 18, 2000.

      4.4 Rights Plan, adopted November 1, 2000. Incorporated by reference from PubliCARD's Current Report on Form 8-K filed on December 18, 2000.

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

      10.4 PubliCARD's 1999 Stock Option Plan for Non-Employee Directors. Incorporated by reference from PubliCARD's Annual Report on Form 10-K for the year ended December 31, 1999, dated March 30, 2000.

      10.5 PubliCARD's 1999 Long-Term Incentive Plan. Incorporated by reference from PubliCARD's Annual Report on Form 10-K for the year ended December 31, 1999, dated March 30, 2000.

      21.1  Subsidiaries of PubliCARD. Filed herewith.

      23.1  Consent letter from Independent Auditors. Filed herewith.

      99.1  Certification of periodic report dated
            March 28, 2003. Filed herewith.

      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                 PUBLICARD,  INC.
                                                                 (Registrant)

    Date   March 24, 2003                                 By:    /s/ ANTONIO L. DELISE
        -----------------------------------------------          ----------------------
                                                                 Antonio L. DeLise, President,
                                                                 Chief Executive Officer, Chief Financial
                                                                 Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date  March 24, 2003                                  By:    /s/ ANTONIO L. DELISE
        -----------------------------------------------          ----------------------
                                                                 Antonio L. DeLise, President,
                                                                 Chief Executive Officer, Chief Financial
                                                                 Officer and Director

    Date   March 24, 2003                                 By:    /s/ CLIFFORD B. COHN
        ------------------------------------------------         ---------------------
                                                                 Clifford B. Cohn, Director

    Date   March 24, 2003                                 By:    /s/ HARRY I. FREUND
        ------------------------------------------------         -----------------------
                                                                 Harry I. Freund, Chairman and Director

    Date   March 24, 2003                                 By:    /s/ JAY S. GOLDSMITH
        ------------------------------------------------         ---------------------
                                                                 Jay S. Goldsmith, Vice Chairman and Director

    Date   March 24, 2003                                 By:    /s/ L. G. SCHAFRAN
        ------------------------------------------------         -------------------
                                                                 L. G. Schafran, Director

    Date   March 24, 2003                                 By:    /s/ EMIL VOGEL
        ------------------------------------------------         ---------------
                                                                 Emil Vogel, Director

                                  CERTIFICATION

I, Antonio L. DeLise, as the President, Chief Executive Officer and Chief Financial Officer of PubliCARD, Inc., certify that:

1.    I have reviewed this annual report on Form 10-K of PubliCARD, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                   /s/ Antonio L. DeLise
                                       ----------------------------------------
                                       Antonio L. DeLise
                                       President, Chief Executive Officer,
                                       Chief Financial Officer and Secretary

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Financial Statements
Independent auditors' report-- Deloitte & Touche LLP                                   F-2

Report of independent public accountants --Arthur Andersen LLP                         F-3

Consolidated balance sheets as of December 31, 2002 and 2001                           F-4

Consolidated statements of operations for the years ended December 31, 2002,
2001 and 2000                                                                          F-5

Consolidated statements of shareholders' equity  (deficit) for the years ended
December 31, 2002, 2001 and 2000                                                  F-6 and F-7

Consolidated statements of cash flows for the years ended
December 31, 2002, 2001 and 2000                                                       F-8

Notes to consolidated financial statements                                    F-9 through F-26

Schedule
--------

Indepdent auditors' report on schedule--Deloitte Touche LLP                            F-27

Report of independent public accountants on schedule--Arthur Andeersen LLP             F-28

Schedule II - Valuation and qualifying accounts                                        F-29

      All other schedules required by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of PubliCARD, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of PubliCARD, Inc. and subsidiary companies (the "Company") as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2001 and for each of the years in the two-year period then ended, before the inclusion of the transitional disclosures relating to Goodwill and Intangible Assets, as described in Note 1 of the notes to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 20, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements present fairly, in all material respects, the financial position of PubliCARD, Inc. and subsidiary companies as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 of the notes to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142").

As discussed above, the consolidated financial statements of PubliCARD, Inc. and subsidiary companies as of December 31, 2001, and for each of the years in the two-year period then ended, were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by SFAS 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (1) comparing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to goodwill, to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss and the related loss-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations, a substantial decline in working capital and negative cash flows from operations, and requires additional capital to meet its obligations, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 24, 2003

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

PubliCARD, Inc. dismissed Arthur Andersen LLP on June 5, 2002, and subsequently engaged Deloitte & Touche LLP as its independent auditors. The predecessor auditors' report appearing below is a copy of Arthur Andersen LLP's previously issued opinion dated March 20, 2002. Since PubliCARD, Inc. is unable to obtain a manually signed audit report, a copy of Arthur Andersen LLP's most recently signed and dated report has been included below to satisfy filing requirements, as permitted under Rule 2-02(e) of Regulation S-X.

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

/s/ Arthur Andersen LLP

Stamford, Connecticut
March 20, 2002

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                        2002           2001
                                                                        ----           ----
                                                                  (in thousands except share data)
                                              ASSETS

Current assets:
     Cash, including short-term investments of $1,138 and $4,199
        in 2002 and 2001, respectively                               $   1,290      $   4,479
     Trade receivables, less allowance for doubtful accounts
        of $103 and $216 in 2002 and 2001, respectively                    853          1,410
     Inventories                                                           885            557
     Prepaid insurance and other                                           375            770
                                                                     ---------      ---------
          Total current assets                                           3,403          7,216
                                                                     ---------      ---------

Equipment and leasehold improvements, net                                  379            596
Goodwill and intangibles                                                   862          2,803
Other assets                                                             3,295          6,782
                                                                     ---------      ---------
                                                                     $   7,939      $  17,397
                                                                     =========      =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Trade accounts payable and overdraft                            $   1,269      $   1,206
     Accrued liabilities                                                 2,682          3,379
                                                                     ---------      ---------
          Total current liabilities                                      3,951          4,585

Other non-current liabilities                                            4,990          5,328
                                                                     ---------      ---------

          Total liabilities                                              8,941          9,913
                                                                     ---------      ---------

Commitments and contingencies (Note 7)

Shareholders' equity (deficit):
     Class A Preferred Stock, Second Series, no par value:
           1,000 shares authorized; 765 and 780 issued and
           outstanding as of December 31, 2002 and 2001,
           respectively                                                  3,825          3,900
     Common shares, $0.10 par value: 40,000,000 shares
           authorized; 24,190,902 and 24,153,402 shares
           issued and outstanding as of December 31, 2002
           and 2001, respectively                                        2,419          2,415
     Additional paid-in capital                                        107,169        107,098
     Accumulated deficit                                              (112,024)      (104,831)
     Other comprehensive loss                                           (2,391)        (1,098)
                                                                     ---------      ---------
          Total shareholders' equity (deficit)                          (1,002)         7,484
                                                                     ---------      ---------
                                                                     $   7,939      $  17,397
                                                                     ==========     =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                         2002             2001            2000
                                                         ----             ----            ----
                                                          (in thousands except share data)

Net sales                                             $      4,605    $      5,652    $      5,543
                                                      ------------    ------------    ------------

Cost of sales                                                2,455           2,875           2,913
Inventory adjustment                                            --           1,661              --
                                                      ------------    ------------    ------------
     Gross margin                                            2,150           1,116           2,630
                                                      ------------    ------------    ------------

Operating expenses:
     General and administrative                              3,235           4,625           6,664
     Sales and marketing                                     1,877           3,413           7,562
     Product development                                       605           2,442           4,364
     Stock compensation expense                                 --              86           1,116
     Amortization of goodwill and intangibles                  576           1,824           2,638
     Impairment of goodwill and intangibles                  1,365              --              --
     Repositioning charge                                       --           5,656              --
                                                      ------------    ------------    ------------
                                                             7,658          18,046          22,344
                                                      ------------    ------------    ------------
Loss from operations                                        (5,508)        (16,930)        (19,714)
                                                      ------------    ------------    ------------
Other income (expenses):
     Interest income                                            71             476             936
     Interest expense                                          (39)            (65)           (100)
     Cost of retirement benefits - non-operating              (795)           (788)           (812)
     Write-down of minority investment                      (2,068)             --              --
     Other income                                               80             136              15
                                                      ------------    ------------    ------------
                                                            (2,751)           (241)             39
                                                      ------------    ------------    ------------
Loss from continuing operations                             (8,259)        (17,171)        (19,675)

Income from discontinued operations                          1,066           2,350           4,275

Net loss                                              $     (7,193)   $    (14,821)   $    (15,400)
                                                      ============    ============    ============

Basic and diluted earnings (loss) per common share:
     Continuing operations                            $       (.34)   $       (.71)   $       (.84)
     Discontinued operations                                   .04             .10             .18
                                                      ------------    ------------    ------------
                                                      $       (.30)   $       (.61)   $       (.66)
                                                      ============    ============    ============

Weighted average common shares outstanding              24,179,364      24,188,325      23,295,121
                                                      ============    ============    ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                    Class A
                                                Preferred Stock          Common Shares
                                                ---------------          -------------        Additional
                                                Shares                 Shares                   Paid-in
                                                Issued   Amount        Issued       Amount      Capital
                                                ------   ------        ------       ------      -------
                                                              (in thousands except share data)

Balance - December 31, 1999                        --    $    --    $ 26,191,189    $ 2,619    $ 111,476

Shares issued:
     Stock option plans                            --         --       1,177,501        118        2,824
     Private placement                            790      3,950         525,000         53          945
     Business acquisitions                         --         --          66,333          7          689
     Pension plan contribution                     --         --         115,000         11          352
     Employment and separation agreements          --         --         251,500         25        1,177
Amortization of unearned compensation              --         --              --         --           --

Cancellation of treasury shares                    --         --      (4,089,121)      (409)     (10,163)
Net loss                                           --         --              --         --           --
                                              -------    -------    ------------    -------    ---------

Balance - December 31, 2000                       790      3,950      24,237,402      2,424      107,300

Conversion of preferred stock                     (10)       (50)         25,000          2           48
Private placement costs                            --         --              --         --          (43)
Repurchase of common shares                        --         --        (109,000)       (11)        (207)
Amortization of unearned compensation              --         --              --         --           --

Comprehensive loss:
    Net loss                                       --         --              --         --           --
    Foreign currency translation adjustment        --         --              --         --           --
    Minimum pension liability                      --         --              --         --           --
                                              -------    -------    ------------    -------    ---------
       Total comprehensive loss


Balance - December 31, 2001                       780    $ 3,900      24,153,402    $ 2,415    $ 107,098
                                              =======    =======    ============    =======    =========

                                                                Other                    Unearned      Share-
                                               Accumulated   Comprehensive   Treasury    Compensa-     holders'
                                                 Deficit         Loss        Shares(1)     tion        Equity (deficit)
                                                 -------         ----        ---------     ----        ------
                                                               (in thousands except share data)

Balance - December 31, 1999                       $(74,610)   $   --          (8,649)     $(437)      $ 30,399
                                                  --------    ------          ------      -----       --------

Shares issued:
     Stock option plans                                --         --          (1,923)        --          1,019
     Private placement                                 --         --              --         --          4,948
     Business acquisitions                             --         --              --         --            696
     Pension plan contribution                         --         --              --         --            363
     Employment and separation agreements              --         --              --         --          1,202
Amortization of unearned compensation                  --         --              --        351            351
Cancellation of treasury shares                        --         --          10,572         --             --
Net loss                                          (15,400)        --              --         --        (15,400)
                                                  --------    ------          ------      -----       --------

Balance - December 31, 2000                       (90,010)        --              --        (86))       23,578

Conversion of preferred stock                          --         --              --         --             --
Private placement costs                                --         --              --         --            (43)
Repurchase of common shares                            --         --              --         --           (218)
Amortization of unearned compensation                  --         --              --         86             86

Comprehensive loss:
    Net loss                                      (14,821)        --              --         --        (14,821)
    Foreign currency translation adjustment            --       (197)             --         --           (197)
    Minimum pension liability                          --       (901)             --         --           (901)
                                                  --------    ------          ------      -----       --------
       Total comprehensive loss                                                                        (15,919)
                                                                                                      --------

Balance - December 31, 2001                       $(104,831)   $(1,098)       $     --    $  --       $  7,484
                                                  =========    =======        ========    =====       ========

                            (continued on next page)

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                    Class A
                                                Preferred Stock          Common Shares
                                                ---------------          -------------        Additional
                                                Shares                 Shares                   Paid-in
                                                Issued   Amount        Issued       Amount      Capital
                                                ------   ------        ------       ------      -------
                                                              (in thousands except share data)


Balance - December 31, 2001                      780    $ 3,900     24,153,402      $2,415    $107,098

Conversion of preferred stock                    (15)       (75)        37,500           4          71

Comprehensive loss:
    Net loss                                      --         --             --          --          --
    Foreign currency translation adjustment       --         --             --          --          --
    Minimum pension liability                     --         --             --          --          --
                                              ------    -------     ----------      ------    --------
       Total comprehensive loss


Balance - December 31, 2002                      765    $ 3,825     24,190,902      $2,419    $107,169
                                              ======    =======     ==========      ======    ========

                                                                Other                    Unearned      Share-
                                               Accumulated   Comprehensive   Treasury    Compensa-     holders'
                                                 Deficit         Loss        Shares(1)     tion        Equity (deficit)
                                                 -------         ----        ---------     ----        ------
                                                               (in thousands except share data)

Balance - December 31, 2001                   $(104,831)     $(1,098)        $   --       $   --      $ 7,484

Conversion of preferred stock                        --           --             --           --           --

Comprehensive loss:
    Net loss                                     (7,193)          --             --           --       (7,193)
    Foreign currency translation adjustment          --          112             --           --          112
    Minimum pension liability                        --       (1,405)            --           --       (1,405)
                                              ---------      -------         ------       ------      -------
       Total comprehensive loss                                                                        (8,486)
                                                                                                      -------
Balance - December 31, 2002                   $(112,024)     $(2,391)        $   --       $   --      $(1,002)
                                              =========      =======         ======       ======      =======

(1)   Represents common shares held in treasury of 3,725,024 at December 31,
      1999

      The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                        2002        2001       2000
                                                                        ----        ----       ----
                                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $(7,193)   $(14,821)   $(15,400)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
          Gain from discontinued operations                            (1,066)     (2,350)     (4,275)
          Write-down of minority investment                             2,068          --          --
          Amortization of goodwill and intangibles                        576       1,824       2,638
          Impairment of goodwill and intangibles                        1,365          --          --
          Stock compensation expense                                       --          86       1,116
          Depreciation                                                    205         308         314
          Repositioning charge and inventory adjustment                    --       7,317          --
          Changes in assets and liabilities                            (1,040)     (5,034)     (6,348)
                                                                      -------    --------    --------
              Net cash used in operating activities                    (5,085)    (12,670)    (21,955)
                                                                      -------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in minority owned affiliates                               --          (5)     (5,044)
     Capital expenditures                                                 (28)        (83)     (1,054)
     Proceeds from discontinued operations and sale of fixed assets     1,865         223      21,835
     Other                                                                 47          11          12
                                                                      -------    --------    --------
               Net cash provided by investing activities                1,884         146      15,749
                                                                      -------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from private placement of Class A Preferred Stock            --         (43)      3,950
     Proceeds from private placement of common shares                      --          --         998
     Issuance of common shares pursuant to stock option exercises          --          --       1,011
     Repayment of notes payable from discontinued operations               --          --        (940)
                                                                      -------    --------    --------
               Net cash (used in) provided by financing activities         --         (43)      5,019
                                                                      -------    --------    --------

Effect of exchange rate changes on cash and cash equivalents               12          (3)         --
                                                                      -------    --------    --------
Net decrease in cash                                                   (3,189)    (12,570)     (1,187)
Cash - beginning of period                                              4,479      17,049      18,236
                                                                      -------    --------    --------
Cash - end of period                                                  $ 1,290    $  4,479    $ 17,049
                                                                      =======    ========    ========

The accompanying notes to the consolidated financial statements are an integral part of these financial statements

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

      In July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board decided to shift the Company's strategic focus. While the Board remained confident in the long-term prospects of the smart card business, the timing of public sector and corporate initiatives in wide-scale, broadband environments utilizing the Company's smart card reader and chip products had become more uncertain. Given the lengthened time horizon, the Board did not believe it would be prudent to continue to invest the Company's current resources in the ongoing development and marketing of these technologies. Accordingly, the Board determined that shareholders' interests will be best served by pursuing strategic alliances with one or more companies that have the resources to capitalize more fully on the Company's smart card reader and chip-related technologies. In connection with this shift in the Company's strategic focus, workforce reductions and other measures were implemented to achieve cost savings. See Note 10 for a discussion on the repositioning charge associated with this action.

      At present, PubliCARD's sole operating activities are conducted through its Infineer Ltd. subsidiary ("Infineer"), which designs smart card solutions for educational and corporate sites. The Company's future plans revolve around a potential acquisition strategy that would focus on businesses in areas outside the high technology sector while continuing to support the expansion of the Infineer business. However, the Company will not be able to implement such plans unless it is successful in obtaining funding, as to which no assurance can be given.

LIQUIDITY AND GOING CONCERN CONSIDERATIONS
      These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for the years 2002, 2001 and 2000. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000, to $4.5 million at December 31, 2001 and to $1.3 million at December 31, 2002. The Company also had a working capital deficiency of $548,000 and an accumulated deficit of $112.0 million at December 31, 2002.

      If the distress termination of the Company's defined benefit pension plan for which the Company has applied is completed (see Note 5), the Company's 2003 funding requirements to the plan could be eliminated, in which case management believes that existing cash and short term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2003. However, additional capital will be necessary in order to operate beyond December 2003 and to fund the current business plan and other obligations. While the Company is actively considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will eliminate the 2003 funding requirements for the defined benefit pension plan or be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

its present level of operations it may not be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which could have a material adverse effect on its business and results of operations and could lead the Company to seek bankruptcy protection. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

INVENTORIES
      Inventories are stated at lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. Inventories at December 31, 2002 and 2001 consisted of the following (in thousands):

                                                 2002      2001
                                                 ----      ----

         Raw materials and supplies              $154      $389
         Work-in-process                           21        37
         Finished goods                           710       131
                                                 ----      ----
                                                 $885      $557
                                                 ====      ====

DEPRECIATION AND AMORTIZATION
      Equipment and leasehold improvements are stated at cost. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation for equipment is computed using the straight-line method over estimated useful lives of three to five years. Amortization for leasehold improvements is computed using the lesser of the estimated useful life or the life of the lease. Equipment and leasehold improvements at December 31, 2002 and 2001 consisted of the following (in thousands):

                                                         2002      2001
                                                         ----      ----

         Equipment, furniture and fixtures               $ 899     $931
         Leasehold improvements                            224      237
         Accumulated depreciation and amortization        (744)    (572)
                                                         -----     -----
                                                         $  379    $596
                                                         ======    ====

      Depreciation and amortization expense was $205,000, $308,000 and $314,000 in 2002, 2001 and 2000, respectively.

GOODWILL AND INTANGIBLES

      Goodwill is the excess of the purchase price and related costs over the value assigned to the net tangible and intangible assets relating to the November 1999 acquisition of Infineer. Through December 31, 2001, goodwill had been amortized over a five year life. Effective January 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). In accordance with the guidelines of this statement, goodwill and

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indefinite lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment. The Company performed an initial review for impairment of goodwill as of January 1, 2002 and determined that no impairment existed at that date. The Company determined the fair value of its sole reporting unit primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relied primarily on the implied fair value using a multiple of revenues for several entities with comparable operations and economic characteristics. Significant assumptions used in the discounted cash valuation included estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor.

      The Company performed its annual goodwill impairment test in the fourth quarter of 2002 and determined that goodwill had been impaired. The Company determined the fair value primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relied primarily on the implied fair value using a multiple of revenues for an entity with comparable operations and economic characteristics. Significant assumptions used in the discounted cash valuation included estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor. Based on comparing the values derived from the two techniques to the carrying value of the reporting unit, the Company recorded a goodwill impairment loss of $364,000 in the fourth quarter of 2002. The Company attributes the impairment loss to the value of a comparable entity that was sold in a transaction in late 2002, the significant 2002 operating loss for the reporting unit and lower forecasted revenue growth due to a continued overall decline in technology spending and a shortage of capital available to invest in the reporting unit. On an ongoing basis, the Company expects to perform its annual impairment test during the fourth quarter absent any interim impairment indicators.

      The changes in the carrying value of goodwill for the year ended December 31, 2002 was as follows (in thousands):

                                                   2002
                                                   ----

           Balance, December 31, 2001            $ 1,146
           Impairment loss                          (364)
                                                 -------
           Balance, December 31, 2002            $   782
                                                 =======

      Amortization of goodwill for 2001 and 2000 was $1.1 million and $1.7 million, respectively. In 2001, the Company wrote-off $3.3 million of goodwill associated with the July 2001 repositioning action. See Note 10.

     Intangible assets consist of completed technology identified as of the Infineer acquisition date and are amortized over a five year life. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the net realizable of the asset. In the fourth quarter of 2002, the Company determined that its intangible assets had been impaired and recorded an impairment loss of $1.0 million. The Company attributes the impairment loss to the significant 2002 operating loss for the reporting unit and lower forecasted revenue growth due to a continued overall decline in technology spending and a shortage of capital available to invest in the reporting unit.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The gross carrying amount and accumulated amortization of intangible assets at December 31, 2002 and 2001 consisted of the following (in thousands):

                                                           2002      2001
                                                           ----      ----

           Gross carrying amount                         $ 2,882   $ 2,882
           Impairment loss                                (1,001)       --
                                                         -------   -------
           Adjusted carrying amount                        1,881     2,882
           Accumulated amortization                       (1,801)   (1,225)
                                                         -------   -------
                                                         $    80   $ 1,657
                                                         =======   =======

      Amortization of intangibles for 2002, 2001 and 2000 was $576,000, $746,000 and $916,000, respectively. In 2001, the Company wrote-off $822,000 of intangibles associated with the July 2001 repositioning action. See Note 10. The estimated annual amortization expense for intangibles is $40,000 for each of the years 2003 and 2004.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

      Revenue from product sales and technology and software license fees is recorded upon shipment if a signed contract exists, the fee is fixed and determinable, the collection of the resulting receivable is probable and the Company has no obligation to install the product or solution. If the Company is responsible for installation, revenue from product sales and license fees is recognized upon client acceptance or "go live" date. Revenue from maintenance and support fees is recognized ratably over the contract period. Provisions are recorded for estimated warranty repairs and returns at the time the products are shipped. Should changes in conditions cause management to determine that revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

STOCK-BASED COMPENSATION
      SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires that an entity account for employee stock-based compensation under a fair value based method. However, SFAS No. 123 also allows an entity to continue to measure compensation cost using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB No. 25"). The Company continues to account for employee stock-based compensation using the intrinsic value based method and is required to make pro forma disclosures of net income (loss) and related per share amounts as if the fair value based method of accounting under SFAS No. 123 had been applied. Restricted stock or stock awards are recorded as compensation expense over the vesting period, if any, based on the market value on the date of grant.

      At December 31, 2002, the Company had four fixed stock-based compensation plans, which are described more fully in Note 6. The exercise price of each option granted pursuant to these plans is equal to the market price of the Company's common stock on the date of grant. Accordingly, pursuant to APB Opinion No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's net income and earnings per share would have been as follows (in thousands except per share data):

                                                      2002        2001         2000
                                                      ----        ----         ----

             Net loss, as reported                  $(7,193)   $(14,821)   $(15,400)
             Deduct: Total stock-based
                compensation expense
                determined under fair
                value based method                     (172)     (1,301)     (5,711)
                                                    --------   ---------    --------

             Pro forma net loss                     $(7,365)   $(16,122)   $(21,111)
                                                    ========   =========   =========

             Loss per share:
                As reported                         $  (.30)   $   (.61)   $   (.66)
                                                    ========   =========   =========

                Pro forma                           $  (.30)   $   (.67)   $   (.91)
                                                    ========   =========   =========

      For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used to estimate the value of the options included in the pro forma amounts and the weighted average estimated fair value of an option granted are as follows:

                                                   2002      2001      2000
                                                   ----      ----      ----

     Expected option term (years)                   5.0       7.85      5.0
     Expected volatility                           75.0%     85.0%     82.2%
     Risk-free interest rate                        3.5%      6.2%      5.8%
      Weighted average fair value per option     $   .16   $   .31   $  3.60

USE OF ESTIMATES
      The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature these judgments are subject to an inherent degree of uncertainty. The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventories, valuation of investments, goodwill and intangibles and pension accounting to be critical policies due to the estimation processes involved. While all available information has been considered, actual amounts could differ from those reported.

EARNINGS (LOSS) PER COMMON SHARE
      Basic net income (loss) per common share is based on net income divided by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options, warrants and convertible preferred stock at the later of the beginning of the year or date of issuance. Diluted net income (loss) per share was the same as basic net income (loss) per share since the effect of stock options, warrants and convertible preferred stock were anti-dilutive.

FOREIGN CURRENCY TRANSLATION
      Assets and liabilities of the Company's foreign affiliate are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. The translation adjustment recorded for 2000 did not have a material effect on the Company's financial statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRATION OF CREDIT RISK
      The carrying amount of financial instruments including cash and short-term investments, accounts receivable and accounts payable approximated fair value as of December 31, 2002, because of the relatively short maturity of these instruments. The Company maintains all of its cash and short-term investments with high-credit quality financial institutions. For the year ended December 31, 2002, one customer represented approximately 10% of sales. Amounts due from a second customer represented approximately 12% of the accounts receivable balance as of December 31, 2002.

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS
      Research and development costs are expensed as incurred. In accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes eligible computer software costs upon achievement of technological feasibility subject to net realizable value considerations. Through December 31, 2002, such costs eligible for capitalization were insignificant. Accordingly, all such costs have been charged to product development expenses.

INCOME TAXES
      The Company follows SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Since the Company has no recent history of profits, management cannot assess the likelihood that the future benefit of these losses will be recognized. Thus, a full valuation allowance has been recorded.

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

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment, or earlier if circumstances or events indicate that impairment may have occurred, based on the specific guidance of this statement. This may result in future write-downs or the write-off of such assets. In addition, this statement requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the non-amortization and amortization provisions of this statement. The Company adopted this statement on January 1, 2002. The Company completed the initial impairment test in the first quarter of 2002 which did not result in an impairment of goodwill. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Consolidated Statements of Operations do not reflect the effect of SFAS No. 142 and, accordingly, the 2001 and 2000 results included goodwill amortization expense of $1.1 million and $1.7 million, respectively. Excluding goodwill amortization, the pro forma net loss for 2001 and 2000 was $13.7 million and $13.7 million or $.57 and $.59 per share, respectively.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the first quarter of fiscal 2002, which did not have an effect on the Company's results of operations or financial position.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a material effect on its Consolidated Financial Statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company (see above). SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

NOTE 2 - INVESTMENTS

      In December 2000, the Company acquired an ownership interest in TecSec, Incorporated, a Virginia corporation ("TecSec"), for $5.1 million. TecSec develops and markets encryption products and solutions, which are designed to enable the next generation information security for the enterprise, multi-enterprise e-business and other markets. The TecSec investment, amounting to a 5% ownership interest on a fully diluted basis, has been accounted for at cost. The Company has certain anti-dilutive rights whereby its ownership interest may be increased following contributions of additional third-party capital. For the year ended December 31, 2002, TecSec reported unaudited revenues of approximately $1.4 million, a net loss of $6.6 million and a decrease in cash of $5.2 million. TecSec also reported an unaudited deficit in shareholders equity of $1.9 million and cash of $64,000 at December 31, 2002. The Company believes that the investment in TecSec has been impaired and a charge of $2.1 million, which is included in "Other expense (income)", was recorded in the third quarter of 2002. The Company attributes the impairment to a general decline in valuations of technology entities, the difficulties in raising capital and TecSec's recurring operating losses. TecSec is currently evaluating alternative sources of financing to meet ongoing capital and operating needs. If TecSec is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, the Company's investment in TecSec could be further impaired and subject to an additional significant write-down.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In conjunction with the decision to exit the smart card reader and chip business, in September 2001, the Company formed a new minority-owned affiliate, Mako Technologies LLC ("Mako"), to market its smart card reader and chip technologies. The Company contributed certain inventories and equipment valued at $238,000, in exchange for a 31% fully diluted ownership interest in Mako. The Company also granted a license of its reader and chip technology to Mako in exchange for royalties based on sales over the next two years. After reducing headcount and reassessing business potential, a decision was made in April 2002 to liquidate Mako and terminate the license agreement. Pending the final wind-down of this venture, the Company wrote-off the entire investment in Mako in 2002. During 2002, the Company also realized proceeds of $224,000 from the sale of smart card reader and chip inventory, which had been previously written-off. The Mako write-off and inventory proceeds are reflected in "Other (expense) income".

NOTE 3 - SHAREHOLDERS' EQUITY

      On December 6, 2000, the Company completed the private placement of 525,000 shares of common stock and 790 shares of Class A Preferred Stock, Second Series ("Class A Preferred Stock"), a newly designated series of convertible preferred stock, resulting in aggregate proceeds of $5.0 million to PubliCARD. The securities were sold to institutional investors and other accredited investors in the U.S. and Europe. Each share of Class A Preferred Stock is convertible into 2,500 shares of common stock. Therefore, the shares of common stock issued plus the shares of common stock issuable upon conversion of the Class A Preferred Stock aggregate 2.5 million common shares. The proceeds from the private placement were used to acquire the ownership interest in TecSec. In August 2001 and April 2002, 10 shares and 15 shares of Class A Preferred Stock were converted into 25,000 shares and 37,500 shares, respectively, of PubliCARD's common stock.

      In connection with the December 2000 private placement, the Company issued 100 rights equally to the participants in the private placement. These rights entitle the participating holders of common stock and Class A Preferred stock to receive an aggregate of ten percent of any increase in value of the TecSec investment realized by the Company. The Company performed an internal valuation of the participation rights and concluded their value on the issuance date to be de minimus.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

      As of December 31, 2002, approximately $65 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 2005 through 2022, were available to offset future taxable income. The carryforwards expire as follows (in thousands):

              YEAR ENDING
              DECEMBER 31,                    AMOUNT
              ------------                   --------
              2005                           $  7,000
              2006                              2,000
              2007                              4,000
              2008                              5,000
              2009                              2,000
              2010 - 2022                      45,000
                                             --------
                                             $ 65,000
                                             ========

      Due to the "change of ownership" provisions of the Internal Revenue Code of 1986, the availability of net operating loss carryforwards to offset federal taxable income in future periods could be subject to an annual limitation if a change in ownership for income tax purposes occurs. If such change in ownership were to occur, management estimates that virtually all of the available net operating loss carryforwards would be unavailable to reduce its income tax liability. Furthermore, the extent of the actual future use of the net operating loss carryforwards is subject to inherent uncertainty, because it depends on the amount of otherwise taxable income the Company may earn. No assurance can be given that the Company will have sufficient taxable income in future years, if any, to use the net operating losses before they would otherwise expire.

      No income tax provision or benefit was recognized in 2002, 2001 and 2000 because the tax benefit associated with the Company's operating losses (35% federal tax rate and 7% state tax rate) were offset in full by an increase in the valuation allowance.

      The components of net deferred taxes are as follows (in thousands):

                                              2002           2001
                                              ----           ----
    Net operating loss carryforward         $ 22,594       $ 29,985
    Pension expense                            1,155          1,305
    TecSec investment                            724             --
    Discontinued operations                       35            303
    Other, net                                   126            243
                                            --------       --------
                                              24,634         31,836
    Less valuation allowance                 (24,634)       (31,836)
                                            --------       --------
    Net deferred taxes                      $     --       $     --
                                            ========       ========

NOTE 5 - EMPLOYEE BENEFITS

      The Company maintains a 401(k) plan for all of the Company's U.S. employees. The assets of the Company's 401(k) plan are held by an outside fund manager and are invested in accordance with the instructions of the individual plan participants. The Company's matching contributions totaled $14,000, $68,000 and $86,000 in 2002, 2001 and 2000, respectively.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company sponsors a defined benefit pension plan (the "Plan") that was frozen in 1993. The assets of the Plan are managed by an outside trustee and invested primarily in equity and fixed income securities. PubliCARD common stock represented less than 1% of plan assets as of December 31, 2002. The Company's present funding policy is to contribute amounts sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws. Contributions to the Plan were $1.1 million, $1.1 million and $1.2 million in fiscal 2002, 2001 and 2000, respectively. For 2003, the minimum required contributions are expected to be $1.5 million. Cost of retirement benefits - non-operating includes amounts related to discontinued product lines and related plant closings totaling $831,000, $788,000 and $812,000 in 2002, 2001 and 2000,
respectively. Information regarding the Plan is as follows (in thousands):

                                                                  2002      2001
                                                                  ----      ----
      Change in benefit obligation:
      Benefit obligation at beginning of year                    $ 9,063   $ 9,320
             Interest cost                                           611       648
             Benefit payments                                       (953)     (993)
             Actuarial (gain) or loss                                633        88
                                                                 -------   -------
      Benefit obligation at end of year                            9,354     9,063
                                                                 -------   -------

      Change in plan assets:
      Fair value of plan assets at beginning of year               3,601     3,914
      Actual return on plan assets                                  (502)     (407)
      Employer contributions                                       1,064     1,087
      Benefit payments                                              (953)     (993)
                                                                 -------   -------
      Fair value of plan assets at end of year                     3,210     3,601
                                                                 -------   -------

      Funded status                                               (6,144)   (5,462)
      Unrecognized transition obligation                             295       589
      Unrecognized net loss                                        2,306       901
                                                                 -------   -------
                                                                 $(3,543)  $(3,972)
                                                                 =======   =======

      Amounts recognized in statement of financial position consist of:

      Accrued benefit liability                                  $(6,144)  $(5,462)
      Intangible asset                                               295       589
      Accumulated comprehensive loss                               2,306       901
                                                                 -------   -------
      Net amount recognized                                      $(3,543)  $(3,972)
                                                                 =======   =======

      A discount rate of 6.0% and 7.25% was used for December 31, 2002 and 2001, respectively. The expected return on plan assets was 8%.

      The components of the net periodic pension cost were as follows (in thousands):

                                                         2002                 2001              2000
                                                         ----                 ----              ----

      Interest cost                                    $     611           $     648         $    695
      Expected return on plan assets                        (268)               (317)            (341)
      Amortization of transition obligation                  293                 293              294
                                                       ---------           ---------         --------
      Net periodic pension cost                        $     636           $     624         $    648
                                                       =========           =========         ========

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In January 2003, the Company filed a notice with the Pension Benefit Guaranty Corporation ("PBGC") seeking a "distress termination" of the Plan. If the PBGC determines that the Company meets one of the tests for such a termination, the Plan will terminate and the PBGC will become responsible for meeting future retirement obligations of participants (within certain limitations). The Company would be liable to the PBGC for the amount of the unfunded guaranteed benefit obligation. The Company believes that on a termination basis, the Plan's liabilities could exceed the value of its assets by in excess of $7.0 million. In addition, the Company did not make the required quarterly contribution of approximately $253,000 that was due on January 15, 2003. The Company has initiated discussions with the PBGC concerning the termination of the Plan and its obligation to the PBGC if the Plan is terminated (including the timing of its repayment obligation). It is not possible to predict the outcome of such discussions.

NOTE 6 - STOCK OPTIONS AND WARRANTS

      The Company has issued stock options pursuant to four fixed stock-based compensation plans, made special stock option awards to certain directors, consultants and employees and also issued common stock purchase warrants in connection with certain subordinated notes. A summary of shares purchasable upon the exercise of stock options and common stock purchase warrants as of December 31, 2002, 2001 and 2000 are as follows:

                                               2002         2001        2000
                                               ----         ----        ----

     Fixed stock-based compensation plans   2,939,175    4,608,450   3,543,750
     Special stock options                    363,960      535,011   1,824,031
     Common stock purchase warrants                --    1,523,573   1,523,573
                                            ---------    ---------   ---------
                                            3,303,135    6,667,034   6,891,354
                                            =========    =========   =========

      In February 2001, the Company concluded a stock option re-pricing program whereby a total of approximately 3.3 million stock options were cancelled. Pursuant to the program, employees and directors voluntarily elected to cancel stock options held with an exercise price that exceeded $4.81 per share. In return, the Company granted a total of approximately 3.1 million replacement stock options on August 20, 2001. The replacement stock options, which were granted under the Company's fixed stock-based compensation plans, generally contain the same terms and conditions of the cancelled stock options and have an exercise price of $.39 per share, the closing price of the Company's common stock on August 20, 2001.

FIXED STOCK-BASED COMPENSATION PLANS
      The Company has four stock-based compensation plans that provide for the granting of incentive and non-qualified stock options, restricted stock, stock appreciation rights, performance awards and other stock-based awards to employees, non-employee directors and consultants. Under these plans adopted by shareholders of the Company, the Company may grant up to 7,300,000 shares of common stock. The plans are administered by either the Board of Directors of the Company or the Compensation Committee of the Board of Directors. The exercise price of each option granted was equal to the market price of the Company's common stock on the date of grant. Stock options granted to non-employee directors expire five years from the date of grant and vest immediately. Stock options granted to employees generally expire five or ten years from the date of grant. Prior to 1999, stock options granted to employees vested immediately. Grants subsequent to 1998 generally vest over three or four years. As of December 31, 2002, there were 2,244,325 shares available for grant under the fixed stock-based compensation plans.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      A summary of the stock options issued pursuant to the fixed stock-based compensation plans as of December 31, 2002, 2001 and 2000 and changes during the years then ended is presented below:

                                 2002                       2001                     2000
                          ---------------------     ----------------------   ----------------------
                                       Weighted                   Weighted                 Weighted
                                        average                    average                  average
                                       exercise                   exercise                 exercise
                            Shares       price       Shares         price      Shares        price
                            ------       -----       ------         -----      ------        -----

Balance at January 1      4,608,450      $1.07      3,543,750       $4.63    2,771,167       $4.15
Granted                      90,000        .25      4,171,400         .69    2,322,375        5.31
Exercised                        --         --             --          --     (594,167)       1.81
Canceled                 (1,759,275)      1.13     (3,106,700)       4.63     (955,625)       6.60
                         ----------                ----------                ---------
Balance at December 31    2,939,175       1.01      4,608,450        1.07    3,543,750        4.63
                         ==========                ==========                =========

      A summary of the Company's stock options outstanding and exercisable issued pursuant to the fixed stock-based compensation plans as of December 31, 2002, is as follows:

                                       OUTSTANDING                        EXERCISABLE
                            ------------------------------------    ----------------------
                                                        Weighted                  Weighted
                                                        average                   average
Range of                                 Contractual   exercise                   exercise
exercise price                Shares         life        price        Shares       price
--------------              ---------    -----------   ---------    ---------     --------
$.25-$.40                   2,358,800         6.7        $ .38      1,719,267      $ .38
$1.37-$2.72                    96,500         1.5         1.82         90,281       1.81
$2.88-$3.28                   388,375         2.4         3.18        294,375       3.15
$6.31-$6.88                    95,500         1.6         6.77         93,438       6.81
                            ---------                               ---------
$.25-$6.88 (all options)    2,939,175         5.8         1.01      2,197,361       1.08
                            =========                               =========

SPECIAL STOCK OPTIONS AND STOCK AWARDS
      The Company has issued special stock options outside of the fixed stock option plans. As of December 31, 2002, there are a total of 363,960 special stock options outstanding. These options have exercise prices ranging from $2.00 to $9.75 per share and all of such options are currently exercisable. In 2000, a total of 583,334 special stock options were exercised with an average exercise price of $3.22. No options were exercised in 2002 or 2001.

      In 2000, pursuant to various employment and separation agreements, the Company issued 50,000 shares of common stock and changed the terms of certain stock options. The fair value of the stock award and the change in terms of the stock options was $758,000 and was charged to earnings in 2000.

      In connection with the Company's business acquisitions in 1998 and 1999, the Company granted options to purchase an aggregate of 1,223,161 shares of common stock to certain employees and owners of the acquired businesses. These options had exercise prices ranging from $2.00 to $10.75 per share, generally vest over three years and expire five years from the date of grant. Of these options, 410,000 were granted pursuant to the Company's fixed stock option plans. The fair value of stock options granted amounting to $5.0 million, was included in the acquisition purchase price. As of December 31, 2002, a total of 203,960 options granted outside of the fixed stock option plans remained outstanding.

      In January 1996, the Company issued options to two members of the Company's Board of Directors to purchase 200,000 shares of the Company's common stock at a price of $2.50 per share for five years. In 2000, a total of 40,000 options were exercised. The expiration date of the remaining 160,000 options was subsequently extended by five years to January 2006.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMON STOCK PURCHASE WARRANTS
      In December 1986, the Company issued $30 million of 13% Subordinated Notes together with detachable warrants and underwriter's warrants to purchase a total of 4,800,000 shares of the Company's common stock for five years, which period was subsequently extended by five years. In 1997, the shareholders of the Company approved an additional five-year extension and certain modifications to the warrants. On July 2, 2002, the remaining warrants, entitling the warrant holders to purchase 1,523,573 shares of common stock, expired.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEASES
      The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next six years. Certain of these operating leases provide the Company with the option, after the initial lease term, to either purchase the property or renew the lease. Total rent expense for all operating leases amounted to approximately $221,000 in 2002, $481,000 in 2001 and $490,000 in 2000.

      Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):

                                                MINIMUM
      YEAR ENDING                                LEASE       SUBLEASE
      DECEMBER 31,                              PAYMENTS      INCOME      NET
      ------------                              --------     --------     ---
      2003                                        $422         $205      $217
      2004                                         210           67       143
      2005                                          64           --        64
      2006                                          55           --        55
      2007                                          55           --        55
      Remainder                                     40           --        40
                                                  ----         ----      ----
              Total minimum lease payments        $846         $272      $574
                                                  ====         ====      ====

      The Company and Balfour Investors Inc. ("Balfour") are parties to an agreement, dated as of October 26, 1994, with respect to a portion of the office space leased by the Company in New York City. The Chairman and Vice Chairman of the Company's Board of Directors are the only shareholders of Balfour. The term of the agreement commenced on January 1, 1995 and will expire on June 30, 2004, unless sooner terminated pursuant to law or the terms of the agreement. The agreement provides for Balfour to pay to the Company a portion of the rent paid by the Company under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. Effective March 1, 2002, Balfour's share of rent and other costs was 50% of the total costs incurred. The base rent payable by Balfour under the agreement is approximately $11,000 per month.

ENVIRONMENTAL
      In April 1996, a consent decree (the "Consent Decree") among the Company, the United States Environmental Protection Agency ("EPA") and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility in Philadelphia previously owned and operated by the Company. Pursuant to the Consent Decree, the Company was obligated to pay a total of $14.4 million plus interest to the United States and the Commonwealth of Pennsylvania. In January 2002, the Company and the EPA reached an agreement to extend the due date on the remaining unpaid balance through April 2004. In return, the EPA was granted a security interest in certain assets held in escrow.

      As discussed in Note 9, in September 2002, the Company reached an agreement pursuant to which the Greenwald Escrow was terminated and net proceeds of approximately $1.3 million were disbursed to the

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company. Upon termination of the Greenwald Escrow in October 2002, the Company satisfied the remaining obligation to the EPA amounting to $806,000, which included accrued interest.

GRANTS AND BANK FINANCING
      The Company has received grants from several government agencies in the United Kingdom. These grants have been used for marketing, research and development and other governmental business incentives such as general employment. Such grants require the Company to maintain certain levels of operations and employment in Northern Ireland. As of December 31, 2002, the Company has a contingent liability to repay, in whole or part, grants received of approximately $620,000 in the event the Company becomes insolvent or otherwise violates the terms of such grants.

      Infineer has an overdraft facility with a bank in Northern Ireland, which allows for the maximum borrowing of 130,000 British pounds. This facility is secured by all of Infineer's assets and bears an interest rate at the bank's base rate plus 2% (approximately 6% at December 31, 2002). As of December 31, 2002, Infineer had borrowings outstanding under this facility totaling 86,000 British pounds (or the equivalent of $138,000).

LEGAL
      On May 28, 2002, a lawsuit was filed against the Company in the Superior Court of the State of California, in the County of Los Angeles by Leonard M. Ross and affiliated entities alleging, among other things, misrepresentation and securities fraud. The lawsuit names the Company and four of its current and former executive officers and directors as the defendants. The plaintiffs seek monetary and punitive damages for alleged actions made by the defendants in order to induce the plaintiff to purchase, hold or refrain from selling PubliCARD common stock. The plaintiffs allege that the defendants made a series of material misrepresentations, misleading statements, omissions and concealments, specifically and directly to the plaintiffs concerning the nature, existence and status of contracts with certain purchasers, the nature and existence of investments in the Company by third parties, the nature and existence of business relationships and investments by the Company.

      Notice of the commencement of this action has been given to the Company's directors and officers liability insurance carriers. The Company believes it has meritorious defenses to the allegations and intends to defend vigorously. In November 2002, the Company and the individual defendants served with the action filed a demurrer seeking the dismissal of six of the plaintiffs' nine purported causes of action. In January 2003, the court ruled in favor of the demurrer and dismissed the entire complaint. The plaintiffs were granted the right to replead and subsequently filed an amended complaint in February 2003. The Company and individual defendants filed a second demurrer in March 2003. The lawsuit is in the early stages. There has been no discovery and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damage, or range of damages, if any, that the Company might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to the Company, it could have a material adverse effect on the Company's operations, cash flow and financial position. Through December 31, 2002, the Company has incurred approximately $200,000 in defense costs.

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

CHANGE OF CONTROL AGREEMENTS
      The Company is a party to change of control agreements, which provide for payments to certain directors and executive officers under certain circumstances following a change of control. Since the change of control agreements require large cash payments to be made by any person effecting a change of control, these agreements may discourage takeover attempts. The change of control agreements provide that, if the services of

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any person party to a change of control agreement are terminated within three years following a change of control, that individual will be entitled to receive, in a lump sum within 10 days of the termination date, a payment equal to 2.99 times that individual's average annual compensation for the shorter of the five years preceding the change of control and the period the individual received compensation from us for personal services. Assuming a change of control were to occur at the present time, payments of $842,000 each would be made to the Company's Chairman and Vice Chairman. If any such payment, either alone or together with others made in connection with the individual's termination, is considered to be an excess parachute payment under the Internal Revenue Code, the individual will be entitled to receive an additional payment in an amount which, when added to the initial payment, would result in a net benefit to the individual, after giving effect to excise taxes imposed by
Section 4999 of the Internal Revenue Code and income taxes on such additional payment, equal to the initial payment before such additional payment and the Company would not be able to deduct these initial or additional payments for income tax purposes.

INSURANCE RECOVERIES
      In February and March 2003, the Company entered into two binding settlements with various historical insurers that would resolve certain claims (including certain future claims) under policies of insurance issued to the Company by those insurers. As a result of the settlements, after allowance for associated expenses and offsetting adjustments, the Company received net proceeds of approximately $1.0 million in February 2003 and expects to receive an additional estimated $650,000 in April 2003. Accordingly, the Company expects to recognize a non-recurring gain of approximately $1.7 million in the first quarter of 2003.

      The Company is also in discussions with other insurance markets regarding the status of certain policies of insurance. It cannot be determined whether any additional amounts may be recovered from these other insurers nor can the timing of any such additional recoveries be determined.

NOTE 8 - SEGMENT DATA

      As a result of the disposition of certain operations (See Note 9) and because the Company operates in one industry, that being the deployment of smart card solutions for educational and corporate sites, the Company reports as a single segment. Sales by geographical areas for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

                                2002      2001      2000
                                ----      ----      ----
      United States            $1,029    $1,727    $1,160
      Europe                    3,445     3,671     4,029
      Rest of world               131       254       354
                               ------    ------    ------
                               $4,605    $5,652    $5,543
                               ======    ======    ======

      The Company has operations in the United States and United Kingdom. Identifiable assets by country as of December 31, 2002 and 2001 are as follows (in thousands):

                                2002            2001
                                ----            ----
      United States            $ 4,842        $12,037
      United Kingdom             2,235          2,557
                               -------        -------
                               $ 7,077        $14,594
                               =======        =======

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -  DISCONTINUED OPERATIONS

      In March 2000, the Company's Board adopted a plan to dispose of the operations of the Company's Greenwald Industries Inc. ("Greenwald"), Greenwald Intellicard, Inc ("Greenwald Intellicard"), Greystone Peripherals, Inc ("Greystone") and Amazing Smart Card Technologies, Inc ("Amazing") subsidiaries. These subsidiaries designed, manufactured and distributed mechanical and smart card laundry solutions, hard disk duplicators and smart cards. In the fourth quarter of 1999, the Company recorded a loss of $2.0 million related to the disposition plan, net of the expected gain on the disposition of these businesses. The loss provision was based on estimates of the proceeds expected to be realized on the dispositions and the results of operations through the disposition or wind-down dates.

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

      On September 30, 2002, the Company reached an agreement ("Escrow Termination Agreement") pursuant to which the Greenwald Escrow was terminated and net proceeds of approximately $1.3 million were disbursed to the Company. Pursuant to the Escrow Termination Agreement, Eastern acknowledged that there were no indemnification claims outstanding under the applicable asset purchase agreement. A gain of $1.1 million was recognized in the third quarter of 2002, principally relating to the release of reserves upon the resolution of the Greenwald Escrow. The amounts the Company will ultimately realize from its discontinued operations could differ from the amounts estimated and could therefore result in additional charges or gains in future periods. The results of the operations of Greenwald, Greenwald Intellicard, Amazing and Greystone have been reflected as discontinued operations.

NOTE 10 - REPOSITIONING CHARGE

      As discussed in Note 1, in July 2001, after evaluating the timing of potential future revenues, PubliCARD's Board decided to shift the Company's strategic focus. The Company recorded a charge aggregating $7.3 million in the second and third quarters of 2001 associated with the departure from the smart card reader and chip business. The charge consisted of write-offs of goodwill and intangibles of $4.1 million and fixed assets of $554,000, an inventory realizability adjustment of $1.7 million (included in cost of sales) as a result of the business closure, and severance and other costs of $1.0 million principally related to the termination of 36 employees. The repositioning activities were substantially completed by December 31, 2001.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUPPLEMENTAL INFORMATION

      Changes in assets and liabilities reflected in the Consolidated Statements of Cash Flows are net of acquisitions of businesses and consisted of the following for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                  2002        2001       2000
                                                  ----        ----       ----

      Trade receivables                         $   686     $   122    $    88
      Inventories                                  (248)       (830)      (714)
      Prepaid insurance and other current assets    404        (450)       152
      Other assets                                  533         340       (374)
      Net assets of discontinued operations        (404)       (424)    (3,260)
      Trade accounts payable                        (27)         15     (1,333)
      Accrued liabilities                          (135)     (2,227)      (607)
      Other non-current liabilities              (1,849)     (1,580)      (300)
                                                -------     -------    -------
                                                $(1,040)    $(5,034)   $(6,348)
                                                =======     =======    =======

      Cash paid for interest during 2002, 2001, and 2000 was $81,000, $79,000, and $137,000, respectively. No income taxes were paid in 2002, 2001 and 2000. Non-cash investing activities include the acquisition of 35% of Greenwald Intellicard for shares of common stock of $696,000 in 2000.

      Other assets as of December 31, 2002 and 2001 consisted of the following (in thousands):

                                                   2002            2001
                                                   ----            ----

      Investment in minority owned affiliates     $3,000         $5,307
      Intangible pension asset                       295            589
      Net assets of discontinued operations           --            886
                                                  ------         ------
                                                  $3,295         $6,782
                                                  ======         ======

      Accrued liabilities as of December 31, 2002 and 2001 consisted of the following (in thousands):

                                                   2002            2001
                                                   ----            ----


      Pension liability                           $1,505         $1,586
      Payroll and other employee benefits            292            409
      Environmental obligation                        --            434
       Deferred revenue                              402            166
      Other                                          483            784
                                                  ------         ------
                                                  $2,682         $3,379
                                                  ======         ======

      Other non-current liabilities as of December 31, 2002 and 2001 consisted of the following (in thousands):

                                                        2002         2001
                                                        ----         ----

      Pension liability and other retiree benefits     $4,872       $4,448
      Environmental obligation                             --          783
      Other                                               118           97
                                                       ------       ------
                                                       $4,990       $5,328
                                                       ======       ======

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The components of other comprehensive loss as of December 31, 2002 and 2001 consisted of the following (in thousands):

                                                     2002      2001
                                                     ----      ----

      Foreign currency translation adjustment       $   85    $  197
      Minimum pension liability                      2,306       901
                                                    ------    ------
                                                    $2,391    $1,098
                                                    ======    ======

      Comprehensive loss for the Company includes foreign currency translation adjustments and minimum pension liability, as well as net loss reported in the Company's Statements of Operations. Comprehensive loss for years ended December 31, 2002, 2001 and 2000 was as follows (in thousands):

                                                       2002        2001        2000
                                                       ----        ----        ----

      Net loss                                       $(7,193)   $(14,821)   $(15,400)
      Minimum pension liability                       (1,405)       (901)         --
      Foreign currency translation adjustments           112        (197)         --
                                                     -------    --------    --------
      Comprehensive loss                             $(8,486)   $(15,919)   $(15,400)
                                                     =======    ========    ========

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The unaudited consolidated financial statements for each of the quarterly periods in the years ended December 31, 2002 and 2001 are as follows (in thousands):

                                                        MAR. 31    JUN. 30    SEP. 30    DEC. 31
                                                        -------    -------    -------    -------

2002
      Net sales                                         $ 1,199    $ 1,016    $ 1,298    $ 1,092
      Gross margin                                          563        496        650        441
      Loss from continuing operations                    (1,269)    (1,227)    (3,409)    (2,354)
      Income from discontinued operations                    --         --      1,066         --
      Net loss                                           (1,269)    (1,227)    (2,343)    (2,354)

      Basic and diluted earnings (loss) per share
          Continuing operations                         $  (.05)   $  (.05)   $  (.14)   $  (.10)
          Discontinued operations                            --         --        .04         --
                                                        --------   --------   --------   --------
                                                        $  (.05)   $  (.05)   $  (.10)   $  (.10)
                                                        ========   ========   ========   ========
2001
      Net sales                                         $ 1,520    $ 1,339    $ 1,575    $ 1,218
      Gross margin                                          688       (635)       506        557
      Loss from continuing operations                    (3,509)    (9,510)    (2,799)    (1,353)
      Income from discontinued operations                    --      2,350         --         --
      Net Loss                                           (3,509)    (7,160)    (2,799)    (1,353)

      Basic and diluted earnings (loss) per share
          Continuing operations                         $  (.14)   $  (.40)   $  (.12)   $  (.06)
          Discontinued operations                            --        .10         --         --
                                                        -------    -------    -------    -------
                                                        $  (.14)   $  (.30)   $  (.12)   $  (.06)
                                                        =======    =======    =======    =======


                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                  INDEPENDENT AUDITORS' REPORT ON SCHEDULE II

To the Board of Directors and Shareholders of PubliCARD, Inc.
New York, New York

We have audited the consolidated financial statements of PubliCARD, Inc. and subsidiary companies (the "Company") as of and for the year ended December 31, 2002, and have issued our report thereon dated March 24, 2003 (which report expresses an unqualified opinion and includes explanatory paragraphs relating to the Company's ability to continue as a going concern and the application of procedures performed in regards to certain disclosures in the 2001 and 2000 financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures). Our audit also included the consolidated financial statement schedule of the Company as of and for the year ended December 31, 2002 listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein. The consolidated financial statements and consolidated financial statement schedules of the Company as of December 31, 2001 and for the years ended December 31, 2000 and 2001 were audited by other auditors who have ceased operations. Those other auditors expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule in their report dated March 20, 2002.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 24, 2003

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

PubliCARD, Inc. dismissed Arthur Andersen LLP on June 5, 2002, and subsequently engaged Deloitte & Touche LLP as its independent auditors. The predecessor auditors' report appearing below is a copy of Arthur Andersen LLP's previously issued opinion dated March 20, 2002. Since PubliCARD, Inc. is unable to obtain a manually signed audit report, a copy of Arthur Andersen LLP's most recently signed and dated report has been included below to satisfy filing requirements, as permitted under Rule 2-02(e) of Regulation S-X.

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

/s/ Arthur Andersen LLP

Stamford, Connecticut
March 20, 2002

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                Additions
                                                          ----------------------
                                                          Charged to
                                              Balance      Costs and                                  Balance
                                             January 1     Expenses    Other (1)  Deductions (2)    December 31
                                             ---------     --------    ---------  --------------    -----------
                                                                  (in thousand of dollars)
        Year ended December 31, 2002:
     Allowance for doubtful accounts           216               -          -           (113)           103

     Reserve for discontinued operations      1,245          (457)          -           (359)            429

Year ended December 31, 2001:
     Allowance for doubtful accounts             89             31        158            (62)            216

     Reserve for discontinued operations      3,913        (2,350)          -           (318)          1,245

Year ended December 31, 2000:
     Allowance for doubtful accounts             92             28         12            (43)             89

     Reserve for discontinued operations      4,141        (4,275)          -           4,047          3,913

(1) Other changes for the allowance for doubtful accounts represents reclassifications of previous year receivable reserves included in other operating accounts.

(2) Deductions for allowance for doubtful accounts represent the write-offs of account receivable. Deductions for discontinued operations represent charges and payments to reserves net of gains and receipts credited to reserves.