Form 10-K/A
period 2002-12-31
PUBLICARD INC
filed 2003-04-29
CIK 81050

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                                 ---------------
(Mark One)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No[ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.________

AS OF JUNE 28, 2002, THE AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $3,890,000.

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 28, 2003: 24,440,902
                    Documents Incorporated By Reference: NONE

                                    PART III

         Items 10, 11, 12 and 13 are hereby amended in their entirety as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company currently has six directors, all of whom were elected at the Annual Meeting of Shareholders held on December 17, 2002. All directors serve until the next election of directors or until their successors have been elected and have qualified. There is no family relationship between any of the directors and executive officers of the Company.

         Set forth below as to each director of the Company is information regarding age (as of April 15, 2003), position with the Company, principal occupation, business experience, period of service as a director of the Company and directorships currently held.

         HARRY I. FREUND: Age 63; Director of PubliCARD since April 12, 1985, Chairman of the Board of Directors since December 1985 and Chairman of PubliCARD since October 1998. Mr. Freund has been Chairman of Balfour Investors Inc., a merchant-banking firm that had previously been engaged in a general brokerage business ("Balfour"), since 1975. Mr. Freund is also Vice Chairman of Glasstech, Inc.

         JAY S. GOLDSMITH: Age 59; Director of PubliCARD since April 12, 1985, Vice Chairman of the Board of Directors since December 1985 and Vice Chairman of PubliCARD since October 1998. Mr. Goldsmith has been President of Balfour since 1975. Mr. Goldsmith is also Chairman of Glasstech, Inc. and a director of Atalanta/Sosnoff Capital Corporation.

         ANTONIO L. DELISE: Age 42; Director of PubliCARD since July 9, 2001. Mr. DeLise joined the Company in April 1995 as Vice President, Chief Financial Officer and Secretary. He was appointed to the Board of Directors in July 2001 and was elected to the additional posts of President in February 2002 and Chief Executive Officer in August 2002. Prior to joining the Company, Mr. DeLise was employed as a senior manager with the firm of Arthur Andersen LLP from July 1983 through March 1995.

         CLIFFORD B. COHN: Age 51; Director of PubliCARD since July 31, 1980, and was Vice President of Government Affairs of PubliCARD from April 1, 1982 to November 20, 1984. Mr. Cohn is the principal of Cohn & Associates, a law firm in Philadelphia, Pennsylvania. Mr. Cohn was an attorney for Grayson & Goldin P.C., a law firm in Philadelphia, Pennsylvania, during 2002.

         L. G. SCHAFRAN: Age 64; Director of PubliCARD since December 3, 1986. Mr. Schafran is the Managing General Partner of L.G. Schafran & Associates, an investment and development firm established in 1984. Mr. Schafran is a Director of Tarragon Realty Investors, Inc., Chairman of the Board and Co-Chief Executive Officer of Delta-Omega Technologies, Inc., Co-Liquidating Trustee of the Banyan Strategic Realty Trust and Director of Worldspace, Inc.

         EMIL VOGEL: Age 59; Director of PubliCARD since October 5, 2001. Mr. Vogel has been the Senior Partner and founder of Tarnow Associates ("Tarnow") since 1982. Prior to founding Tarnow, Mr. Vogel spent nine years with an executive search firm in the New York City metropolitan area conducting senior level search assignments. Mr. Vogel is also a director of Q.E.P. Co., Inc.

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

SUMMARY COMPENSATION TABLE


                                                                                LONG-TERM
                                                                              COMPENSATION
                                                                              ------------
                                                  ANNUAL COMPENSATION          ALL OTHER
                                                  -------------------         OPTIONS/SARs
NAME AND PRINCIPAL POSITION              YEAR   SALARY ($)     BONUS ($)(1)      (#)(2)         COMPENSATION ($)
---------------------------            -------  ---------      -----------    ------------      ---------------
Harry I. Freund (3)..............       2002     170,833               -             -                  -
Chairman of the Board of                2001     275,000               -       800,000(8)          15,000(6)
Directors and Chairman                  2000     312,500               -       200,000             15,000(6)

Jay S. Goldsmith (3).............       2002     170,833               -             -                  -
Vice Chairman of the Board of           2001     275,000               -       800,000(8)          22,966(6)
Directors and Vice Chairman             2000     312,500               -       200,000             22,966(6)

Jan-Erik Rottinghuis (4).........       2002      54,167          16,667             -                  -
Former President, Chief                 2001     325,000         100,000       800,000(8)          13,822(6)
Executive Officer and Director          2000     342,750         100,000       230,000              5,604(6)

Antonio L. DeLise (5)............       2002     262,500          40,000             -              8,380(7)
President, Chief Executive              2001     250,000          50,750       270,000(8)           7,159(7)
Officer, Chief Financial Officer        2000     250,000          78,875       107,500              6,549(7)
and Secretary

----------------

(1) Reflects bonus earned during the fiscal year. In some instances, all or a portion of the bonus was paid during the next fiscal year.

(2)      Options to acquire shares of Common Stock.

(3) Effective March 1, 2002, the annual salary of each of Messrs. Freund and Goldsmith was reduced to $150,000.

(4) Mr. Rottinghuis was appointed President and Chief Executive Officer of the Company by the Company's Board of Directors on November 5, 1999, effective early in 2000. In February 2002, Mr. Rottinghuis resigned as President and Chief Executive Officer of the Company and from PubliCARD's Board of Directors.

(5) Mr. DeLise has served as Chief Financial Officer since April 1995 and was appointed to the additional posts of President in February 2002 and Chief Executive Officer in August 2002.

(6) Represents life insurance premiums paid on behalf of Mr. Freund, Mr. Goldsmith and Mr. Rottinghuis.

(7) Consists of $5,100, $5,250 and $5,500 in contributions to PubliCARD's 401(k) plan for 2000, 2001 and 2002, respectively, and $1,449, $1,909 and $2,880 for term life and disability insurance payments paid on behalf of Mr. DeLise for 2000, 2001 and 2002, respectively.

(8) Includes stock options granted pursuant to a 2001 stock option cancellation and re-pricing program (See "Stock Option Agreements") in the amount of 500,000 to Mr. Freund, 500,000 to Mr. Goldsmith, 800,000 to Mr. Rottinghuis, and 95,000 to Mr. DeLise.

OPTION GRANTS IN LAST FISCAL YEAR

     During the fiscal year ended December 31, 2002, there were no options granted to the named executive officers.

AGGREGATE STOCK OPTION EXERCISES IN FISCAL YEAR 2002 AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth certain information as of December 31, 2002 concerning exercisable and unexercisable stock options held by the following persons:

                                   SHARES                   NUMBER OF SECURITIES UNDERLYING           VALUE OF UNEXERCISED
                                  ACQUIRED                   UNEXERCISED OPTIONS AT FISCAL      IN-THE-MONEY OPTIONS AT FISCAL
                                     ON          VALUE                 YEAR END                           YEAR END (1)
     NAME                         EXERCISE      REALIZED    EXERCISABLE       UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
     ----                         --------      --------    -----------       -------------     -----------     --------------
Harry I. Freund                      -             -          305,556            194,444             -                -

Jay S. Goldsmith                     -             -          305,556            194,444             -                -

Jan-Erik Rottinghuis                 -             -                -                  -             -                -

Antonio L. DeLise                    -             -          243,889            113,611             -                -

-----------------

(1) These values are based on the December 31, 2002 closing price for PubliCARD's common stock on the Nasdaq SmallCap Market of $.15 per share.

                               STOCK OPTION PLANS

         Under the 1993 Long-Term Incentive Plan and the 1993 Non-employee Director Stock Option Plan adopted by shareholders of the Company in 1994 and the 1999 Long-Term Incentive Plan and 1999 Stock Option Plan for Non-employee Directors adopted by shareholders of the Company in 1999, the Company may grant stock options, restricted stock options, stock appreciation rights, performance awards and other stock-based awards equivalent to up to 7,300,000 shares of common stock. As of December 31, 2002, a total of 2,244,325 shares of Common Stock in the aggregate were available for grant under the stock option plans.

         The plans are administered by the Board of Directors and/or the Compensation Committee of the Board of Directors of the Company. Subject to the express provisions of the plans, the Compensation Committee or the Board of Directors, as applicable, has full and final authority to determine the terms of all awards granted under the plans including (a) the purchase price of the shares covered by each award, (b) whether any payment will be required upon grant of the award, (c) the individuals to whom, and the time at which, awards shall be granted, (d) the number of shares to be subject to each award, (e) when an award can be exercised and whether in whole or in installments, (f) whether the exercisability of the awards is subject to risk of forfeiture or other condition and (g) whether the stock issued upon exercise of an award is subject to repurchase by the Company, and the terms of such repurchase.

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

         In January 1996, PubliCARD issued options to Messrs. Cohn and Schafran to buy a total of 200,000 shares of PubliCARD's Common Stock at an exercise price of $2.50 per share for five years. In 2000, a total of 40,000 of such options were exercised. The expiration date on the remaining options was subsequently extended by five years to January 2006.

         On November 2, 1999, the Company entered into option agreements with Mr. Rottinghuis, pursuant to which Mr. Rottinghuis was granted options to purchase 400,000 shares of Common Stock at an exercise price of $6.75 per share and up to 400,000 additional shares of Common Stock at an exercise price of $6.75 per share. In February 2001, the stock options held by Mr. Rottinghuis were cancelled pursuant to the stock option re-pricing program. Replacement options were issued to him in respect of such cancelled options on August 20, 2001. In February 2002, Mr. Rottinghuis resigned as President and Chief Executive Officer of the Company and from PubliCARD's Board of Directors. All of the options issued to Mr. Rottinghuis were subsequently cancelled.

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

         In the event one of the above-named individuals (a) is terminated as an employee of the Company for any reason other than conviction of a felony or any act of fraud or embezzlement, (b) is disabled for six consecutive months or dies, (c) is not elected and maintained in the office which he now occupies, (d) is not included by the board of directors in the slate of directors recommended to shareholders, (e) receives a reduction in his salary or fringe benefits, (f) experiences a change in his place of employment or is required to travel excessively or (g) experiences other substantial, material and adverse changes in conditions under which the individual's services are to be rendered, within three years following a change of control, the individual will be entitled to receive in a lump sum within 10 days of the date of discontinuance, a payment equal to 2.99 times the individual's average annual compensation for the shorter of (a) the five years preceding the change of control, or (b) the period the individual received compensation from PubliCARD for personal services. Assuming a change of control of the Company and the discontinuance of an individual's services were to occur at the present time, payments in the following amounts, assuming there are no "excess parachute payments" as defined in the Internal Revenue Code of 1986 (the "Code"), would be made pursuant to the change of control agreements: Mr. Freund - $842,000; and Mr. Goldsmith - $842,000. In the event any such payment, either alone or together with others made in connection with the individual's discontinuance, is considered to be an excess parachute payment, the individual is entitled to receive an additional payment in an amount which, when added to the initial payment, results in a net benefit to the individual, after giving effect to excise taxes imposed by Section 4999 of the Code and income taxes on such additional payment, equal to the initial payment before such additional payment. Since the change of control agreements would require large cash payments to be made by any person or group effecting a change of control of PubliCARD, absent the assent of a majority of the Continuing Directors, these agreements may discourage hostile takeover attempts of PubliCARD.

         The change of control agreements would have expired on December 1, 2002 but have been and will continue to be automatically extended for a period of one year on each December 1, unless terminated by either party prior to any December
1. In the event a change of control occurs while the change of control agreements are in effect, the term of such agreements will automatically be extended to three years from the date of the change of control and the foregoing renewal option will become inapplicable.

         INFORMATION CONCERNING THE BOARD OF DIRECTORS

         Through September 30, 2000, directors who were not officers of the Company were paid $2,500 per month for services as directors and, in addition, $750 per day for each meeting of the board or of shareholders that they attend without regard to the number of meetings attended each day. Effective October 1, 2000, the monthly retainer and per diem fees were suspended. Pursuant to the 1999 Stock Option Plan for Non-employee Directors adopted by shareholders of the Company in 1999, non-employee directors receive 30,000 options to purchase common stock of the Company in August of each year.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors, which consists entirely of outside directors, reviews the compensation of key employees of the Company. The present members of the Compensation Committee are Clifford B. Cohn (Chairman) and L.G. Schafran. See Item 13-"Certain Relationships and Related Transactions".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following information is furnished as of April 15, 2003 with respect to each class of equity securities of the Company beneficially owned by each person who owns of record or is known by the Company to own beneficially more than 5% of the common stock of the Company and by all directors, nominees and officers and by all directors, nominees and officers as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective shareholders of the Company and the directors, nominees and officers.

                                                                  BENEFICIAL OWNERSHIP OF SHARES
                                                                      OF COMMON STOCK AS OF         PERCENT OF
         NAME                                 POSITION                  APRIL 15, 2003 (1)           CLASS (1)
         ----                                 --------                  ------------------         -----------
Taube Hodson Stonex                 N/A                                    2,735,500(2)                   11.2%
Partners Limited
27 St. James Place
London SW1A INR
United Kingdom

Harry I. Freund                     Director, Chairman of the                886,068(3)                    3.6%
                                    Board and Chairman

Jay S. Goldsmith                    Director, Vice Chairman of             1,097,664(4)                    4.4%
                                    the Board and Vice Chairman

Antonio L. DeLise                   Director, President, Chief               299,778(5)                    1.2%
                                    Executive Officer, Chief
                                    Financial Officer and
                                    Secretary

Clifford B. Cohn                    Director                                 180,314(6)            Less than 1%

L.G. Schafran                       Director                                 334,050(7)                    1.4%

Emil Vogel                          Director                                 112,400(8)            Less than 1%

Jan-Erik Rottinghuis (9)            Former Director, President               200,000(9)            Less than 1%
                                    and Chief Executive Officer

All directors, nominees and                                                3,097,274(10)                  12.0%
officers as a group (7 persons)

-----------------

(1) Calculated in accordance with Rule 13d-3 adopted by the SEC under the Exchange Act.

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

(3) Includes 361,111 shares of Common Stock which may be acquired by Mr. Freund within 60 days. Also includes 5,454 shares of Common Stock held by Mr. Freund's spouse over which Mr. Freund has shared voting and investment power but as to which he disclaims any beneficial interest. Also includes 13,000 shares that may be deemed to be owned beneficially by Mr. Freund which are held by the Balfour Defined Benefit Pension Plan (the "Plan"), for which Mr. Freund is a Trustee and Plan Administrator and in which he participates. Mr. Freund disclaims ownership of 5,850 shares of such 13,000 shares.

(4) Includes 361,111 shares of Common Stock which may be acquired by Mr. Goldsmith within 60 days. Also includes 13,000 shares that may be deemed to be owned beneficially by Mr. Goldsmith which are held by the Plan, of which Mr. Goldsmith is a Trustee and Plan Administrator and in which he participates. Mr. Goldsmith disclaims ownership of 7,280 shares of Common Stock held by the Plan.

(5) Includes 272,778 shares which may be acquired by Mr. DeLise within 60 days through the exercise of stock options.

(6) Includes 180,000 shares which may be acquired by Mr. Cohn within 60 days through the exercise of stock options.

(7) Includes 220,000 shares which may be acquired by Mr. Schafran within 60 days through the exercise of stock options. Also includes 114,050 shares of Common Stock held by Mr. Schafran's spouse as to which Mr. Schafran disclaims any beneficial interest.

(8) Includes 50,000 shares which may be acquired by Mr. Vogel within 60 days through the exercise of stock options.

(9) Mr. Rottinghuis became the Company's President and Chief Executive Officer in early 2000. Pursuant to the employment agreement between Mr. Rottinghuis and the Company, the Company issued 200,000 shares of Common Stock to Mr. Rottinghuis on November 2, 1999. See "Employment and Change in Control Agreements." In February 2002, Mr. Rottinghuis resigned as President and Chief Executive Officer of the Company and from PubliCARD's Board of Directors.

(10) Includes 1,445,000 shares of Common Stock which may be acquired by such persons within 60 days.

         The following table sets forth certain equity compensation plan information for the Company as of December 31, 2002.

                                                                                     NUMBER OF SECURITIES
                                                                                    REMAINING AVAILABLE FOR
                                                                                     FUTURE ISSUANCE UNDER
                              NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE          EQUITY COMPENSATION
                              BE ISSUED UPON EXERCISE       EXERCISE PRICE OF          PLANS (EXCLUDING
                              OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,      SECURITIES REFLECTED IN
                                WARRANTS AND RIGHTS        WARRANTS AND RIGHTS            COLUMN (a))
      PLAN CATEGORY                    (a)                        (b)                         (c)
      -------------           -----------------------     --------------------      -----------------------
Equity compensation plans
approved by security
holders                              2,939,175                   $1.01                     2,244,325

Equity compensation plans
not approved by security
holders                                363,960                   $6.31                             -
                                     ---------                                          ------------

Total                                3,303,135                   $1.59                     2,244,325
                                     =========                                          ============

         See Item 11-"Executive Compensation" for a description of the Company's equity compensation plans.

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

                                        PUBLICARD, INC.
                                        ---------------
                                        (Registrant)

    Date: April 29, 2003           By: /s/ Antonio L. DeLise
                                       ---------------------
                                       Antonio L. DeLise, President,
                                       Chief Executive Officer, Chief Financial
                                       Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date April 29, 2003            By: /s/ ANTONIO L. DELISE
                                       ---------------------
                                       Antonio L. DeLise, President,
                                       Chief Executive Officer, Chief Financial
                                       Officer and Director

    Date April 29, 2003            By: /s/ CLIFFORD B. COHN
                                       --------------------
                                       Clifford B. Cohn, Director

    Date April 29, 2003            By: /s/ HARRY I. FREUND
                                       -------------------
                                       Harry I. Freund, Chairman and Director

    Date April 29, 2003            By: /s/ JAY S. GOLDSMITH
                                       --------------------
                                       Jay S. Goldsmith, Vice Chairman and
                                       Director

    Date April 29, 2003            By: /s/ L. G. SCHAFRAN
                       -               ------------------
                                       L. G. Schafran, Director

    Date April 29, 2003            By: /s/ EMIL VOGEL
                                       --------------
                                       Emil Vogel, Director

                                  CERTIFICATION

I, Antonio L. DeLise, as the President, Chief Executive Officer and Chief Financial Officer of PubliCARD, Inc., certify that:

1.       I have reviewed this annual report on Form 10-K/A of PubliCARD, Inc.;

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

Date: April 29, 2003                 /s/ Antonio L. DeLise
                                     ------------------------------------
                                     Antonio L. DeLise
                                     President, Chief Executive Officer,
                                     Chief Financial Officer and Secretary