Form 10-Q
period 2003-03-31
PUBLICARD INC
filed 2003-05-15
CIK 81050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

YES [X]   No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]   No [X]

   Number of shares of Common Stock outstanding as of May 9, 2003: 24,440,902

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS AS OF
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                     MARCH 31,      DECEMBER 31,
                                                                                                       2003            2002
                                                                                                       ----            ----
                                                                                                    (unaudited)
                                              ASSETS

Current assets:
     Cash, including short-term investments of $1,653 and $1,138 in 2003 and 2002, respectively     $     1,622     $      1,290
     Trade receivables, less allowance for doubtful accounts of $92 and $103 in 2003 and
          2002, respectively                                                                              1,205              853
     Inventories                                                                                            825              885
     Insurance recovery receivable                                                                          682                -
     Prepaid insurance and other                                                                            375              375
                                                                                                    -----------     ------------
          Total current assets                                                                            4,709            3,403
                                                                                                    -----------     ------------

Equipment and leasehold improvements, net                                                                   339              379
Goodwill and intangibles                                                                                    852              862
Other assets                                                                                              3,295            3,295
                                                                                                    -----------     ------------
                                                                                                    $     9,195     $      7,939
                                                                                                    ===========     ============

                          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Trade accounts payable and overdraft                                                           $     1,218     $      1,269
     Accrued liabilities                                                                                  2,840            2,682
                                                                                                    -----------     ------------
          Total current liabilities                                                                       4,058            3,951

Other non-current liabilities                                                                             5,140            4,990
                                                                                                    -----------     ------------

          Total liabilities                                                                               9,198            8,941
                                                                                                    -----------     ------------

Commitments and contingencies (Note 6)

Shareholders' deficit:
     Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized; 665 and 765
          issued and outstanding as of March 31, 2003 and December 31, 2002, respectively                 3,325            3,825
     Common shares, $0.10 par value: 40,000,000 shares authorized; 24,440,902 and 24,190,902
          shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively          2,444            2,419
     Additional paid-in capital                                                                         107,644          107,169
     Accumulated deficit                                                                               (111,024)        (112,024)
     Other comprehensive loss                                                                            (2,392)          (2,391)
                                                                                                    -----------     ------------
          Total shareholders' deficit                                                                        (3)          (1,002)
                                                                                                    -----------     ------------
                                                                                                    $     9,195     $      7,939
                                                                                                    ===========     ============

The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                      2003            2002
                                                                                                      ----            ----
Net sales                                                                                         $     1,413     $     1,199

Cost of sales                                                                                             619             636
                                                                                                  -----------     -----------

     Gross margin                                                                                         794             563
                                                                                                  -----------     -----------

Operating expenses:
     General and administrative                                                                           704             933
     Sales and marketing                                                                                  482             427
     Product development                                                                                   89             119
     Amortization of intangibles                                                                           10             144
                                                                                                  -----------     -----------
                                                                                                        1,285           1,623
                                                                                                  -----------     -----------
     Loss from operations                                                                                (491)         (1,060)
                                                                                                  -----------     -----------

Other income (expenses):
     Interest income                                                                                        3              14
     Interest expense                                                                                      (3)            (15)
     Cost of pensions - non-operating                                                                    (217)           (206)
     Gain on insurance recoveries                                                                       1,707               -
     Other income (expenses), net                                                                           1              (2)
                                                                                                  -----------     -----------
                                                                                                        1,491            (209)
                                                                                                  -----------     -----------

Net income (loss)                                                                                 $     1,000     $    (1,269)
                                                                                                  ===========     ===========

Earnings (loss) per common share:
     Basic                                                                                        $       .04     $      (.05)
                                                                                                  ===========     ===========
     Diluted                                                                                      $       .04     $      (.05)
                                                                                                  ===========     ===========

Weighted average shares outstanding:
     Basic                                                                                         24,315,902      24,153,402
                                                                                                  ===========     ===========
     Diluted                                                                                       26,103,402      24,153,402
                                                                                                  ===========     ===========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                      Common Shares                                      Other
                                        Class A       -------------      Additional                    Comprehen-       Share-
                                       Preferred    Shares                Paid-in     Accumulated         sive         holders'
                                         Stock      Issued      Amount    Capital       Deficit           Loss         Deficit
                                         -----      ------      ------    -------       -------           ----        ---------
Balance - January 1, 2003               $ 3,825   24,190,902   $ 2,419   $ 107,169   $    (112,024)    $   (2,391)    $  (1,002)

Conversion of preferred stock              (500)     250,000        25         475               -              -             -

Comprehensive income (loss):
 Net income                                   -            -         -           -           1,000              -         1,000
 Foreign currency translation
     adjustment                               -            -         -           -               -             (1)           (1)
                                        -------   ----------   -------   ---------   -------------     ----------     ---------
    Comprehensive income                                                                                                    999
                                                                                                                      ---------

Balance - March 31, 2003                $ 3,325   24,440,902   $ 2,444   $ 107,644   $    (111,024)    $   (2,392)    $      (3)
                                        =======   ==========   =======   =========   =============     ==========     =========

The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   2003            2002
                                                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                           $  1,000        $  (1,269)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Gain on insurance recoveries                                                             (1,707)               -
          Amortization of intangibles                                                                  10              144
          Depreciation and amortization                                                                44               47
          Changes in assets and liabilities:
             Trade receivables                                                                       (352)              44
             Inventories                                                                               60               94
             Prepaid insurance and other current assets                                                 -              400
             Other assets                                                                               -               (9)
             Trade accounts payable                                                                   (51)            (468)
             Accrued liabilities                                                                      158              328
             Other non-current liabilities                                                            144             (146)
                                                                                                 --------        ---------
                     Net cash used in operating activities                                           (694)            (835)
                                                                                                 --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                              (4)               -
     Proceeds from insurance recovery                                                               1,025                -
     Proceeds from discontinued operations                                                              5               24
                                                                                                 --------        ---------
                     Net cash provided by investing activities                                      1,026               24
                                                                                                 --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES                                                                    -                -
                                                                                                 --------        ---------

Effect of exchange rate changes on cash and cash equivalents                                            -               (1)
                                                                                                 --------        ---------

Net increase (decrease) in cash                                                                       332             (812)
Cash - beginning of period                                                                          1,290            4,479
                                                                                                 --------        ---------
Cash - end of period                                                                             $  1,622        $   3,667
                                                                                                 ========        =========

Cash paid for income taxes                                                                       $      -        $       -
                                                                                                 ========        =========
Cash paid for interest                                                                           $      3        $       -
                                                                                                 ========        =========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

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

LIQUIDITY AND GOING CONCERN CONSIDERATIONS

         These unaudited consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for the years 2002, 2001 and 2000. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000, to $4.5 million at December 31, 2001, to $1.3 million at December 31, 2002 and to $1.6 million at March 31, 2003. The Company also had working capital of $651,000 and an accumulated deficit of $111.0 million at March 31, 2003.

         If the distress termination of the Company's defined benefit pension plan for which the Company has applied is completed (see Note 5), for which no assurance can be given, the Company's 2003 funding requirements to the plan could be eliminated, in which case management believes that existing cash and short term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2003. However, additional capital will be necessary in order to operate beyond December 2003 and to fund the current business plan and other obligations. While the Company is actively considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will be able to eliminate the 2003 funding requirements for the defined benefit pension plan or be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it may not be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which could have a material adverse

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

effect on its business and results of operations and could lead the Company to seek bankruptcy protection. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors' report on the Company's Consolidated Financial Statements for the year ended December 31, 2002 contained an emphasis paragraph concerning substantial doubt about the Company's ability to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of PubliCARD and its wholly-owned subsidiaries. All intercompany transactions are eliminated in consolidation.

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of March 31, 2003 and the results of their operations and cash flows for the three months ended March 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as amended.

EARNINGS (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is based on net income divided by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options, warrants and convertible preferred stock at the later of the beginning of the year or date of issuance. For the three months ended March 31, 2002, diluted net income (loss) per share was the same as basic net income (loss) per share since the effect of stock options, warrants and convertible preferred stock were antidilutive.

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

INVENTORIES

         Inventories are stated at lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

inventory. Inventories as of March 31, 2003 and December 31, 2002 consisted of the following (in thousands):

                                                                 2003             2002
                                                                 ----             ----
Raw materials and work-in-process                              $   329            $ 175
Finished goods                                                     496              710
                                                               -------            -----
                                                               $   825            $ 885
                                                               =======            =====

STOCK-BASED COMPENSATION

         The Company accounts for employee stock-based compensation cost using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation" ("SFAS No. 148").

         At March 31, 2003, the Company had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans is equal to the market price of the Company's common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) and earnings (loss) per share for the three months ended March 31, 2003 and 2002 would have been as follows (in thousands except per share data):

                                                     2003           2002
                                                     ----           ----
Net income (loss), as reported                    $    1,000     $    (1,269)
Deduct: Total stock-based compensation expense
   determined under fair value based method             (121)            (43)
                                                  ----------     -----------
Pro forma net income (loss)                       $      879     $    (1,312)
                                                  ==========     ===========

Basic earnings (loss) per share:
   As reported                                    $      .04     $      (.05)
                                                  ==========     ===========
   Pro forma                                      $      .04     $      (.05)
                                                  ==========     ===========

Diluted earnings (loss) per share:
   As reported                                    $      .04     $      (.05)
                                                  ==========     ===========
   Pro forma                                      $      .03     $      (.05)
                                                  ==========     ===========

         The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The statement is effective beginning January 1, 2003, and did not have a material impact on the Company's Consolidated Financial Statements.

         In December 2002, the FASB issued SFAS No. 148. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation. The Company has elected to continue to apply APB No. 25 and related interpretations in accounting for stock options, and the disclosures required by SFAS Nos. 123 and 148 are included in Note 1 herein.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation addresses the disclosures to be made by a guarantor in its financial statements about its obligations under guarantee. In addition, it also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions became effective December 15, 2002 and did not have a material impact on the Company's Consolidated Financial Statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". The interpretation requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This Interpretation is effective July 1, 2003, and is not expected to have a material impact on the Company's Consolidated Financial Statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. SFAS No. 149 is effective on a prospective basis for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This statement is not expected to have a material impact on the Company's Consolidated Financial Statements.

NOTE 2 - GOODWILL AND INTANGIBLES

         Goodwill is the excess of the purchase price and related costs over the value assigned to the net tangible and intangible assets relating to the November 1999 acquisition of Infineer. Through December 31, 2001, goodwill had been amortized over a five year life. Effective January 1, 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). In accordance with the guidelines of this statement, goodwill and indefinite lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment. The Company performed an initial review for impairment of goodwill as of January 1, 2002 and determined that no impairment existed at that date. The Company determined the fair value of its sole reporting unit primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relied primarily

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

on the implied fair value using a multiple of revenues for several entities with comparable operations and economic characteristics. Significant assumptions used in the discounted cash valuation included estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor.

         The Company performed its annual goodwill impairment test in the fourth quarter of 2002 and determined that goodwill had been impaired. The Company determined the fair value primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relied primarily on the implied fair value using a multiple of revenues for an entity with comparable operations and economic characteristics. Significant assumptions used in the discounted cash valuation included estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor. Based on comparing the values derived from the two techniques to the carrying value of the reporting unit, the Company recorded a goodwill impairment loss of $364,000 in the fourth quarter of 2002. The Company attributes the impairment loss to the value of a comparable entity that was sold in a transaction in late 2002, the significant 2002 operating loss for the reporting unit and lower forecasted revenue growth due to a continued overall decline in technology spending and a shortage of capital available to invest in the reporting unit. On an ongoing basis, the Company expects to perform its annual impairment test during the fourth quarter absent any interim impairment indicators. The carrying value of goodwill as of March 31, 2003 and December 31, 2002 was $782,000.

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

         The gross carrying amount and accumulated amortization of intangible assets at March 31, 2003 and December 31, 2002 was as the following (in thousands):

                                                               2003              2002
                                                               ----              ----
Gross carrying amount                                         $ 1,881          $ 1,881
Accumulated amortization                                       (1,811)          (1,801)
                                                              -------          -------
                                                              $    70          $    80
                                                              =======          =======

         Amortization of intangibles for the three months ended March 31, 2003 and 2002 was $10,000 and $144,000, respectively. The estimated annual amortization expense for intangibles is $40,000 for each of the years 2003 and 2004.

NOTE 3 - INVESTMENTS

         In December 2000, the Company acquired an ownership interest in TecSec, Incorporated, a Virginia corporation ("TecSec"), for $5.1 million. TecSec develops and markets encryption products and solutions, which are designed to enable the next generation information security for the enterprise, multi-enterprise e-business and other markets. The TecSec investment, amounting to a 5% ownership interest on a fully diluted basis, has been accounted for at cost. The Company has certain anti-dilutive rights whereby its

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ownership interest may be increased following contributions of additional third-party capital. The Company believed that the investment in TecSec had been impaired and a charge of $2.1 million was recorded in the third quarter of 2002. The Company attributed the impairment to a general decline in valuations of technology entities, the difficulties in raising capital and TecSec's recurring operating losses. TecSec is currently evaluating alternative sources of financing to meet ongoing capital and operating needs. If TecSec is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, the Company's investment in TecSec could be further impaired and subject to an additional significant write-down.

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

NOTE 4 - SEGMENT DATA

         The Company's sole operating activities involve the deployment of smart card solutions for educational and corporate sites. As such, the Company reports as a single segment. Sales by geographical areas for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

                                                          2003                           2002
                                                          ----                           ----
United States                                            $   228                       $    283
Europe                                                     1,092                            896
Rest of world                                                 93                             20
                                                         -------                       --------
                                                         $ 1,413                       $  1,199
                                                         =======                       ========

         The Company has operations in the United States and United Kingdom. Identifiable assets by country as of March 31, 2003 and December 31, 2002 are as follows (in thousands):

                                                           2003                          2002
                                                           ----                          ----
United States                                            $ 5,926                       $  4,842
United Kingdom                                             2,417                          2,235
                                                         -------                       --------
                                                         $ 8,343                       $  7,077
                                                         =======                       ========

NOTE 5 - UNDERFUNDED PENSION PLAN

         The Company sponsors a defined benefit pension plan (the "Plan") that was frozen in 1993. As of December 31, 2002, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $6.1 million. The assets of the Plan are managed by an outside trustee and invested primarily in equity and fixed income securities. PubliCARD common stock represented less than 1% of plan assets as of December 31, 2002. For 2003, the minimum required contributions are expected to be $1.5 million.

         In January 2003, the Company filed a notice with the Pension Benefit Guaranty Corporation ("PBGC")

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

seeking a "distress termination" of the Plan. If the PBGC determines that the Company meets one of the tests for such a termination, the Plan will terminate and the PBGC will become responsible for meeting future retirement obligations of participants (within certain limitations). The Company would be liable to the PBGC for the amount of the unfunded guaranteed benefit obligation. The Company believes that on a termination basis, the Plan's liabilities could exceed the value of its assets by in excess of $7.0 million. In addition, the Company did not make the required quarterly contributions of approximately $253,000 per quarter that were due on January 15, 2003 and April 15, 2003. The Company has initiated discussions with the PBGC concerning the termination of the Plan and its obligation to the PBGC if the Plan is terminated (including the timing of its repayment obligation). It is not possible to predict the outcome of such discussions.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

         Notice of the commencement of this action has been given to the Company's directors and officers liability insurance carriers. The Company believes it has meritorious defenses to the allegations and intends to defend vigorously. In November 2002, the Company and the individual defendants served with the action filed a demurrer seeking the dismissal of six of the plaintiffs' nine purported causes of action. In January 2003, the court ruled in favor of the demurrer and dismissed the entire complaint. The plaintiffs were granted the right to replead and subsequently filed an amended complaint in February 2003. The Company and individual defendants filed a second demurrer in March 2003. The court has not yet heard argument or ruled on the demurrer to the amended complaint. The lawsuit is in the early stages. There has been no discovery and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damages, or range of damages, if any, that the Company might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to the Company, it could have a material adverse effect on the Company's operations, cash flow and financial position. The Company incurred approximately $200,000 in defense costs in 2002. No additional costs have been incurred in 2003.

         Various other legal proceedings are pending against the Company. The Company considers all such other proceedings to be ordinary litigation incident to the character of its businesses. Certain claims are covered by liability insurance. The Company believes that the resolution of those claims to the extent not covered by insurance will not, individually or in the aggregate, have a material adverse effect on the financial position or results of operations of the Company.

INSURANCE RECOVERIES

         In February and March 2003, the Company entered into two binding settlements with various historical insurers that resolve certain claims (including certain future claims) under policies of insurance issued to the Company by those insurers. As a result of the settlements, after allowance for associated expenses and offsetting adjustments, the Company received net proceeds of approximately $1.0 million in February 2003 and an additional $682,000 in April 2003. The Company recognized a non-recurring gain from these settlements of $1.7 million in the first quarter of 2003.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The Company is also in discussions with other insurance markets regarding the status of certain policies of insurance. It cannot be determined whether any additional amounts may be recovered from these other insurers nor can the timing of any such additional recoveries be determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Form 10-Q contains forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of PubliCARD preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," "intends," "plans" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. You should understand that the possible consequences of such statements made under "Factors That May Affect Future Results" and elsewhere in this document could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements.

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

         PubliCARD's financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Unaudited Consolidated Financial Statements, the Company has incurred operating losses, has a working capital deficiency and requires additional capital to meet its obligations and accomplish the Company's business plan, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company's failure to obtain funding or inability to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

         SALES. Revenues are generated from product sales, technology and software license fees, installation and maintenance contracts. Consolidated net sales increased to $1.4 million in 2003 compared to $1.2 million for 2002. Sales in the first quarter of 2003 benefited from several one-time custom development projects and an increase in license fees.

         GROSS MARGIN. Cost of sales consists primarily of material, personnel costs and overhead. Gross margin as a percentage of net sales increased to 56% in 2003 from 47% in 2002. The gross margin improvement resulted from higher margins generated by the revenues from the custom development projects and license fees in the first quarter of 2003.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel and travel costs, public relations, trade shows and marketing materials. Sales and marketing expenses were $482,000 in 2003 compared to $427,000 in 2002. The increase is mainly due to higher personnel costs.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses include costs associated with the development of new products and enhancements to existing products. Product development expenses consist primarily of personnel and travel costs and contract engineering services. Product development expenses amounted to $89,000 in 2003 compared to $119,000 in 2002. The decrease in expenses is attributed to greater reimbursement of certain development costs under an ongoing grant with a government agency in Northern Ireland.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance and accounting, human resources, risk management and legal. General and administrative expenses were $704,000 in 2003 compared to $933,000 in 2002. The decrease is mainly due to corporate headcount reductions.

         AMORTIZATION OF INTANGIBLES. In accordance with SFAS No. 142, effective January 1, 2002, goodwill is no longer amortized. Goodwill and other intangibles will be subject to an annual review for impairment or earlier if circumstances or events indicate that impairment has occurred. This may result in future write-downs or the write-off of such assets. Amortization of intangibles relates to the continuing amortization of definite life intangibles. Amortization expense decreased from $144,000 in 2002 to $10,000 in 2003 as a result of an impairment loss of $1.0 million recognized in the fourth quarter of 2002.

         OTHER INCOME AND EXPENSE. Cost of pensions, which represents amounts related to discontinued product lines and related plant closings in prior years, principally relates to pension expense associated with the Company's frozen defined benefit pension plan.

         In February and March 2003, the Company entered into two binding settlements with various historical insurers that resolve certain claims (including certain future claims) under policies of insurance issued to the Company by those insurers. As a result of the settlements, after allowance for associated expenses and offsetting adjustments, the Company received net proceeds of approximately $1.0 million in February 2003 and an additional $682,000 in April 2003. The Company recognized a non-recurring gain from these settlements of $1.7 million in the first quarter of 2003.

LIQUIDITY

         The Company has financed its operations over the last three years primarily through the sale of capital stock, the sale of non-core businesses and insurance recoveries. During the three months ended March 31, 2003, cash, including short-term investments, increased by $332,000 to $1.6 million as of March 31, 2003.

         Operating activities utilized cash of $694,000 in 2003 and principally consisted of the net income of

$1.0 million plus depreciation and amortization of $54,000 offset by a gain on insurance recoveries of $1.7 million and an increase in assets and liabilities of $41,000.

         Investing activities provided cash of $1.0 million in 2003 and consisted principally of $1.0 million of proceeds received from insurance recoveries. An additional $682,000 in cash relating to the insurance recoveries was received in April 2003.

         The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow in 2003 and beyond. In addition to funding operating and capital requirements and corporate overhead, future uses of cash include the following:

         - The Company sponsors a defined benefit pension plan, which was frozen in 1993. As of December 31, 2002, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $6.1 million. The annual required contribution to the plan is expected to be approximately $1.5 million in 2003. Since the plan is significantly underfunded, absent some action by the Company, the annual contribution requirements beyond 2003 would continue to be significant. In view of its financial condition, in January 2003, the Company filed a notice with the PBGC seeking a "distress termination" of the Plan. If the PBGC determines that the Company meets one of the tests for such a termination, the Plan will terminate and the PBGC will become responsible for meeting future retirement obligations to participants (within certain limitations). The Company would be liable to the PBGC for the amount of the unfunded guaranteed benefit obligation. The Company believes that on a termination basis, the Plan's liabilities could exceed the value of its assets by in excess of $7.0 million. In addition, the Company did not make the required quarterly contributions of approximately $253,000 per quarter that were due on January 15, 2003 and April 15, 2003. The Company has initiated discussions with the PBGC concerning the termination of the Plan and its repayment obligation to the PBGC if the Plan is terminated (including the timing of its repayment obligation). It is not possible to predict the outcome of such discussions.

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

         - The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next six years. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are $260,000 for the remainder of 2003, $207,000 in 2004, $68,000 in 2005,
              $56,000 in 2006, $55,000 in 2007 and $40,000 thereafter.

         The Company will need to raise additional capital that may not be available to it. If the distress termination of the Company's defined benefit pension plan for which the Company has applied is completed (see Note 5 to the Notes to Unaudited Consolidated Financial Statements), the Company's 2003 funding requirements to the plan could be eliminated, in which case management believes that existing cash and short term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2003. However, additional capital will be necessary in order to operate beyond December 2003 and to fund the current business plan and other obligations. While the Company is actively considering various funding alternatives, it has not secured or entered into any arrangements to obtain additional capital. There can be no assurance that the Company will be able to eliminate the 2003 funding requirements for the defined benefit pension plan or be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it may not be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which could have a material adverse effect on its business and results of operations.

         The Company currently has no capacity for commercial debt financing. Should such capacity become available it may be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, and continued operating losses. Borrowings may also involve covenants limiting or restricting its operations or future opportunities.

         As a result of a failure to meet certain continuing listing requirements of the Nasdaq National Market ("National Market"), the Company transferred the listing of its common stock to the Nasdaq SmallCap Market ("SmallCap Market") effective May 2, 2002. On March 19, 2003, the Company received a Nasdaq Staff Determination letter indicating that the Company failed to comply with the minimum bid price requirement for continued listing on the SmallCap Market and that the Company's common stock was therefore subject to delisting. The Board of the Company decided not to appeal the delisting determination. Effective March 28, 2003, the Company's common stock no longer traded on the Nasdaq SmallCap Market. On March 28, 2003 the Company's common stock began trading on the OTC Bulletin Board. As a result of the delisting, the liquidity of the common stock may be adversely affected. This could impair the Company's ability to raise capital in the future. If additional capital is raised through the issuance of equity securities, the Company's stockholders' percentage ownership of the common stock will be reduced and stockholders may experience dilution in net book value per share, or the new equity securities may have rights, preferences or privileges senior to those of its common stockholders.

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

CRITICAL ACCOUNTING POLICIES

         The Company's significant accounting policies are more fully described in the Notes to the Company's Unaudited Consolidated Financial Statements. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventories, valuation of investments and goodwill and intangibles and pension accounting to be critical policies due to the estimation processes involved.

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

         VALUATION OF INVESTMENTS. The Company periodically assesses the carrying value of its minority-owned investments for impairment. This assessment is based upon a review of operations and indications of continued viability, such as subsequent rounds of financing. As discussed in Note 3 to the Unaudited Consolidated Financial Statements, during 2002 the Company made a determination that its minority-owned investments in TecSec and Mako were impaired. While management believes that the adjusted carrying value of its investment in TecSec is fairly stated, future circumstances could affect the valuation.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The statement is effective beginning January 1, 2003, and did not have a material impact on the Company's Consolidated Financial Statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation. The Company has elected to continue to apply APB No. 25 and related interpretations in accounting for stock options, and the disclosures required by SFAS Nos. 123 and 148 are included in Note 1 to the Unaudited Consolidated Financial Statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation addresses the disclosures to be made by a guarantor in its financial statements about its obligations under guarantee. In addition, it also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions became effective December 15, 2002 and did not have a material impact on the Company's Consolidated Financial Statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". The interpretation requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This Interpretation is effective July 1, 2003, and is not expected to have a material impact on the Company's Consolidated Financial Statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. SFAS No. 149 is effective on a prospective basis for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This statement is not expected to have a material impact on the Company's Consolidated Financial Statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, WE HAVE ONGOING FUNDING OBLIGATIONS AND WE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US, ALL OF WHICH COULD LEAD US TO SEEK BANKRUPTCY PROTECTION. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 2000, 2001 and 2002 of approximately $19.7 million, $17.2 million and $8.3 million, respectively. In addition, we experienced negative cash flow from continuing operating activities of $18.7 million, $12.2 million, $5.1 million and $694,000 in 2000, 2001, 2002 and the three months ended March 31, 2003, respectively, and have working capital of $651,000 as of March 31, 2003.

         We sponsor a defined benefit pension plan which was frozen in 1993. As of December 31, 2002, the present value of the accrued benefit liabilities of our pension plan exceeded the Plan's assets by approximately $6.1 million. The annual required contribution to the Plan is expected to be $1.5 million for 2003 and if the Plan is continued, we will be obligated to make continued contributions in accordance with the Employee Retirement Income Security Act of 1974. Since the Plan is significantly underfunded, absent some action by us, we expect that the annual contribution requirements beyond 2003 will continue to be significant. Future contribution levels depend in large measure on the mortality rate of plan participants, discount rate and the expected return on the plan assets. In April 2002, we failed to make the required quarterly contribution to the Plan due April 15, 2002, in the amount of $253,000. We paid this required contribution on June 11, 2002. Quarterly contributions of $253,000 each were made on a timely basis in July 2002 and October 2002. In view of our financial condition, in January 2003, we filed a notice with the PBGC seeking a "distress termination" of the Plan and did not make the quarterly contributions of approximately $253,000 due on January 15, 2003 and April 15, 2003. If the PBGC determines that we meet one of the tests for such termination, the Plan will terminate and the PBGC will become responsible for meeting future retirement obligations to participants (within certain limitations). We would be liable to the PBGC for the amount of the unfunded benefit obligation. We believe that, on a termination basis, the Plan's liabilities could exceed the value of its assets by in excess of $7.0 million. We have initiated discussions with the PBGC concerning the termination of the Plan and our repayment obligation to the PBGC if the Plan is terminated (including the timing of our repayment obligation). It is not possible to predict the outcome of such discussions.

         We and certain current and former officers are defendants in a lawsuit alleging, among other things, misrepresentation and securities fraud. We believe that we have meritorious defenses to the allegations and intend to defend ourselves vigorously. The cost of defending against this action could be significant, and if we are not successful in defending ourself, we may be required to pay the plaintiff's damages, which could have a material adverse effect on our business and operations. See "We are unable to predict the extent to which the resolution of lawsuits pending against us could adversely affect our business". In addition, we have future non-cancelable operating lease obligations for office space, vehicles and office equipment aggregating $686,000.

         We will need to raise additional capital that may not be available to us. If the distress termination of the Plan for which we have applied is completed, our 2003 funding requirements discussed above could be eliminated, in which case, we believe that existing cash and short term investments may be sufficient to meet our operating and capital requirements at the currently anticipated level through December 31, 2003. However, additional capital will be necessary in order to operate beyond December 2003 and to fund the current business plan and other obligations. While we are actively considering various funding alternatives, no arrangement to obtain additional funding has been secured or entered into. There can be no assurance that we will be able to eliminate the 2003 funding requirements for the Plan or be able to obtain additional funding, on acceptable terms or at all. If we cannot raise additional capital to continue at our present level of operations we may not be able to meet our obligations, take advantage of future acquisition opportunities or further develop or enhance our product offering, any of which could have a material adverse effect on our business and results of operations and could lead us to seek bankruptcy protection. The auditors' reports on our Consolidated Financial Statements for the years ended December 31, 2001 and 2002 contained an emphasis paragraph concerning substantial doubt about our ability to continue as a going concern.

         We currently have no capacity for commercial debt financing. Should such capacity become available to us, we may be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, and continued operating losses. Borrowings may also involve covenants limiting or restricting our operations or future opportunities.

         OUR STOCK HAS BEEN DELISTED FROM THE NASDAQ SYSTEM. On February 14, 2002, we received a notice from The Nasdaq Stock Market ("Nasdaq") that our common stock had failed to maintain a minimum closing bid price of $1.00 over the last 30 consecutive trading days as required by National Market rules. We received a second notice on February 27, 2002, that our common stock also failed to maintain a market value of public float of $5 million.

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

         On March 19, 2003, we received a Nasdaq Staff Determination letter indicating that we failed to comply with the minimum bid price requirement for continued listing on the SmallCap Market and that our common stock was therefore subject to delisting. Our Board decided not to appeal the delisting determination. Effective March 28, 2003, our common stock no longer traded on the SmallCap Market. On March 28, 2003, our common stock began trading on the OTC Bulletin Board.

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

         WE ARE UNABLE TO PREDICT THE EXTENT TO WHICH THE RESOLUTION OF LAWSUITS PENDING AGAINST US COULD ADVERSELY AFFECT OUR BUSINESS. On May 28, 2002, a lawsuit was filed against us in the Superior Court of the State of California, in the County of Los Angeles by Leonard M. Ross and affiliated entities alleging, among other things misrepresentation and securities fraud. The lawsuit names four of our current and former executive officers and directors and us as the defendants. The plaintiffs seek monetary and punitive damages for alleged actions made by the defendants in order to induce the plaintiff to purchase, hold or refrain from selling our common stock. The plaintiffs allege that the defendants made a series of material misrepresentations, misleading statements, omissions and concealments, specifically and directly to the plaintiffs concerning the nature, existence and status of contracts with certain purchasers, the nature and existence of investments in us by third parties, the nature and existence of business relationships and investments by us.

         Notice of the commencement of this action has been given to our directors and officers liability insurance carriers. We believe we have meritorious defenses to the allegations and we intend to defend ourselves vigorously. In November 2002, we and the individual defendants served with the action filed a demurrer seeking the dismissal of six of the plaintiffs' nine purported causes of action. In January 2003, the court ruled in favor of the demurrer and dismissed the entire complaint. The plaintiff had the right to replead and subsequently filed an amended complaint in February 2003. We and individual defendants filed a second demurrer in March 2003. The court has not yet heard argument or ruled on the demurrer to the amended complaint. The lawsuit is in the early stages. There has been no discovery and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damages, or range of damages, if any, that we might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to us, it could have a material adverse effect on our operations, cash flow and financial position. The Company incurred approximately $200,000 in defense costs in 2002. No additional costs have been incurred in 2003.

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

         OUR TECSEC INVESTMENT MAY BE IMPAIRED OR SUBJECT TO A SIGNIFICANT WRITE-DOWN IN THE FUTURE. As of March 31, 2003, after recording an impairment charge of $2.1 million in the third quarter of 2002, the carrying value of our investment in TecSec, a privately held company, was $3.0 million. This investment has been accounted for at cost and could be subject to write-down in future periods if it is determined that the investment is permanently impaired and not recoverable. TecSec is currently evaluating alternative sources of financing to meet ongoing capital and operating needs. If TecSec is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, our investment in TecSec could be further impaired and subject to an additional significant write-down.

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

         WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in our business. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business. For the three months ended March 31, 2003, one customer represented approximately 13% of our sales. Amounts due from this customer represented approximately 17% of the accounts receivable balance as of March 31, 2003. For the year ended December 31, 2002, one customer represented approximately 10% of our sales. Amounts due from a second customer represented approximately 12% of the accounts receivable balance as of December 31, 2002.

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

         OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISK ASSOCIATED WITH OPERATING IN FOREIGN MARKETS, INCLUDING FLUCTUATIONS IN CURRENCY EXCHANGE RATES, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION. Sales outside the U.S. represented approximately 78% and 84% of total sales for the year ended December 31, 2002 and three months ended March 31, 2003, respectively. Because we derive a substantial portion of our business outside the United States, we are subject to certain risks associated with operating in foreign markets including the following:

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

         OUR STOCK PRICE IS EXTREMELY VOLATILE. The stock market has recently experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock has been highly volatile and is likely to continue to be volatile. The future trading price for our common stock will depend on a number of factors, including:

            - delisting of our common stock from the Nasdaq SmallCap Market effective March 28, 2003 (see "Our stock has been delisted from the Nasdaq System" above);

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

Market Risk

         We are exposed to market risk primarily through short-term investments and an overdraft facility. Our investment policy calls for investment in short-term, low risk instruments. As of March 31, 2003, short-term investments (principally U.S. Treasury bills) were $1.7 million and borrowing under the overdraft facility amounted to $279,000. Due to the nature of the short-term investments and the amount of the overdraft facility, any change in rates would not have a material impact on our financial condition or results of operations.

Investment Risk

         As of March 31, 2003, the carrying value of our investment in TecSec, a privately held company, was $3.0 million after recording an impairment change of $2.1 million in the third quarter of 2002. This investment has been accounted for at cost and could be subject to write-downs in future periods if it is determined that the investment is permanently impaired and is not recoverable. TecSec is currently evaluating alternative sources of financing to meet ongoing capital and operating needs. If TecSec is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, our investment could be further impaired and subject to a significant additional write-down.

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

         Notice of the commencement of this action has been given to the Company's directors and officers liability insurance carriers. The Company believes it has meritorious defenses to the allegations and intends to defend vigorously. In November 2002, the Company and the individual defendants served with the action filed a demurrer seeking the dismissal of six of the plaintiffs' nine purported causes of action. In January 2003, the court ruled in favor of the demurrer and dismissed the entire complaint. The plaintiffs were granted the right to replead and subsequently filed an amended complaint in February 2003. The Company and individual defendants filed a second demurrer in March 2003. The court has not yet heard argument or ruled on the demurrer to the amended complaint. The lawsuit is in the early stages. There has been no discovery and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damages, or range of damages, if any, that the Company might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to the Company, it could have a material adverse effect on the Company's operations, cash flow and financial position. The Company incurred approximately $200,000 in defense costs in 2002. No additional costs have been incurred in 2003.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Certification of periodic report dated May 14, 2003

(b) Report on Form 8-K

Form 8-K dated March 31, 2003, regarding the delisting of the Registrant's common stock from trading on the Nasdaq SmallCap Market and the reporting of the Registrant's results of operations for the fourth quarter of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PUBLICARD, INC.
                                      (Registrant)

Date: May 15, 2003                    /s/ Antonio L. DeLise
                                      Antonio L. DeLise, President,
                                      Chief Executive Officer, Chief Financial
                                      Officer

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

Date: May 15, 2003                    /s/ Antonio L. DeLise
                                      -------------------------------------
                                      Antonio L. DeLise
                                      President, Chief Executive Officer,
                                      Chief Financial Officer and Secretary