Form 10-Q
period 2003-06-30
PUBLICARD INC
filed 2003-08-08
CIK 81050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ___.

         COMMISSION FILE NUMBER 0-29794

                                 PUBLICARD, INC.
             (Exact name of registrant as specified in its charter)

                   PENNSYLVANIA                             23-0991870
(State or other jurisdiction of incorporation            (I.R.S. Employer
               or organization)                          Identification No.)

         620 FIFTH AVENUE, 7TH FLOOR, NEW YORK, NY              10020
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

YES   X    No      .
    -----     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes          No   X
    -----       -------

  Number of shares of Common Stock outstanding as of August 7, 2003: 24,565,902

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS AS OF
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                    JUNE 30,       DECEMBER 31,
                                                                                                       2003            2002
                                                                                                       ----            ----
                                                                                                   (unaudited)
                                              ASSETS

Current assets:
     Cash, including short-term investments of $1,835 and $1,138 in 2003 and 2002, respectively     $   1,841      $   1,290
     Trade receivables, less allowance for doubtful accounts of $94 and $103 in 2003 and
          2002, respectively                                                                            1,045            853
     Inventories                                                                                          639            885
     Prepaid insurance and other                                                                          246            375
                                                                                                    ---------      ---------
          Total current assets                                                                          3,771          3,403
                                                                                                    ---------      ---------
Equipment and leasehold improvements, net                                                                 310            379
Goodwill and intangibles                                                                                  842            862
Other assets                                                                                            3,295          3,295
                                                                                                    ---------      ---------
                                                                                                    $   8,218      $   7,939
                                                                                                    =========      =========

                               LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Trade accounts payable and overdraft                                                           $   1,410      $   1,269
     Accrued liabilities                                                                                2,450          2,682
                                                                                                    ---------      ---------
          Total current liabilities                                                                     3,860          3,951
Other non-current liabilities                                                                           5,281          4,990
                                                                                                    ---------      ---------
          Total liabilities                                                                             9,141          8,941
                                                                                                    ---------      ---------
Commitments and contingencies (Note 6)

Shareholders' deficit:
     Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized; 665 and 765
           issued and outstanding as of June 30, 2003 and December 31, 2002, respectively               3,325          3,825
     Common shares, $0.10 par value: 40,000,000 shares authorized; 24,440,902 and 24,190,902
          shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively         2,444          2,419
     Additional paid-in capital                                                                       107,644        107,169
     Accumulated deficit                                                                             (111,953)      (112,024)
     Other comprehensive loss                                                                          (2,383)        (2,391)
                                                                                                    ---------      ---------
          Total shareholders' deficit                                                                    (923)        (1,002)
                                                                                                    ---------      ---------
                                                                                                    $   8,218      $   7,939
                                                                                                    =========      =========

The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                    JUNE 30,                            JUNE 30,
                                                                    --------                            --------
                                                             2003               2002            2003               2002
                                                             ----               ----            ----               ----
Sales                                                  $      1,193      $      1,016      $      2,606      $      2,215

Cost of sales                                                   612               520             1,231             1,156
                                                       ------------      ------------      ------------      ------------
     Gross margin                                               581               496             1,375             1,059
                                                       ------------      ------------      ------------      ------------
Operating expenses:
     General and administrative                                 687               761             1,391             1,694
     Sales and marketing                                        523               472             1,005               899
     Product development                                        156               128               245               247
     Amortization of intangibles                                 10               144                20               288
                                                       ------------      ------------      ------------      ------------
                                                              1,376             1,505             2,661             3,128
                                                       ------------      ------------      ------------      ------------
     Loss from operations                                      (795)           (1,009)           (1,286)           (2,069)
                                                       ------------      ------------      ------------      ------------
Other income (expenses):
     Interest income                                              4                15                 7                29
     Interest expense                                            (2)               (6)               (5)              (21)
     Cost of pensions - non-operating                          (225)             (218)             (442)             (424)
     Gain on insurance recoveries                                --                --             1,707                --
     Other income (expenses), net                                89                (9)               90               (11)
                                                       ------------      ------------      ------------      ------------
                                                               (134)             (218)            1,357              (427)
                                                       ------------      ------------      ------------      ------------
Net income (loss)                                      $       (929)     $     (1,227)     $         71      $     (2,496)
                                                       ============      ============      ============      ============

Basic and diluted earnings (loss) per common share     $       (.04)     $       (.05)     $         --      $       (.10)
                                                       ============      ============      ============      ============
Weighted average common shares outstanding
      Basic                                              24,440,902        24,181,527        24,369,473        24,169,473
                                                       ============      ============      ============      ============
      Diluted                                            26,103,402        24,181,527        26,103,402        24,169,473
                                                       ============      ============      ============      ============

The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                         Other
                                   Class A         Common Shares        Additional                    Comprehen-    Share-
                                  Preferred     Shares                    Paid-in      Accumulated       sive      holders'
                                    Stock       Issued        Amount      Capital        Deficit         Loss       Deficit
                                    -----       ------        ------      -------        -------         ----       -------
Balance - January 1, 2003           $3,825      24,190,902     $2,419     $107,169     $(112,024)     $(2,391)     $(1,002)

Conversion of preferred stock         (500)        250,000         25          475            --           --           --

Comprehensive income:
 Net income                             --              --         --           --            71           --           71
 Foreign currency
    translation
    adjustment                          --              --         --           --           --             8            8
                                    ------      ----------     ------     --------     ---------      -------      -------
    Comprehensive income                                                                                                79
                                                                                                                   -------
Balance - June 30, 2003             $3,325      24,440,902     $2,444     $107,644     $(111,953)     $(2,383)     $  (923)
                                    ======      ==========     ======     ========     =========      =======      =======

The accompanying notes to unaudited consolidated financial statements are an integral part of this statement.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       2003         2002
                                                                       ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                               $    71      $(2,496)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Gain on insurance recoveries                                (1,707)          --
          Amortization of intangibles                                     20          288
          Depreciation and amortization                                   83          111
          Changes in assets and liabilities:
             Trade receivables                                          (170)         127
             Inventories                                                 264          (15)
             Prepaid insurance and other current assets                  131          442
             Other assets                                                 --          192
             Trade accounts payable                                     (147)        (661)
             Accrued liabilities                                          18           38
             Other non-current liabilities                               271          (60)
                                                                     -------      -------
                     Net cash used in operating activities            (1,166)      (2,034)
                                                                     -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                (11)         (16)
     Proceeds from insurance recoveries                                1,707           --
     Proceeds from discontinued operations                                20           88
                                                                     -------      -------
                     Net cash provided by investing activities         1,716           72
                                                                     -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES                                      --           --
                                                                     -------      -------
Effect of exchange rate changes on cash and cash equivalents               1            3
                                                                     -------      -------
Net increase (decrease) in cash                                          551       (1,959)
Cash - beginning of period                                             1,290        4,479
                                                                     -------      -------
Cash - end of period                                                 $ 1,841      $ 2,520
                                                                     =======      =======
Cash paid for income taxes                                           $    --      $    --
                                                                     =======      =======
Cash paid for interest                                               $     5      $    59
                                                                     =======      =======

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

LIQUIDITY AND GOING CONCERN CONSIDERATIONS

         These unaudited consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for the years 2002, 2001 and 2000. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $1.8 million at June 30, 2003. The Company also had a working capital deficit of $89,000 and an accumulated deficit of $112.0 million at June 30, 2003.

         If the distress termination of the Company's defined benefit pension plan for which the Company has applied is completed (see Note 5), for which no assurance can be given, the Company's 2003 funding requirements to the plan could be eliminated, in which case management believes that existing cash and short-term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2003. However, additional capital will be necessary in order to operate beyond December 2003 and to fund the current business plan and other obligations. While the Company is actively considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will be able to eliminate the 2003 funding requirements for the defined benefit pension plan or be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it may not be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which could have a material adverse effect on its business and results of operations and could lead the Company to seek bankruptcy protection.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of June 30, 2003 and the results of their operations and cash flows for the six months ended June 30, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as amended.

EARNINGS (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is based on net income (loss) divided by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options, warrants and convertible preferred stock at the later of the beginning of the year or date of issuance. For the three and six months ended June 30, 2002, diluted net income (loss) per share was the same as basic net income (loss) per share since the effect of stock options, warrants and convertible preferred stock were antidilutive.

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

INVENTORIES

         Inventories are stated at lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

inventory. Inventories as of June 30, 2003 and December 31, 2002 consisted of the following (in thousands):

                                                     2003             2002
                                                     ----             ----
           Raw materials and work-in-process        $ 217            $ 175
           Finished goods                             422              710
                                                    -----            -----
                                                    $ 639            $ 885
                                                    =====            =====

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

         At June 30, 2003, the Company had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans is equal to the market price of the Company's common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) and earnings (loss) per share for the three and six months ended June 30, 2003 and 2002 would have been as follows (in thousands except per share data):

                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                               JUNE 30,                 JUNE 30,
                                                               --------                 --------
                                                           2003         2002        2003        2002
                                                           ----         ----        ----        ----
Net income (loss), as reported                           $  (929)     $(1,227)     $  71      $(2,496)
Deduct: Total stock-based compensation expense
            determined under fair value based method        (121)         (43)      (243)         (86)
                                                         -------      -------      -----      -------
Pro forma loss                                           $(1,050)     $(1,270)     $(172)     $(2,582)
                                                         =======      =======      =====      =======
Basic earnings (loss) per share:
    As reported                                          $  (.04)     $  (.05)     $  --      $  (.10)
                                                         =======      =======      =====      =======
    Pro forma                                            $  (.04)     $  (.05)     $(.01)     $  (.11)
                                                         =======      =======      =====      =======
Diluted earnings (loss) per share:
    As reported                                          $  (.04)     $  (.05)     $  --      $  (.10)
                                                         =======      =======      =====      =======
    Pro forma                                            $  (.04)     $  (.05)     $(.01)     $  (.11)
                                                         =======      =======      =====      =======

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

         In December 2002, the FASB issued SFAS No. 148. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years and interim periods ending after December 15, 2002. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation. The Company has elected to continue to apply APB No. 25 and related interpretations in accounting for stock options, and the disclosures required by SFAS Nos. 123 and 148 are included in Note 1 herein.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

         The Company performed its annual goodwill impairment test in the fourth quarter of 2002 and determined that goodwill had been impaired. The Company determined the fair value primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relied primarily on the implied fair value using a multiple of revenues for an entity with comparable operations and economic characteristics. Significant assumptions used in the discounted cash valuation included estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor. Based on comparing the values derived from the two techniques to the carrying value of the reporting unit, the Company recorded a goodwill impairment loss of $364,000 in the fourth quarter of 2002. The Company attributed the impairment loss to the value of a comparable entity that was sold in a transaction in late 2002, the significant 2002 operating loss for the reporting unit and lower forecasted revenue growth due to a continued overall decline in technology spending and a shortage of capital available to invest in the reporting unit. On an ongoing basis, the Company expects to perform its annual impairment test during the fourth quarter absent any interim impairment indicators. The carrying value of goodwill as of June 30, 2003 and December 31, 2002 was $782,000.

         Intangible assets consist of completed technology identified as of the Infineer acquisition date and are amortized over a five year life. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the net realizable of the asset. In the fourth quarter of 2002, the Company determined that its intangible assets had been impaired and recorded an impairment loss of $1.0 million. The Company attributed the impairment loss to the significant 2002 operating loss for the reporting unit and lower forecasted revenue growth due to a continued overall decline in technology spending and a shortage of capital available to invest in the reporting unit.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The gross carrying amount and accumulated amortization of intangible assets at June 30, 2003 and December 31, 2002 was as the following (in thousands):

                                                       2003             2002
                                                       ----             ----
           Gross carrying amount                     $ 1,881          $ 1,881
           Accumulated amortization                   (1,821)          (1,801)
                                                     -------          -------
                                                     $    60          $    80
                                                     =======          =======

         Amortization of intangibles for the six months ended June 30, 2003 and 2002 was $20,000 and $288,000, respectively. The estimated annual amortization expense for intangibles is $40,000 for each of the years 2003 and 2004.

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

NOTE 4 - SEGMENT DATA

         The Company's sole operating activities involve the deployment of smart card solutions for educational and corporate sites. As such, the Company reports as a single segment. Sales by geographical areas for the six months ended June 30, 2003 and 2002 are as follows (in thousands):

                                           2003          2002
                                           ----          ----
     United States                        $  554        $  420
     Europe                                1,853         1,748
     Rest of world                           199            47
                                          ------        ------
                                          $2,606        $2,215
                                          ======        ======

         The Company has operations in the United States and United Kingdom. Identifiable assets by country as of June 30, 2003 and December 31, 2002 are as follows (in thousands):

                                                    2003         2002
                                                    ----         ----
     United States                                $ 5,372      $ 4,842
     United Kingdom                                 2,004        2,235
                                                  -------      -------
                                                  $ 7,376      $ 7,077
                                                  =======      =======

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - UNDERFUNDED PENSION PLAN

         The Company sponsors a defined benefit pension plan (the "Plan") that was frozen in 1993. As of December 31, 2002, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $6.1 million (determined on an ongoing basis). The assets of the Plan are managed by an outside trustee and invested primarily in equity and fixed income securities. PubliCARD common stock represented less than 1% of plan assets as of December 31, 2002. For 2003, the minimum required contributions are expected to be approximately $1.5 million.

         In January 2003, the Company filed a notice with the Pension Benefit Guaranty Corporation ("PBGC") seeking a "distress termination" of the Plan. If the PBGC determines that the Company meets one of the tests for such a termination, the Plan will terminate and the PBGC will become responsible for meeting future retirement obligations of participants (within certain limitations). The Company would be liable to the PBGC for the amount of the unfunded guaranteed benefit obligation. The Company believes that on a termination basis, the Plan's liabilities could exceed the value of its assets by in excess of $7.0 million. In addition, the Company did not make the required contributions that were due on January 15, 2003, April 15, 2003 and July 15, 2003 which aggregate approximately $900,000. The Company has initiated discussions with the PBGC concerning the termination of the Plan and its obligation to the PBGC if the Plan is terminated (including the timing of its repayment obligation). It is not possible to predict the outcome of such discussions.

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

         Notice of the commencement of this action has been given to the Company's directors and officers liability insurance carriers. The Company believes it has meritorious defenses to the allegations and intends to defend vigorously. In November 2002, the Company and the individual defendants served with the action filed a demurrer seeking the dismissal of six of the plaintiffs' nine purported causes of action. In January 2003, the court ruled in favor of the demurrer and dismissed the entire complaint. The plaintiffs were granted the right to replead and subsequently filed an amended complaint in February 2003. The Company and individual defendants filed a second demurrer in March 2003. In June 2003, the court ruled in favor of the demurrer to dismiss, without leave to amend, six of the eleven purported causes of action in the amended complaint. The lawsuit is in the early stages. There has been no discovery and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damages, or range of damages, if any, that the Company might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to the Company, it could have a material adverse effect on the Company's operations, cash flow and financial position. The Company incurred approximately $200,000 in defense costs in 2002. No additional costs have been incurred in 2003.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7 -  COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) for the Company includes foreign currency translation adjustments as well as net income (loss) reported in the Company's Consolidated Statements of Operations. Comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 was as follows (in thousands):

                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   JUNE 30,                  JUNE 30,
                                                   --------                  --------
                                              2003         2002          2003         2002
                                              ----         ----          ----         ----
Net income (loss)                            $  (929)     $(1,227)     $    71     $(2,496)
Foreign currency translation adjustments           9           80            8          54
                                             -------      -------      -------     -------
Comprehensive income (loss)                  $  (920)     $(1,147)     $    79     $(2,442)
                                             =======      =======      =======     =======

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         SALES. Revenues are generated from product sales, technology and software license fees, installation and maintenance contracts. Consolidated net sales increased to $1.2 million in 2003 compared to $1.0 million for 2002. The increase in sales was due to principally to an improvement in shipments to distributors in the United States.

         GROSS MARGIN. Cost of sales consists primarily of material, personnel costs and overhead. Gross margin, as a percentage of net sales, was 49% in both 2003 and 2002.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel and travel costs, public relations, trade shows and marketing materials. Sales and marketing expenses were $523,000 in 2003 compared to $472,000 in 2002. The increase is mainly due to higher personnel costs.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses include costs associated with the development of new products and enhancements to existing products. Product development expenses consist primarily of personnel and travel costs and contract engineering services. Product development expenses amounted to $156,000 in 2003 compared to $128,000 in 2002.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance and accounting, human resources, risk management and legal. General and administrative expenses were $687,000 in 2003 compared to $761,000 in 2002. The decrease is mainly due to a slight overall reduction in salaries and benefit expenses.

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

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         SALES. Consolidated net sales increased to $2.6 million in 2003 compared to $2.2 million for 2002. Sales in 2003 benefited from several one-time custom development projects and an increase in sales outside of the United Kingdom.

         GROSS MARGIN. Gross margin, as a percentage of net sales, was 53% in 2003 compared to 48% in 2002. The gross margin improvement resulted from higher margins generated by the revenues from the custom development projects and license fees in the first quarter of 2003.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses were $1.0 million in 2003 compared to $899,000 in 2002. The increase is mainly due to higher personnel costs.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses amounted to $245,000 in 2003 compared to $247,000 in 2002.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2003 decreased to $1.4 million from $1.7 million for 2002. The decrease is mainly due to corporate cost containment initiatives and headcount reductions.

         AMORTIZATION OF GOODWILL AND INTANGIBLES. Amortization expense decreased from $288,000 in 2002 to $20,000 in 2003 as a result of an impairment loss of $1.0 million recognized in the fourth quarter of 2002.

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

LIQUIDITY

         The Company has financed its operations over the last three years primarily through the sale of capital stock, the sale of non-core businesses and insurance recoveries. During the six months ended June 30, 2003, cash, including short-term investments, increased by $551,000 to $1.8 million as of June 30, 2003.

         Operating activities utilized cash of $1.2 million in 2003 and principally consisted of the net income of $71,000 plus depreciation and amortization of $103,000 and a reduction in assets and liabilities of $367,000 offset by a gain on insurance recoveries of $1.7 million.

         Investing activities provided cash of $1.7 million in 2003 and consisted principally of $1.7 million of proceeds received from insurance recoveries.

         The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow in 2003 and beyond. In addition to funding operating and capital requirements and corporate overhead, future uses of cash include the following:

         - The Company sponsors a defined benefit pension plan, which was frozen in 1993. As of December 31, 2002, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $6.1 million (determined on an ongoing basis). The required contribution to the plan is expected to be approximately $1.5 million in 2003. Absent some action by the Company, the annual contribution requirements beyond 2003 would continue to be significant. In view of its financial condition, in January 2003, the Company filed a notice with the PBGC seeking a "distress termination" of the Plan. If the PBGC determines that the Company meets one of the tests for such a termination, the Plan will terminate and the PBGC will become responsible for meeting future retirement obligations to participants (within certain limitations). The Company would be liable to the PBGC for the amount of the unfunded guaranteed benefit obligation. The Company believes that on a termination basis, the Plan's liabilities could exceed the value of its assets by in excess of $7.0 million. In addition, the Company did not make the required contributions that were due on January 15, 2003, April 15, 2003 and July 15, 2003 which aggregate approximately $900,000. The Company has initiated discussions with the PBGC concerning the termination of the Plan and its repayment obligation to the PBGC if the Plan is terminated (including the timing of its repayment obligation). It is not possible to predict the outcome of such discussions.

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

         - The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next six years. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are $176,000 for the remainder of 2003, $217,000 in 2004, $77,000 in 2005, $56,000 in 2006, $55,000 in 2007 and $40,000
                  thereafter.

         The Company will need to raise additional capital that may not be available to it. If the distress termination of the Company's defined benefit pension plan for which the Company has applied is completed (see Note 5 to the Notes to Unaudited Consolidated Financial Statements), the Company's 2003 funding requirements to the plan could be eliminated, in which case management believes that existing cash and short-term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2003. However, additional capital will be necessary in order to operate beyond December 2003 and to fund the current business plan and other obligations. While the Company is actively considering various funding alternatives, it has not secured or entered into any arrangements to obtain additional capital. There can be no assurance that the Company will be able to eliminate the 2003 funding requirements for the defined benefit pension plan or be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it may not be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which could have a material adverse effect on its business and results of operations.

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

         VALUATION OF INVESTMENTS. The Company periodically assesses the carrying value of its minority-owned investments for impairment. This assessment is based upon a review of operations and indications of continued viability, such as subsequent rounds of financing. As discussed in Note 3 to the Unaudited Consolidated Financial Statements, during 2002 the Company made a determination that its minority-owned investments in TecSec was impaired. While management believes that the adjusted carrying value of its investment in TecSec is fairly stated, future circumstances could affect the valuation.

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

         The Company performed its annual goodwill impairment test in the fourth quarter of 2002 and determined that goodwill had been impaired. The Company determined the fair value primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relied primarily on the implied fair value using a multiple of revenues for an entity with comparable operations and economic characteristics. Significant assumptions used in the discounted cash valuation included estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor. Based on comparing the values derived from the two techniques to the carrying value of the reporting unit, the Company recorded a goodwill impairment loss of $364,000 in the fourth quarter of 2002. The Company attributed the impairment loss to the value of a comparable entity that was sold in a transaction in late 2002, the significant 2002 operating loss for the reporting unit and lower forecasted revenue growth due to a continued overall decline in technology spending and a shortage of capital available to invest in the reporting unit. On an ongoing basis, the Company expects to perform its annual impairment test during the fourth quarter absent any interim impairment indicators.

         Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the net realizable of the asset. In the fourth quarter of 2002, the Company determined that its intangible assets had been impaired and recorded an impairment loss of $1.0 million. The Company attributed the impairment loss to the significant 2002 operating loss for the reporting unit and lower forecasted revenue growth due to a continued overall decline in technology spending and a shortage of capital available to invest in the reporting unit.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years and interim periods ending after December 15, 2002. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation. The Company has elected to continue to apply APB No. 25 and related interpretations in accounting for stock options, and the disclosures required by SFAS Nos. 123 and 148 are included in Note 1 to the Unaudited Consolidated Financial Statements.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. SFAS No. 149 is effective on a prospective basis for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This statement is not expected to have a material impact on the Company's Consolidated Financial Statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on the Company's Consolidated Financial Statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, WE HAVE ONGOING FUNDING OBLIGATIONS AND WE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US, ALL OF WHICH COULD LEAD US TO SEEK BANKRUPTCY PROTECTION. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 2000, 2001 and 2002 of approximately $19.7 million, $17.2 million and $8.3 million, respectively. In addition, we experienced negative cash flow from continuing operating activities of $18.7 million, $12.2 million, $5.1 million and $1.2 million in 2000, 2001, 2002 and the six months ended June 30, 2003, respectively, and have a working capital deficit of $89,000 as of June 30, 2003.

         We sponsor a defined benefit pension plan which was frozen in 1993. As of December 31, 2002, the present value of the accrued liabilities of our plan exceeded its' assets by approximately $6.1 million. (determined on an ongoing basis) The required contribution to the Plan is expected to be approximately $1.5 million for 2003 and if the Plan is continued, we will be obligated to make continued contributions in future years which, absent some action by us, we expect that the annual contribution requirements beyond 2003 will continue to be significant. Future contribution levels depend in large measure on the mortality rate of plan participants, the discount rate required, and the expected return on the plan assets. In April 2002, we failed to make the required quarterly contribution to the Plan due April 15, 2002, in the amount of $253,000. We made this contribution on June 11, 2002 and quarterly contributions of $253,000 were made on a timely basis in July 2002 and October 2002. In view of our financial condition, in January 2003, we filed a notice with the PBGC seeking a "distress termination" of the Plan and did not make the contributions due on January 15, 2003, April 15, 2003 and July 15, 2003 which aggregate approximately $900,000. If the PBGC determines that we meet one of the tests for such termination, the Plan will terminate and the PBGC will become responsible for meeting future retirement obligations to participants (within certain limitations). We would be liable to the PBGC for the amount of the unfunded benefit obligation. We believe that, on a termination basis, the Plan's liabilities could exceed the value of its assets by in excess of $7.0 million. We have initiated discussions with the PBGC concerning the termination of the Plan and our repayment obligation to the PBGC if the Plan is terminated (including the timing of our repayment obligation). It is not possible to predict the outcome of such discussions.

         We and certain current and former officers are defendants in a lawsuit alleging, among other things, misrepresentation and securities fraud. We believe that we have meritorious defenses to the allegations and intend to defend ourselves vigorously. The cost of defending against this action could be significant, and if we are not successful in defending ourself, we may be required to pay the plaintiff's damages, which could have a material adverse effect on our business and operations. See "We are unable to predict the extent to which the resolution of lawsuits pending against us could adversely affect our business". In addition, we have future non-cancelable operating lease obligations for office space, vehicles and office equipment aggregating $620,000.

         We will need to raise additional capital that may not be available to us. If the distress termination of the Plan for which we have applied is completed, our 2003 funding requirements discussed above could be eliminated, in which case, we believe that existing cash and short-term investments may be sufficient to meet our operating and capital requirements at the currently anticipated level through December 31, 2003. However, additional capital will be necessary in order to operate beyond December 2003 and to fund the current business plan and other obligations. While we are actively considering various funding alternatives, no arrangement to obtain additional funding has been secured or entered into. There can be no assurance that we will be able to eliminate the 2003 funding requirements for the Plan or be able to obtain additional funding, on acceptable terms or at all. If we cannot raise additional capital to continue at our present level of operations we may not be able to meet our obligations, take advantage of future acquisition opportunities or further develop or enhance our product offering, any of which could have a material adverse effect on our business and results of operations and could lead us to seek bankruptcy protection. The auditors' reports on our Consolidated Financial Statements for the years ended December 31, 2001 and 2002 contained an emphasis paragraph concerning substantial doubt about our ability to continue as a going concern.

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

         Notice of the commencement of this action has been given to our directors and officers liability insurance carriers. We believe we have meritorious defenses to the allegations and we intend to defend ourselves vigorously. In November 2002, we and the individual defendants served with the action filed a demurrer seeking the dismissal of six of the plaintiffs' nine purported causes of action. In January 2003, the court ruled in favor of the demurrer and dismissed the entire complaint. The plaintiff had the right to replead and subsequently filed an amended complaint in February 2003. We and individual defendants filed a second demurrer in March 2003. In June 2003, the court ruled in favor of the demurrer to dismiss, without leave to amend, six of the eleven purported causes of action in the amended complaint. The lawsuit is in the early stages. There has been no discovery and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damages, or range of damages, if any, that we might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to us, it could have a material adverse effect on our operations, cash flow and financial position. The Company incurred approximately $200,000 in defense costs in 2002. No additional costs have been incurred in 2003.

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

         OUR TECSEC INVESTMENT MAY BE IMPAIRED OR SUBJECT TO A SIGNIFICANT WRITE-DOWN IN THE FUTURE. As of June 30, 2003, after recording an impairment charge of $2.1 million in the third quarter of 2002, the carrying value of our investment in TecSec, a privately held company, was $3.0 million. This investment has been accounted for at cost and could be subject to write-down in future periods if it is determined that the investment is permanently impaired and not recoverable. TecSec is currently evaluating alternative sources of financing to meet ongoing capital and operating needs. If TecSec is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, our investment in TecSec could be further impaired and subject to an additional significant write-down.

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

         WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in our business. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business. For the six months ended June 30, 2003, no one customer represented more than 10% of our sales. Amounts due from three customers represented approximately 17%, 13% and 11%, respectively, of the accounts receivable balance as of June 30, 2003. For the year ended December 31, 2002, one customer represented approximately 10% of our sales. Amounts due from this customer represented approximately 12% of the accounts receivable balance as of December 31, 2002.

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

         WE MAY BE LIMITED IN OUR USE OF OUR FEDERAL NET OPERATING LOSS CARRYFORWARDS. As of December 31, 2002, we had federal net operating loss carryforwards, subject to review by the Internal Revenue Service, totaling approximately $64.0 million for federal income tax purposes. The federal net operating loss carryforwards begin to expire in 2005. We do not expect to earn any significant taxable income in the next several years, and may not do so until much later, if ever. A federal net operating loss can generally be carried back two, three or five years and then forward fifteen or twenty years (depending on the year in which the loss was incurred), and used to offset taxable income earned by a company (and thus reduce its income tax liability).

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

         OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISK ASSOCIATED WITH OPERATING IN FOREIGN MARKETS, INCLUDING FLUCTUATIONS IN CURRENCY EXCHANGE RATES, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION. Sales outside the U.S. represented approximately 78% and 79% of total sales for the year ended December 31, 2002 and six months ended June 30, 2003, respectively. Because we derive a substantial portion of our business outside the United States, we are subject to certain risks associated with operating in foreign markets including the following:

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

Market Risk

         We are exposed to market risk primarily through short-term investments and an overdraft facility. Our investment policy calls for investment in short-term, low risk instruments. As of June 30, 2003, short-term investments (principally U.S. Treasury bills and money-market accounts) were $1.8 million and borrowing under the overdraft facility amounted to $299,000. Due to the nature of the short-term investments and the amount of the overdraft facility, any change in rates would not have a material impact on our financial condition or results of operations.

Investment Risk

         As of June 30, 2003, the carrying value of our investment in TecSec, a privately held company, was $3.0 million after recording an impairment change of $2.1 million in the third quarter of 2002. This investment has been accounted for at cost and could be subject to write-downs in future periods if it is determined that the investment is permanently impaired and is not recoverable. TecSec is currently evaluating alternative sources of financing to meet ongoing capital and operating needs. If TecSec is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, our investment could be further impaired and subject to a significant additional write-down.

ITEM 4. CONTROLS AND PROCEDURES

         With the participation of management, the Company's chief executive officer and chief financial officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the chief executive officer and chief financial officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

         There has not been any change in the Company's internal controls over financial reporting during the fiscal quarter to which this report relates that have materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

         Notice of the commencement of this action has been given to the Company's directors and officers liability insurance carriers. The Company believes it has meritorious defenses to the allegations and intends to defend vigorously. In November 2002, the Company and the individual defendants served with the action filed a demurrer seeking the dismissal of six of the plaintiffs' nine purported causes of action. In January 2003, the court ruled in favor of the demurrer and dismissed the entire complaint. The plaintiffs were granted the right to replead and subsequently filed an amended complaint in February 2003. The Company and individual defendants filed a second demurrer in March 2003. In June 2003, the court ruled in favor of the demurrer to dismiss, without leave to amend, six of the eleven purported causes of action in the amended complaint. The lawsuit is in the early stages. There has been no discovery and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damages, or range of damages, if any, that the Company might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to the Company, it could have a material adverse effect on the Company's operations, cash flow and financial position. The Company incurred approximately $200,000 in defense costs in 2002. No additional costs have been incurred in 2003.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification of the Chief Executive Officer and Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer and Chief Financial Officer filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Report on Form 8-K

Form 8-K dated May 15, 2003, reporting of the Registrant's results of operations for the first quarter of 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PUBLICARD, INC.
                                       (Registrant)


Date: August 8, 2003                   /s/ Antonio L. DeLise
                                       Antonio L. DeLise, President,
                                       Chief Executive Officer, Chief Financial
                                       Officer