Form 10-Q
period 2003-09-30
PUBLICARD INC
filed 2003-11-10
CIK 81050

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

YES   X    No      .
    -----     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes        No     X
    -----     -----

Number of shares of Common Stock outstanding as of November 7, 2003: 24,565,902

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                                                         2003            2002
                                                                                                         ----            ----
                                                                                                      (unaudited)
                                     ASSETS

Current assets:
     Cash, including short-term investments of $1,376 and $1,138 in 2003 and 2002, respectively       $    1,391      $    1,290
     Trade receivables, less allowance for doubtful accounts of $107 and $103 in 2003 and
          2002, respectively                                                                               1,420             853
     Inventories                                                                                             581             885
     Prepaid insurance and other                                                                             165             375
                                                                                                      ----------      ----------
          Total current assets                                                                             3,557           3,403
                                                                                                      ----------      ----------

Equipment and leasehold improvements, net                                                                    215             379
Goodwill and intangibles                                                                                     832             862
Other assets                                                                                               3,295           3,295
                                                                                                      ----------      ----------
                                                                                                      $    7,899      $    7,939
                                                                                                      ==========      ==========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Trade accounts payable and overdraft                                                             $    1,555      $    1,269
     Accrued liabilities                                                                                   4,360           2,682
                                                                                                      ----------      ----------
          Total current liabilities                                                                        5,915           3,951

Other non-current liabilities                                                                              3,656           4,990
                                                                                                      ----------      ----------

          Total liabilities                                                                                9,571           8,941
                                                                                                      ----------      ----------

Commitments and contingencies (Note 6)

Shareholders' deficit:
     Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized; 615 and 765
      issued and outstanding as of September 30, 2003 and December 31, 2002, respectively                  3,075           3,825
     Common shares, $0.10 par value: 40,000,000 shares authorized; 24,565,902 and 24,190,902
      shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively           2,457           2,419
     Additional paid-in capital                                                                          107,881         107,169
     Accumulated deficit                                                                                (112,702)       (112,024)
     Other comprehensive loss                                                                             (2,383)         (2,391)
                                                                                                      ----------      ----------
          Total shareholders' deficit                                                                     (1,672)         (1,002)
                                                                                                      ----------      ----------
                                                                                                      $    7,899      $    7,939
                                                                                                      ==========      ==========

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                                                  -------------                         -------------
                                                                 2003               2002               2003               2002
                                                                 ----               ----               ----               ----
Sales                                                    $      1,417       $      1,298       $      4,023       $      3,513

Cost of sales                                                     645                648              1,876              1,804
                                                         ------------       ------------       ------------       ------------
     Gross margin                                                 772                650              2,147              1,709
                                                         ------------       ------------       ------------       ------------

Operating expenses:
     General and administrative                                   676                811              2,067              2,505
     Sales and marketing                                          415                467              1,420              1,366
     Product development                                          169                145                414                392
     Amortization of intangibles                                   10                144                 30                432
                                                         ------------       ------------       ------------       ------------
                                                                1,270              1,567              3,931              4,695
                                                         ------------       ------------       ------------       ------------
     Loss from operations                                        (498)              (917)            (1,784)            (2,986)
                                                         ------------       ------------       ------------       ------------

Other income (expenses):
     Interest income                                                3                 40                 10                 69
     Interest expense                                              (3)               (18)                (8)               (39)
     Cost of pensions - non-operating                            (255)              (225)              (697)              (649)
     Insurance recoveries                                          (2)                --              1,705                 --
     Write-down of minority investment                             --             (2,068)                --             (2,068)
     Other income (expenses), net                                   6               (221)                96               (232)
                                                         ------------       ------------       ------------       ------------
                                                                 (251)            (2,492)             1,106             (2,919)
                                                         ------------       ------------       ------------       ------------

Net loss from continuing operations                              (749)            (3,409)              (678)            (5,905)

Discontinued operations                                            --              1,066                 --              1,066
                                                         ------------       ------------       ------------       ------------

Net loss                                                 $       (749)      $     (2,343)      $       (678)      $     (4,839)
                                                         ============       ============       ============       ============

Basic and diluted earnings (loss) per common share:

      Continuing operations                              $       (.03)      $       (.14)      $       (.03)      $       (.24)
      Discontinued operations                                      --                .04                 --                .04
                                                         ------------       ------------       ------------       ------------
                                                         $       (.03)      $       (.10)      $       (.03)      $       (.20)
                                                         ============       ============       ============       ============

Weighted average common shares outstanding                 24,534,652         24,190,902         24,428,402         24,175,902
                                                         ============       ============       ============       ============

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                     Common Shares                                           Other          Total
                                     Class A         -------------           Additional                    Comprehen-       Share-
                                    Preferred     Shares                      Paid-in      Accumulated        sive         holders'
                                      Stock       Issued           Amount     Capital        Deficit          Loss         Deficit
                                      -----       ------           ------     -------        -------          ----         -------
Balance - January 1, 2003          $    3,825    24,190,902      $    2,419  $  107,169    $ (112,024)     $   (2,391)   $   (1,002)

Conversion of preferred stock            (750)      375,000              38         712            --              --            --

Comprehensive income:
 Net loss                                  --            --              --          --          (678)             --          (678)
 Foreign currency translation
    adjustment                             --            --              --          --            --               8             8
                                   ----------    ----------      ----------  ----------    ----------      ----------    ----------
    Comprehensive income                                                                                                       (670)
                                                                                                                         ----------

Balance - September 30, 2003       $    3,075    24,565,902      $    2,457  $  107,881    $ (112,702)     $   (2,383)   $   (1,672)
                                   ==========    ==========      ==========  ==========    ==========      ==========    ==========

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       2003          2002
                                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $  (678)      $(4,839)
     Adjustments to reconcile net loss to net cash used
        in operating activities:
          Insurance recoveries                                       (1,705)           --
          Non-cash gain from discontinued operations                     --        (1,066)
          Write-down of minority investment                              --         2,068
          Amortization of intangibles                                    30           432
          Depreciation and amortization                                 118           166
          Loss on disposal of fixed assets                               46            --
          Changes in assets and liabilities:
             Trade receivables                                         (544)          (14)
             Inventories                                                319           (88)
             Prepaid insurance and other current assets                 211           529
             Other assets                                                --           170
             Trade accounts payable                                     265           (65)
             Accrued liabilities                                      1,663           419
             Other non-current liabilities                           (1,358)         (449)
                                                                    -------       -------
                Net cash used in operating activities                (1,633)       (2,737)
                                                                    -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                               (11)          (24)
     Proceeds from insurance recoveries                               1,705            --
     Proceeds from discontinued operations                               24            89
     Other                                                               16            15
                                                                    -------       -------
                Net cash provided by investing activities             1,734            80
                                                                    -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES                                     --            --
                                                                    -------       -------

Effect of exchange rate changes on cash and cash equivalents             --             5
                                                                    -------       -------

Net increase (decrease) in cash                                         101        (2,652)
Cash - beginning of period                                            1,290         4,479
                                                                    -------       -------
Cash - end of period                                                $ 1,391       $ 1,827
                                                                    =======       =======

Cash paid for income taxes                                          $    --       $    --
                                                                    =======       =======
Cash paid for interest                                              $     8       $    59
                                                                    =======       =======

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

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

LIQUIDITY AND GOING CONCERN CONSIDERATIONS

      These unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for the years 2002, 2001 and 2000 and the nine months ended September 30, 2003. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $1.4 million at September 30, 2003. The Company also had a working capital deficit of $2.4 million and an accumulated deficit of $112.7 million at September 30, 2003.

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

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of September 30, 2003 and the results of their operations and cash flows for the three and nine months ended September 30, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as amended.

EARNINGS (LOSS) PER COMMON SHARE

      Basic net income (loss) per common share is based on net income (loss) divided by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options, warrants and convertible preferred stock at the later of the beginning of the year or date of issuance. For the three and nine months ended September 30, 2003 and 2002, diluted net income (loss) per share was the same as basic net income (loss) per share since the effect of stock options, warrants and convertible preferred stock were antidilutive.

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

INVENTORIES

      Inventories are stated at lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

inventory. Inventories as of September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

                                                   2003       2002
                                                   ----       ----
           Raw materials and work-in-process      $ 262      $ 175
           Finished goods                           319        710
                                                  -----      -----
                                                  $ 581      $ 885
                                                  =====      =====

STOCK-BASED COMPENSATION

      The Company accounts for employee stock-based compensation cost using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148").

      At September 30, 2003, the Company had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans is equal to the market price of the Company's common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share for the three and nine months ended September 30, 2003 and 2002 would have been as follows (in thousands except per share data):

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                                -------------               -------------
                                                                2003        2002          2003          2002
                                                                ----        ----          ----          ----
     Net loss, as reported                                  $   (749)   $ (2,343)     $   (678)     $ (4,839)
     Deduct: Total stock-based compensation expense
              determined under fair value based method          (122)        (43)         (367)         (129)
                                                            --------    --------      --------      --------
     Pro forma net loss                                     $   (871)   $ (2,386)     $ (1,045)     $ (4,968)
                                                            ========    ========      ========      ========

     Basic and diluted loss per share:
         As reported                                        $   (.03)   $   (.10)     $   (.03)     $   (.20)
                                                            ========    ========      ========      ========
         Pro forma                                          $   (.04)   $   (.10)     $   (.04)     $   (.21)
                                                            ========    ========      ========      ========

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

      In December 2002, the FASB issued SFAS No. 148. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years and interim periods ending after December 15, 2002. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation. The Company has elected to continue to apply APB No. 25 and related interpretations in accounting for stock options, and the disclosures required by SFAS Nos. 123 and 148 are included in Note 1 herein.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". The interpretation requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This Company is required to adopt the provisions of this interpretation on October 1, 2003. The Company does not have any variable interest entities, and accordingly, the adoption of this interpretation is not expected to have a material impact on the Company's Consolidated Financial Statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. SFAS No. 149 is effective on a prospective basis for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company's Consolidated Financial Statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

an asset in some circumstances). Many of those instruments were previously classified as equity. This statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company's Consolidated Financial Statements.

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

      The Company performed its annual goodwill impairment test in the fourth quarter of 2002 and determined that goodwill had been impaired. The Company determined the fair value primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relied primarily on the implied fair value using a multiple of revenues for an entity with comparable operations and economic characteristics. Significant assumptions used in the discounted cash valuation included estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor. Based on comparing the values derived from the two techniques to the carrying value of the reporting unit, the Company recorded a goodwill impairment loss of $364,000 in the fourth quarter of 2002. The Company attributed the impairment loss to the value of a comparable entity that was sold in a transaction in late 2002, the significant 2002 operating loss for the reporting unit and lower forecasted revenue growth due to a continued overall decline in technology spending and a shortage of capital available to invest in the reporting unit. On an ongoing basis, the Company expects to perform its annual impairment test during the fourth quarter absent any interim impairment indicators. The carrying value of goodwill as of September 30, 2003 and December 31, 2002 was $782,000.

      Intangible assets consist of completed technology identified as of the Infineer acquisition date and are amortized over a five-year life. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the net realizable of the asset. In the fourth quarter of 2002, the Company determined that its intangible assets had been impaired and recorded an impairment loss of $1.0 million. The Company attributed the impairment loss to the significant 2002 operating loss for the reporting unit and lower forecasted revenue growth due to a continued overall decline in technology spending and a shortage of capital available to invest in the reporting unit.

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The gross carrying amount and accumulated amortization of intangible assets at September 30, 2003 and December 31, 2002 was as the following (in thousands):

                                            2003             2002
                                            ----             ----
           Gross carrying amount         $ 1,881          $ 1,881
           Accumulated amortization       (1,831)          (1,801)
                                         -------          -------
                                         $    50          $    80
                                         =======          =======

      Amortization of intangibles for the nine months ended September 30, 2003 and 2002 was $30,000 and $432,000, respectively. The estimated amortization expense for intangibles is $10,000 for the remaining three months of 2003 and $40,000 for year ending December 31, 2004.

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

NOTE 4 - SEGMENT DATA

      The Company's sole operating activities involve the deployment of smart card solutions for educational and corporate sites. As such, the Company reports as a single segment. Sales by geographical areas for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

                          THREE MONTHS ENDED            NINE MONTHS ENDED
                             SEPTEMBER 30,                SEPTEMBER 30,
                             -------------                -------------
                            2003          2002           2003         2002
                            ----          ----           ----         ----
      United States      $   258       $   380        $   812       $  800
      Europe               1,062           897          2,915        2,645
      Rest of world           97            21            296           68
                         -------       -------        -------      -------
                         $ 1,417       $ 1,298        $ 4,023      $ 3,513
                         =======       =======        =======      =======

      The Company has operations in the United States and United Kingdom. Identifiable assets by country as of September 30, 2003 and December 31, 2002 are as follows (in thousands):

                                               2003         2002
                                               ----         ----
      United States                         $ 4,874      $ 4,842
      United Kingdom                          2,193        2,235
                                            -------      -------
                                            $ 7,067      $ 7,077
                                            =======      =======

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - UNDERFUNDED PENSION PLAN

      The Company sponsors a defined benefit pension plan (the "Plan") that was frozen in 1993. As of December 31, 2002, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $6.1 million (determined on an ongoing basis). The assets of the Plan are managed by an outside trustee and invested primarily in equity and fixed income securities. PubliCARD common stock represented less than 1% of plan assets as of December 31, 2002. For 2003, the minimum required contributions are approximately $1.4 million.

      In January 2003, the Company filed a notice with the Pension Benefit Guaranty Corporation ("PBGC") seeking a "distress termination" of the Plan. If the PBGC determines that the Company meets one of the tests for such a termination, the Plan will terminate and the PBGC will become responsible for meeting future retirement obligations of participants (within certain limitations). The Company would be liable to the PBGC for the amount of the unfunded guaranteed benefit obligation. The Company believes that on a termination basis, the Plan's liabilities could exceed the value of its assets by in excess of $7.0 million. In addition, the Company did not make the required contributions that were due to the Plan through October 15, 2003 which aggregate approximately $1.4 million. The Company has initiated discussions with the PBGC concerning the termination of the Plan and its obligation to the PBGC if the Plan is terminated (including the timing of its repayment obligation). It is not possible to predict the outcome of such discussions.

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

      In November 2002, the Company and the individual defendants served with the action filed a demurrer seeking the dismissal of six of the plaintiffs' nine purported causes of action. In January 2003, the court ruled in favor of the demurrer and dismissed the entire complaint. The plaintiffs were granted the right to replead and subsequently filed an amended complaint in February 2003. The Company and individual defendants filed a second demurrer in March 2003. In June 2003, the court ruled in favor of the demurrer and dismissed, without leave to amend, six of the eleven purported causes of action in the amended complaint. The lawsuit is in the early stages. Preliminary discovery has just commenced and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damages, or range of damages, if any, that the Company might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to the Company, it could have a material adverse effect on the Company's operations, cash flow and financial position.

      The Company incurred approximately $200,000 in defense costs in 2002. No additional costs have been incurred in 2003. Notice of the commencement of this action has been given to the Company's

                                PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

directors and officers liability insurance carriers. The Company's directors and officers liability insurance carriers are funding the additional costs of defending this action, subject to the carriers' reservation of rights.

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

INSURANCE RECOVERIES

      In February and March 2003, the Company entered into two binding settlements with various historical insurers that resolve certain claims (including certain future claims) under policies of insurance issued to the Company by those insurers. As a result of the settlements, after allowance for associated expenses and offsetting adjustments, the Company received net proceeds of approximately $1.0 million in February 2003 and an additional $682,000 in April 2003. The Company recognized a non-recurring gain from these settlements of $1.7 million in the first quarter of 2003. See Note 9 for a discussion regarding an additional insurance settlement reached subsequent to September 30, 2003.

LEASES

      The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next six years. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are $91,000 for the remainder of 2003, $239,000 in 2004, $99,000 in
2005, $65,000 in 2006, $61,000 in 2007 and $41,000 thereafter.

NOTE 7 -  COMPREHENSIVE LOSS

      Comprehensive loss for the Company includes foreign currency translation adjustments, as well as the net loss reported in the Company's Condensed Consolidated Statements of Operations. Comprehensive loss for the three and nine months ended September 30, 2003 and 2002 was as follows (in thousands):

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                  -------------             -------------
                                                  2003        2002          2003        2002
                                                  ----        ----          ----        ----
Net loss                                      $   (749)   $ (2,343)     $   (678)   $ (4,839)
Foreign currency translation adjustments            --          13             8          67
                                              --------    --------      --------    --------
Comprehensive loss                            $   (749)   $ (2,330)     $   (670)   $ (4,772)
                                              ========    ========      ========    ========

NOTE 8 -  PREFERRED STOCK

      In February 2003 and July 2003, 100 shares and 50 shares of Class A Preferred Stock were converted into 250,000 shares and 125,000 shares, respectively, of PubliCARD's common stock.

NOTE 9 - SUBSEQUENT EVENTS

      In October 2003, the Company entered into an additional binding settlement with another insurance group that resolves all claims under historic general liability policies of insurance issued to the Company. As a result of this settlement, after allowance for associated expenses and offsetting adjustments, the Company expects to receive net proceeds of approximately $2.9 million, of which approximately $2.4 million is expected to be received by November 20, 2003, subject to closing conditions. The balance of the settlement proceeds will be held in escrow for up to three years.

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

      In October 2003, the Company also sold a parcel of land in Louisiana resulting in net proceeds of approximately $370,000. The Company expects to recognize a non-recurring gain aggregating approximately $3.2 million in the fourth quarter of 2003 relating to the additional insurance settlement and land sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Form 10-Q contain forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of PubliCARD preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates," "intends," "plans" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. You should understand that the possible consequences of such statements made under "Factors That May Affect Future Results" and elsewhere in this document could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

      SALES. Revenues are generated from product sales, technology and software license fees, installation and maintenance contracts. Consolidated net sales increased to $1.4 million in 2003 compared to $1.3 million for 2002 driven by a 6% increase from foreign currency changes. Excluding the impact of foreign currency changes, sales increased by 3% due principally to a higher level of direct sales and service revenues in the United Kingdom.

      GROSS MARGIN. Cost of sales consists primarily of material, personnel costs and overhead. Gross margin, as a percentage of net sales, was 54% in 2003 and 50% in 2002. The gross margin was favorably impacted by a higher percentage of sales derived from service revenues.

      SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel and travel costs, public relations, trade shows and marketing materials. Sales and marketing expenses were $415,000 in 2003 compared to $467,000 in 2002. The decrease is mainly due to a reduction in salaries caused by lower headcount and an elimination of a sales office.

      PRODUCT DEVELOPMENT EXPENSES. Product development expenses include costs associated with the development of new products and enhancements to existing products. Product development expenses consist primarily of personnel and travel costs and contract engineering services. Product development expenses amounted to $169,000 in 2003 compared to $145,000 in 2002.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance and accounting, human resources, risk management and legal. General and administrative expenses were $676,000 in 2003 compared to $811,000 in 2002. The decrease is mainly due to a reduction in salaries and employee business expenses associated with lower headcount.

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

      INCOME FROM DISCONTINUED OPERATIONS. In September 2002, the Company reached an agreement pursuant to which an escrow relating to the June 2000 sale of the Company's Greenwald Industries, Inc. subsidiary was terminated and net proceeds of approximately $1.3 million were disbursed to the Company. Pursuant to the escrow termination agreement, the buyer acknowledged that there were no indemnification claims outstanding under the applicable asset purchase agreement. A gain of $1.1 million was recognized in the third quarter of 2002, principally relating to reserves reversed upon the resolution of the escrow account.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

      SALES. Consolidated net sales increased to $4.0 million in 2003 compared to $3.5 million for 2002 driven by an 11% increase from foreign currency changes. Excluding the impact of foreign currency changes, sales in 2003 increased by 4% and benefited from several one-time custom development projects, an increase in export distributor sales principally in Australia and an increase in United Kingdom service revenue.

      GROSS MARGIN. Gross margin, as a percentage of net sales, was 53% in 2003 compared to 49% in 2002. The gross margin improvement resulted from higher margins generated by revenues from certain custom development projects and license fees and increased service revenue in the United Kingdom.

      SALES AND MARKETING EXPENSES. Sales and marketing expenses were $1.4 million in both 2003 and 2002.

      PRODUCT DEVELOPMENT EXPENSES. Product development expenses amounted to $414,000 in 2003 compared to $392,000 in 2002.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2003 decreased to $2.1 million from $2.5 million for 2002. The decrease is mainly due to corporate cost containment initiatives and headcount reductions.

      AMORTIZATION OF GOODWILL AND INTANGIBLES. Amortization expense decreased from $432,000 in 2002 to $30,000 in 2003 as a result of an impairment loss of $1.0 million recognized in the fourth quarter of 2002.

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

      INCOME FROM DISCONTINUED OPERATIONS. In September 2002, the Company reached an agreement pursuant to which an escrow relating to the June 2000 sale of the Company's Greenwald Industries, Inc. subsidiary was terminated and net proceeds of approximately $1.3 million were disbursed to the Company. Pursuant to the escrow termination agreement, the buyer acknowledged that there were no indemnification claims outstanding under the applicable asset purchase agreement. A gain of $1.1 million was recognized in the third quarter of 2002, principally relating to reserves reversed upon the resolution of the escrow account.

LIQUIDITY

      The Company has financed its operations over the last three years primarily through the sale of capital stock, the sale of non-core businesses and insurance recoveries. During the nine months ended September 30, 2003, cash, including short-term investments, increased by $101,000 to $1.4 million as of September 30, 2003. Subsequent to September 30, 2003, the Company sold a parcel of unused land and expects to receive additional proceeds from an insurance settlement that will result in aggregate net proceeds of approximately $3.2 million in cash.

      Operating activities utilized cash of $1.6 million in 2003 and principally consisted of the net loss of $678,000 plus a gain on insurance recoveries of $1.7 million offset by depreciation and amortization of $148,000 and a reduction in assets and liabilities of $556,000.

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

      The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow in 2003 and beyond. In addition to funding operating and capital requirements and corporate overhead, future uses of cash include the following:

      - The Company sponsors a defined benefit pension plan, which was frozen in 1993. As of December 31, 2002, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $6.1 million (determined on an ongoing basis). The required contribution to the plan is approximately $1.4 million in 2003. Absent some action by the Company, the annual contribution requirements beyond 2003 would continue to be significant. In view of its financial condition, in January 2003, the Company filed a notice with the PBGC seeking a "distress termination" of the Plan. If the PBGC determines that the Company meets one of the tests for such a termination, the Plan will terminate and the PBGC will become responsible for meeting future retirement obligations to participants (within certain limitations). The Company would be liable to the PBGC for the amount of the unfunded guaranteed benefit obligation. The Company believes that on a termination basis, the Plan's liabilities could exceed the value of its assets by in excess of $7.0 million. In addition, the Company did not make the required contributions that were due to the Plan through October 15, 2003 which aggregate approximately $1.4 million. The Company has initiated discussions with the PBGC concerning the termination of the Plan and its repayment obligation to the PBGC if the Plan is terminated (including the timing of its repayment obligation). It is not possible to predict the outcome of such discussions.

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

      - The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next six years. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are $91,000 for the remainder of 2003, $239,000 in 2004, $99,000 in 2005, $65,000 in
            2006, $61,000 in 2007 and $41,000 thereafter.

      The Company will need to raise additional capital that may not be available to it. If the distress termination of the Company's defined benefit pension plan for which the Company has applied is completed (see Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements), the Company's 2003 funding requirements to the plan could be eliminated, in which case management believes that existing cash and short-term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2003. However, additional capital will be necessary in order to operate beyond December 2003 and to fund the current business plan and other obligations. While the Company is actively considering various funding alternatives, it has not secured or entered into any arrangements to obtain additional capital. There can be no assurance that the Company will be able to eliminate the 2003 funding requirements for the defined benefit pension plan or be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations, it may not be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which could have a material adverse effect on its business and results of operations.

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

CRITICAL ACCOUNTING POLICIES

      The Company's significant accounting policies are more fully described in the Notes to the Company's Unaudited Condensed Consolidated Financial Statements. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventories, valuation of investments and goodwill and intangibles and pension accounting to be critical policies due to the estimation processes involved.

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

      PENSION OBLIGATIONS. The determination of obligations and expense for pension benefits is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. These assumptions include, among others, the discount rate and the expected rate of return on plan assets. Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and recorded obligation in such future periods. While management believes that the assumptions are appropriate, differences in actual experience or significant changes in assumptions may materially affect the pension obligation and future expense.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years and interim periods ending after December 15, 2002. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation. The Company has elected to continue to apply APB No. 25 and related interpretations in accounting for stock options, and the disclosures required by SFAS Nos. 123 and 148 are included in Note 1 to the Unaudited Consolidated Financial Statements.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". The interpretation requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This Company is required to adopt the provisions of this interpretation on October 1, 2003. The Company does not have any variable interest entities, and accordingly, the adoption of this interpretation is not expected to have a material impact on the Company's Consolidated Financial Statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. SFAS No. 149 is effective on a prospective basis for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company's Consolidated Financial Statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company's Consolidated Financial Statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, WE HAVE ONGOING FUNDING OBLIGATIONS AND WE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US, ALL OF WHICH COULD LEAD US TO SEEK BANKRUPTCY PROTECTION. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 2000, 2001 and 2002 and the nine months ended September 30, 2003 of approximately $19.7 million, $17.2 million, $8.3 million and $678,000 respectively. In addition, we experienced negative cash flow from operating activities of $22.0 million, $12.7 million, $5.1 million and $1.6 million in 2000, 2001, 2002 and the nine months ended September 30, 2003, respectively, and have a working capital deficit of $2.4 million as of September 30, 2003.

      We sponsor a defined benefit pension plan which was frozen in 1993. As of December 31, 2002, the present value of the accrued liabilities of our plan exceeded its' assets by approximately $6.1 million. (determined on an ongoing basis) The required contribution to the Plan is approximately $1.4 million for 2003 and if the Plan is continued, we will be obligated to make continued contributions in future years which, absent some action by us, we expect that the annual contribution requirements beyond 2003 will continue to be significant. Future contribution levels depend in large measure on the mortality rate of plan participants, the discount rate required, and the expected return on the plan assets. In April 2002, we failed to make the required quarterly contribution to the Plan due April 15, 2002, in the amount of $253,000. We made this contribution on June 11, 2002 and quarterly contributions of $253,000 were made on a timely basis in July 2002 and October 2002. In view of our financial condition, in January 2003, we filed a notice with the PBGC seeking a "distress termination" of the Plan and did not make the contributions due to the Plan through October 15, 2003 which aggregate approximately $1.4 million. If the PBGC determines that we meet one of the tests for such termination, the Plan will terminate and the PBGC will become responsible for meeting future retirement obligations to participants (within certain limitations). We would be liable to the PBGC for the amount of the unfunded benefit obligation. We believe that, on a termination basis, the Plan's liabilities could exceed the value of its assets by in excess of $7.0 million. We have initiated discussions with the PBGC concerning the termination of the Plan and our repayment obligation to the PBGC if the Plan is terminated (including the timing of our repayment obligation). It is not possible to predict the outcome of such discussions.

      We and certain current and former officers are defendants in a lawsuit alleging, among other things, misrepresentation and securities fraud. We believe that we have meritorious defenses to the allegations and intend to defend ourselves vigorously. The cost of defending against this action could be significant, and if we are not successful in defending our self, we may be required to pay the plaintiffs damages, which could have a material adverse effect on our business and operations. See "We are unable to predict the extent to which the resolution of lawsuits pending against us could adversely affect our business". In addition, we have future non-cancelable operating lease obligations for office space, vehicles and office equipment aggregating $576,000.

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

      WE ARE UNABLE TO PREDICT THE EXTENT TO WHICH THE RESOLUTION OF LAWSUITS PENDING AGAINST US COULD ADVERSELY AFFECT OUR BUSINESS. On May 28, 2002, a lawsuit was filed against us in the Superior Court of the State of California, in the County of Los Angeles by Leonard M. Ross and affiliated entities alleging, among other things misrepresentation and securities fraud. The lawsuit names four of our current and former executive officers and directors and us as the defendants. The plaintiffs seek monetary and punitive damages for alleged actions made by the defendants in order to induce the plaintiff to purchase, hold or refrain from selling our common stock. The plaintiffs allege that the defendants made a series of material misrepresentations, misleading statements, omissions and concealments, specifically and directly to the plaintiffs concerning the nature, existence and status of contracts with certain purchasers, the nature and existence of investments in us by third parties, the nature and existence of business relationships and investments by us. We believe we have meritorious defenses to the allegations and intend to defend vigorously.

      In November 2002, we and the individual defendants served with the action filed a demurrer seeking the dismissal of six of the plaintiffs' nine purported causes of action. In January 2003, the court ruled in favor of the demurrer and dismissed the entire complaint. The plaintiffs were granted the right to replead and subsequently filed an amended complaint in February 2003. We and the individual defendants filed a second demurrer in March 2003. In June 2003, the court ruled in favor of the demurrer and dismissed, without leave to amend, six of the eleven purported causes of action in the amended complaint. The lawsuit is in the early stages. Preliminary discovery has just commenced and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damages, or range of damages, if any, that we might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to us, it could have a material adverse effect on our operations, cash flow and financial position.

      We incurred approximately $200,000 in defense costs in 2002. No additional costs have been incurred in 2003. Notice of the commencement of this action has been given to our directors and officers liability insurance carriers. Our directors and officers liability insurance carriers are funding the additional costs of defending this action, subject to the carriers' reservation of rights.

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

      OUR TECSEC INVESTMENT MAY BE IMPAIRED OR SUBJECT TO A SIGNIFICANT WRITE-DOWN IN THE FUTURE. As of September 30, 2003, after recording an impairment charge of $2.1 million in the third quarter of 2002, the carrying value of our investment in TecSec, a privately held company, was $3.0 million. This investment has been accounted for at cost and could be subject to write-down in future periods if it is determined that the investment is permanently impaired and not recoverable. TecSec is currently evaluating alternative sources of financing to meet ongoing capital and operating needs. If TecSec is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, our investment in TecSec could be further impaired and subject to an additional significant write-down.

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

      WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in our business. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business. For the nine months ended September 30, 2003, no one customer represented more than 10% of our sales. Amounts due from one customer represented approximately 11% of the accounts receivable balance as of September 30, 2003. For the year ended December 31, 2002, one customer represented approximately 10% of our sales. Amounts due from this customer represented approximately 12% of the accounts receivable balance as of December 31, 2002.

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

      Our primary competition currently comes from companies offering closed environment solutions, including small value electronic cash systems and database management solutions, such as Girovend, Cunninghams, Uniware, Diebold and Schlumberger.

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

      Section 382 of the Internal Revenue Code provides that when a company undergoes an "ownership change," that company's use of its net operating losses is limited in each subsequent year. An "ownership change" occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company's stock as compared to that shareholder's lowest percentage ownership during the preceding three-year period exceeds fifty percentage points. For purposes of this rule, certain shareholders who own less than five percent of a company's stock are aggregated and treated as a single five-percent shareholder. We may issue a substantial number of shares of our stock in connection with public and private offerings, acquisitions and other transactions in the future, although no assurance can be given that any such offering, acquisition or other transaction will be affected. In addition, the exercise of outstanding options to purchase shares of our common stock may require us to issue additional shares of our common stock. The issuance of a significant number of shares of stock could result in an "ownership change." If we were to experience such an "ownership change," we estimate that virtually all of our available federal net operating loss carryforwards would be effectively unavailable to reduce our taxable income.

      The extent of the actual future use of our federal net operating loss carryforwards is subject to inherent uncertainty because it depends on the amount of otherwise taxable income we may earn. We cannot give any assurance that we will have sufficient taxable income in future years to use any of our federal net operating loss carryforwards before they would otherwise expire.

      OUR PROPRIETARY TECHNOLOGY IS DIFFICULT TO PROTECT AND MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES. Our success depends significantly upon our proprietary technology. We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot assure you that any of our applications will be approved, that any patents will be issued, that we will develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties. Furthermore, we cannot assure you that the patents of others will not have a material adverse effect on our business and operating results.

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

      OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISK ASSOCIATED WITH OPERATING IN FOREIGN MARKETS, INCLUDING FLUCTUATIONS IN CURRENCY EXCHANGE RATES, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION. Our operation are currently conducted through Infineer, which is located in the United Kingdom. Sales to customer in the U.S. represented approximately 22% and 20% of total sales for the year ended December 31, 2002 and nine months ended September 30, 2003, respectively. Because we derive a substantial portion of our business outside the United States, we are subject to certain risks associated with operating in foreign markets including the following:

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

Market Risk

      We are exposed to market risk primarily through short-term investments and an overdraft facility. Our investment policy calls for investment in short-term, low risk instruments. As of September 30, 2003, short-term investments (principally U.S. Treasury bills and money-market accounts) were $1.4 million and borrowing under the overdraft facility amounted to $292,000. Due to the nature of the short-term investments and the amount of the overdraft facility, any change in rates would not have a material impact on our financial condition or results of operations.

Investment Risk

      As of September 30, 2003, the carrying value of our investment in TecSec, a privately held company, was $3.0 million after recording an impairment change of $2.1 million in the third quarter of 2002. This investment has been accounted for at cost and could be subject to write-downs in future periods if it is determined that the investment is permanently impaired and is not recoverable. TecSec is currently evaluating alternative sources of financing to meet ongoing capital and operating needs. If TecSec is not successful in executing its business plan or in obtaining sufficient capital on acceptable terms or at all, our investment could be further impaired and subject to a significant additional write-down.

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

      There has not been any change in the Company's internal controls over financial reporting during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

      In November 2002, the Company and the individual defendants served with the action filed a demurrer seeking the dismissal of six of the plaintiffs' nine purported causes of action. In January 2003, the court ruled in favor of the demurrer and dismissed the entire complaint. The plaintiffs were granted the right to replead and subsequently filed an amended complaint in February 2003. The Company and individual defendants filed a second demurrer in March 2003. In June 2003, the court ruled in favor of the demurrer and dismissed, without leave to amend, six of the eleven purported causes of action in the amended complaint. The lawsuit is in the early stages. Preliminary discovery has just commenced and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damages, or range of damages, if any, that the Company might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to the Company, it could have a material adverse effect on the Company's operations, cash flow and financial position.

      The Company incurred approximately $200,000 in defense costs in 2002. No additional costs have been incurred in 2003. Notice of the commencement of this action has been given to the Company's directors and officers liability insurance carriers. The Company's directors and officers liability insurance carriers are funding the additional costs of defending this action, subject to the carriers' reservation of rights.

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

(b) Report on Form 8-K

Form 8-K dated August 8, 2003, reporting of the Registrant's results of operations for the second quarter of 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PUBLICARD, INC.
                                (Registrant)


Date: November 10, 2003         /s/ Antonio L. DeLise
                                Antonio L. DeLise, President,
                                Chief Executive Officer, Chief Financial Officer