Form 10-K
period 2003-12-31
PUBLICARD INC
filed 2004-03-29
CIK 81050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                -----------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 OR

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
       NONE                                              NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK ($.10 PAR VALUE)
                                (Title of Class)
            RIGHTS TO PURCHASE CLASS A PREFERRED STOCK, FIRST SERIES
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes    No X
                                        ---   ---

As of June 30, 2003, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $1,580,000.

  Number of shares of Common Stock outstanding as of March 24, 2004: 24,690,902

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

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

ITEM 1.  BUSINESS

      PubliCARD was originally incorporated in 1913 in the Commonwealth of Pennsylvania. Through its Infineer Ltd. subsidiary, PubliCARD is a smart card technology company, which designs and develops smart card software and hardware solutions for campus environments. This market includes institutions such as corporate campuses, secondary schools and universities. The Company's ChipNet solution focuses on delivering a multi-functional platform to control access to and payment for a wide variety of applications using a single smart card. The solution has been designed to accommodate integration with a range of third party technologies. The Company believes that the educational, government and corporate sectors all continue to move toward the more functional and broader applications that a smart card solution can provide over traditional methods. The Company sells its transaction solutions to value-added resellers and distributors, and directly to end-users.

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

      The consolidated financial statements included in this Form 10-K contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000, to $3.6 million at December 31, 2003. The Company also had a working capital deficiency of $1.0 million and an accumulated deficit of $113.6 million at December 31, 2003.

      If the distress termination of the Company's defined benefit pension plan for which the Company has applied is completed (see Note 5 to the Notes to Consolidated Financial Statements), the Company's 2003 and 2004 funding requirements to the plan could be eliminated, in which case management believes that existing cash and short term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2004. However, additional capital will be necessary in order to operate beyond December 2004 and to fund the current business plan and other obligations. While the Company is actively considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will eliminate the 2003 or 2004 funding requirements for the defined benefit pension plan or be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it may not be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which could have a material adverse effect on its business and results of operations and could lead the Company to seek bankruptcy protection. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the Company's failure to obtain funding or inability to continue as a going concern.

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

      A smart card is similar in appearance to a traditional credit card, but unlike a traditional credit card, stores information on an integrated circuit chip embedded within the card, rather than on a magnetic stripe on the surface. While a typical magnetic stripe card can store information such as a user's name, account and personal identification number, a smart card can has the capacity to store detailed account information, health care records, merchant coupons, still or video images and cash. Additionally, the integrated circuit within a smart card serves as a central processing unit which, combined with its memory capacity, facilitates the use of encryption applications, which secure data and value exchanges within networks and the Internet. Smart cards also permit bi-directional authentication in which the smart card can authenticate the validity of the intended party or device prior to exchanging information or value.

      The rollout of smart card technology started in the telecommunication sector, specifically to facilitate the use of public payphones (replacing coins) and mobile phones (Subscriber Identification Modules). The deployment of smart card technology in this sector demonstrates the security and adaptability of the technology and evidences the uniqueness of smart cards as a medium for storing, transporting and processing personal information, access keys and other information.

      Smart card technology is now being widely deployed in other market sectors, including the security and transaction management sectors. In the security sector, smart card technology is being used to authenticate and secure access to physical premises, PCs, networks, virtual private networks, and the Internet, and through cryptography, facilitate secure email, electronic document and information exchanges, e-commerce transactions/payments and other Internet and broadband applications. In the transaction management sector, smart card technology is being used within a variety of closed system environments. For example, smart card technology is being used in the banking sector to secure payment transactions in physical and virtual worlds and in the transportation sector to replace "tickets," thereby speeding up the ticketing process and making it more efficient. Other closed environments such as corporate or educational campuses are using smart card technology to resolve a mix of both security and transaction needs including purchase and payment transactions, identification, authentication and access.

      Demand for smart card solutions is being further driven by governments and financial institutions. The U.S. Department of Defense began deployment of smart cards to armed force personnel under the Common Access Card personal identity program in 2000. The European Commission ("EC") is also supporting the adoption of smart card technology in their continuing efforts to create a more efficient and competitive economy within the European community. Through the eEurope program, the EC is sponsoring programs to standardize smart card infrastructure devices and harmonize system platforms. Finally, smart card technology is rapidly becoming a key facilitator of financial transactions. The financial and banking community in Asia and Europe is using smart card technology to support credit, debit and e-purse cards (cards that store cash values), multi-application services and services dealing with coupons and/or tickets. Several large U.S. financial institutions, including American Express, MasterCard and Visa International, have introduced smart cards as part of their financial card systems.

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

      With the increased use and acceptance of smart cards and related technologies worldwide, there are numerous applications to use smart card technology in a variety of infrastructure platforms. PubliCARD has developed a client-server based software solution for closed campus proprietary card users, which is focused on delivering multi-functionality around a single card supporting a wide range of third party technologies.

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

o In November 1998, PubliCARD acquired Tritheim Technologies, Inc. ("Tritheim"), which developed conditional access and security products for the software industry, computers and the electronic information and the digital video broadcast industry. In May 2000, the Company changed the name of its Tritheim subsidiary to Infineer, Inc. as part of a re-branding effort.

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

      While PubliCARD developed a number of successful smart card products and solutions, its operations were fragmented throughout a variety of markets. PubliCARD's Board of Directors, together with its management team, determined to integrate its operations and focus on a single market in which:

o     high growth potential existed;
o     PubliCARD had established relationships;
o     PubliCARD had already deployed products and gained credibility; and
o     PubliCARD possessed core technologies and competencies.

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

      On June 29, 2000, the Company completed the sale of substantially all of the assets of Greenwald and Greenwald Intellicard to The Eastern Company ("Eastern") for $22.5 million in cash, less $1.75 million held in escrow to secure the payment of certain indemnification obligations. As part of the transaction, Eastern assumed certain liabilities of Greenwald and Greenwald Intellicard, including certain contractual liabilities, accounts payable and accrued liabilities. The Company completed the wind-down of the operations of Amazing and Greystone including the sale of certain assets and the licensing of certain intellectual property during 2000 and 2001.

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

      In September 2001, the Company formed a new minority-owned affiliate, Mako Technologies LLC ("Mako") to market its smart card reader and chip technologies. The move was consistent with the Company's decision to explore strategic transactions that would enable the Company to reduce or eliminate its ongoing cash funding requirements for its smart card reader and chip business while retaining an interest in the upside potential for these technologies. The Company contributed certain inventories and equipment valued at $238,000, in exchange for a 31% fully diluted ownership interest in Mako. The Company also granted a license of its reader and chip technology to Mako in exchange for royalties based on sales over the next two years. After reducing headcount and reassessing business potential, a decision was made in April 2002 to liquidate Mako and terminate the license agreement. The Company subsequently licensed the technology to a third party and does not expect to receive significant royalties.

CURRENT STRATEGY

     At present, PubliCARD's sole operating activities are conducted through its Infineer subsidiary, which designs smart card solutions for educational and corporate sites. The Company's future plans revolve around a potential acquisition strategy focused on businesses in areas outside the high technology sector while continuing to support the expansion of the Infineer business. However, the Company will not be able to implement such plans unless it is successful in obtaining funding, as to which no assurance can be given. Key elements of our strategy include the following:

o GENERATE CAPITAL. If the distress termination of the Company's defined benefit pension plan for which the Company has applied is completed (see
      Note 5 to the Notes to Consolidated Financial Statements), the Company's 2003 and 2004 funding requirements to the plan could be eliminated, in which case management believes that existing cash and short term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2004. However, additional capital will be necessary to fund the current business plan and other obligations and to operate beyond December 2004. While the Company is actively considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will eliminate the 2003 or 2004 funding requirements for the defined benefit pension plan or be able to obtain additional funding on acceptable terms or at all.

o GROW PUBLICARD BUSINESS THROUGH ACQUISITIONS. An important element of the Company's strategic plan involves the acquisition of businesses in areas outside the technology sectors in which the Company has recently been engaged, so as to diversify its asset base. The Company made a series of successful acquisitions in the 1980's and early 1990's and will endeavor to replicate this success by seeking out businesses meeting a targeted profile. Implementation of this plan will require the Company to obtain funding. However, there can be no assurance that the Company will be able to obtain funding on acceptable terms or at all.

o EXPAND INFINEER MARKET REACH. Management believes that Infineer can expand the market reach of its smart card solutions by forming strategic marketing and distribution relationships with a number of key industry players both in the United Kingdom and elsewhere. Infineer has a strong market position in the United Kingdom educational sector, and to a lesser extent in the corporate market, and intends on leveraging this market position to select markets outside of the United Kingdom.

o EXPAND INFINEER PRODUCT OFFERING. Management believes that Infineer can expand its total product offering, technologies and market position by partnering with companies engaged in complementary businesses or by acquiring or licensing complementary technologies and products. Infineer intends to form relationships, which will provide a "complete" solution to the educational and corporate campus market places.

PUBLICARD PRODUCTS AND SOLUTIONS

      PubliCARD designs and develops smart card software and hardware solutions for campus environments. The Company's solutions facilitate card-based payment for a wide variety of services typically found on both corporate and education sites. Infineer's card-based solutions are currently installed in over 350 sites, primarily in educational and corporate sites in the United Kingdom. The Company's products and solutions include the following:

o CHIPNET. The Company provides transaction solutions using a single smart card that facilitate smart card based payments for a wide variety of services typically found on both corporate and educational sites. Implementing a cashless system has many benefits including improved cash flow, enhanced service levels and superior management information. Uniquely adapted to the campus environment and users, ChipNet enables identification, payment at cafeterias, vending machines, photocopiers and printers, and network access to PCs. ChipNet also integrates with third party library management, campus wide access control and time and attendance tracking. The ChipNet solution comprises application software, hardware and smart cards.

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

o CHIPNET QUICKSTART. ChipNet QuickStart is a user-friendly smart card payment system aimed at libraries and Internet cafes, which will simplify administration and payment for PC log-on, networked printing and photocopying. ChipNet QuickStart has been developed to fill a gap in the market for an entry-level smart card solution providing an administration-free payment system. Although ChipNet QuickStart offers the capacity to run without being networked, it also contains a built-in upgrade path to ChipNet.

o SMARTPRINT CENTRAL. The SmartPrint CENTRAL solution combines a print release software package and a card reader to provide a dedicated print release station. The user logs on at any networked PC and, having created or edited their document, sends it across the network to the printer. In order to have the print job printed, the user must physically go to the print release PC, which would typically be located beside the printer, select their print job from the print queue and insert a card for payment. When payment has taken place, the job is printed. SmartPrint CENTRAL is available for the standard card technologies provided by Infineer, namely smart card, revaluable magnetic card and disposable magnetic card.

o EASYCARD. The EasyCard product line delivers a complete and cost effective solution to the problem of vending prints, copies and faxes. Operating with either low cost disposable magnetic cards or rechargeable cards in two formats, slim and ISO standard, EasyCard is a simple to use solution, ideal for schools, colleges, universities, libraries and copy shops. Users carry cards, featuring either a monetary or copy value, and the appropriate amount is deducted each time a service is used. Both analogue and digital copiers can now contribute valuable revenue to institutions by charging for their use. For those customers not paying in advance for services, account cards can be used, recording the use of a range of services against an individual or department. A full range of support products offer card acceptance at vending machines, cafeterias, self-service card centers and encoding stations. EasyCard delivers a range of solutions from "sell and forget" disposable magnetic card operated formats to combination solutions accepting disposable, rechargeable and account cards with full card personalization for access control and time and attendance tracking.

SALES AND MARKETING

      PubliCARD sells and distributes its products through a range of distribution channels, including value-added resellers, value-added distributors and other distributors. PubliCARD also sells and distributes its products directly to end-users in the United Kingdom through its direct sales force. PubliCARD has approximately 20 employees directly engaged in the sale, distribution and support of its products in the United Kingdom and is represented by 15 independent distributors and resellers.

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

      The market for smart card technology solutions is new, intensely competitive and rapidly evolving. PubliCARD expects competition to continue to increase both from existing competitors and new market entrants. PubliCARD's primary competition currently comes from or is anticipated to come from companies offering campus environment solutions, including small value electronic cash systems and database management solutions, such as G2 Integrated Solutions (Girovend), MARS, Cunninghams, Uniware, Diebold, and Schlumberger.

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

EMPLOYEES

      As of March 24, 2004, PubliCARD had approximately 47 employees, of which 20 are involved in sales, marketing and support, 9 in product development, 9 in manufacturing and 9 in administration. The Company considers its employee relations to be good.

SEGMENT INFORMATION

      The Company's sole operating activities involve the deployment of smart card solutions for educational and corporate sites. As such, the Company reports as a single segment. Revenues by geographical areas for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

                                                 2003        2002        2001
                                               --------    --------    --------
     United States                             $    869    $  1,029    $  1,727
     Europe                                       3,467       3,445       3,671
     Rest of world                                  445         131         254
                                               --------    --------    --------
                                               $  4,781    $  4,605      $5,652
                                               ========    ========    ========

      The Company has operations in the United States and United Kingdom. Identifiable tangible assets by country as of December 31, 2003, 2002 and 2001 are as follows (in thousands):

                                                 2003        2002        2001
                                               --------    --------    --------

     United States                             $  4,542    $  4,842    $ 12,037
     United Kingdom                               2,035       2,235       2,557
                                               --------    --------    --------
                                               $  6,577    $  7,077    $ 14,594
                                               ========    ========    ========

      See also the Company's Financial Statements beginning on page F-1.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information about the executive officers of the Company as of March 24, 2004. The business address of each executive officer is the address of the Company, 620 Fifth Avenue, New York, New York 10020.

       Name               Age      Office and Position
       ----               ---      -------------------

  Harry I. Freund          64      Director, Chairman of the Board
                                   and Chairman

  Jay S. Goldsmith         60      Director, Vice Chairman of the
                                   Board and Vice Chairman

  Antonio L. DeLise        42      Director, President, Chief Executive Officer,
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

ITEM 2.  PROPERTIES

      The Company leases the following facilities, which are believed to be adequate for its present needs.

                                                       YEAR OF LEASE     SQUARE
PREMISES           PURPOSE                             EXPIRATION        FOOTAGE
--------           -------                             -------------     -------

New York, NY       Executive offices for PubliCARD        2004            5,600
New York, NY       Executive offices for PubliCARD        2007            3,600
Bangor, Northern   Office and manufacturing               2008           12,000
 Ireland

      The Company leases office space in New York City under a lease expiring on May 1, 2004. In February 2004, the Company entered a new lease for office space in New York City with a term commencing on May 1, 2004 and expiring on April 30, 2007.

      Balfour occupies a portion of the office space leased by the Company in New York City. The Chairman and Vice Chairman of the Company's Board of Directors are the only shareholders of Balfour. Balfour pays to the Company 50% of the rent and occupancy costs paid by the Company under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. The base rent payable by Balfour is approximately $11,000 per month.

ITEM 3.  LEGAL PROCEEDINGS

      On May 28, 2002, a lawsuit was filed against the Company in the Superior Court of the State of California, in the County of Los Angeles by Leonard M. Ross and affiliated entities alleging, among other things, misrepresentation and securities fraud. The lawsuit names the Company and four of its current and former executive officers and directors as the defendants. The plaintiffs seek monetary and punitive damages for alleged actions made by the defendants in order to induce the plaintiffs to purchase, hold or refrain from selling PubliCARD common stock. The plaintiffs allege that the defendants made a series of material misrepresentations, misleading statements, omissions and concealments, specifically and directly to the plaintiffs concerning the nature, existence and status of contracts with certain purchasers, the nature and existence of investments in the Company by third parties, the nature and existence of business relationships and investments by the Company. The Company believes it has meritorious defenses to the allegations and intends to defend vigorously.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 8, 2003, an annual meeting of shareholders of the Company was held at which directors were elected to serve until their successors shall have been elected and shall have qualified. The appointment of Deloitte & Touche LLP as the Company's outside auditors for the year ending December 31, 2003 was also ratified. The voting results were as follows:

 Election of directors           For            Against        Abstain
 ---------------------           ---            -------        -------
 Harry I. Freund              20,764,787              -        979,861
 Jay S. Goldsmith             20,763,887              -        980,761
 Clifford B. Cohn             20,772,437              -        972,211
 L.G. Schafran                21,382,612              -        362,036
 Emil Vogel                   21,381,712              -        362,936
 Antonio L. DeLise            21,374,162              -        370,486

 Ratification of auditors     21,653,833         71,369         19,446

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) PubliCARD's common stock was listed on the Nasdaq National Market from December 22, 1998 to May 1, 2002. Effective May 2, 2002, the listing of PubliCARD common stock was transferred to the Nasdaq SmallCap Market. On March 19, 2003, the Company received a Nasdaq Staff Determination letter indicating that the Company failed to comply with the minimum bid price requirement for continued listing on the Nasdaq SmallCap Market and that the Company's common stock was therefore subject to delisting. The board of directors of the Company decided not to appeal the delisting determination. Effective March 28, 2003, the Company's common stock began trading on the OTC Bulletin Board. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results - Our stock was delisted from the Nasdaq System." The following table sets forth the high and low closing sale prices of PubliCARD's common stock for the calendar periods indicated (in dollars):

                                     2003                      2002
                                     ----                      ----
                               HIGH       LOW            HIGH        LOW
       First Quarter            .16       .06            .27         .09
       Second Quarter           .09       .042           .52         .11
       Third Quarter            .09       .045           .26         .10
       Fourth Quarter           .12       .04            .31         .08

(b) There were approximately 2,300 registered holders of record of common stock of the Company as of March 24, 2004.

(c) The Company did not pay dividends on its common stock during the prior five fiscal years and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data of the Company presented below for the five year period ended December 31, 2003 have been derived from the consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

                                                                YEAR ENDED DECEMBER 31
                                              ---------------------------------------------------------
                                                2003        2002         2001       2000        1999
                                              ---------   ---------   ---------   ---------   ---------
                                                      (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues                                      $   4,781   $   4,605   $   5,652   $   5,543   $   1,930
Cost of sales                                     2,316       2,455       2,875       2,913         978
Inventory adjustment                                  -           -       1,661           -           -
                                              ---------   ---------   ---------   ---------   ---------
Gross margin                                      2,465       2,150       1,116       2,630         952
                                              ---------   ---------   ---------   ---------   ---------
Operating expenses:
     General and administrative                   2,708       3,235       4,625       6,664       5,713
     Sales and marketing                          1,844       1,877       3,413       7,562       2,862
     Product development                            584         605       2,442       4,364       1,318
     Stock compensation expense                       -           -          86       1,116       2,759
     Amortization of goodwill and intangibles        40         576       1,824       2,638       1,749
     Impairment of goodwill and intangibles           -       1,365           -           -           -
     Repositioning and other special charges          -           -       5,656           -       1,895
                                              ---------   ---------   ---------   ---------   ---------
                                                  5,176       7,658      18,046      22,344      16,296
                                              ---------   ---------   ---------   ---------   ---------
     Loss from operations                        (2,711)     (5,508)    (16,930)    (19,714)    (15,344)
                                              ---------   ---------   ---------   ---------   ---------
Other income (expenses):
     Interest income                                 15          71         476         936         561
     Interest expense                               (12)        (39)        (65)       (100)       (158)
     Cost of retirement benefits - non-operating   (903)       (795)       (788)       (812)     (1,028)
     Write-down of minority investment           (3,000)     (2,068)          -           -           -
     Gain on insurance recoveries                 4,590           -           -           -           -
     Other income (expense)                         428          80         136          15        (751)
                                              ---------   ---------   ---------   ---------   ---------
                                                  1,118      (2,751)       (241)         39      (1,376)
                                              ---------   ---------   ---------   ---------   ---------
Loss from continuing operations                  (1,593)     (8,259)    (17,171)    (19,675)    (16,720)
                                              ---------   ---------   ---------   ---------   ---------


Discontinued operations:
     Income (loss) from discontinued operations       -           -           -           -     (13,999)
     Gain (loss) on disposition of discontinued
         operations                                   -       1,066       2,350       4,275      (5,000)
                                              ---------   ---------   ---------   ---------   ---------
Net loss                                      $  (1,593)  $  (7,193)  $ (14,821)  $ (15,400)  $ (35,719)
                                              =========   =========   =========   =========   =========

Basic and diluted earnings (loss) per common share:
     Continuing operations                    $    (.07)  $    (.34)  $    (.71)  $    (.84)  $    (.88)
     Discontinued operations                          -         .04         .10         .18       (1.00)
                                              ---------   ---------   ---------   ---------   ---------
                                              $    (.07)  $    (.30)  $    (.61)  $    (.66)  $   (1.88)
                                              =========   =========   =========   =========   =========


                                                               AS OF DECEMBER 31
                                               --------------------------------------------------------
                                                 2003        2002        2001        2000        1999
                                               --------    --------    --------    --------    --------
                                                        (in thousands)
BALANCE SHEET DATA:
 Working capital (deficiency)                  $   (987)   $   (548)   $  2,631    $ 13,168    $ 23,889
 Total assets                                     7,399       7,939      17,397      37,179      45,488
 Other non-current liabilities                    3,552       4,990       5,328       6,010       6,674
 Shareholders' equity (deficit)                  (2,928)     (1,002)      7,484      23,578      30,399


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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

      REVENUES. Revenues are generated from product sales, technology and software license fees, installation and maintenance contracts. Consolidated revenues increased to $4.8 million in 2003 compared to $4.6 million for 2002 driven by a 6% increase from foreign currency changes. Excluding the impact of foreign currency changes, sales in 2003 decreased by 2%.

      GROSS MARGIN. Cost of sales consists primarily of material, personnel costs and overhead. Gross margin as a percentage of sales increased to 52% in 2003 from 47% in 2002. The gross margin improvement resulted from higher margins generated from certain custom development projects and increased service revenue in the United Kingdom.

      SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel and travel costs, public relations, trade shows and marketing materials. Sales and marketing expenses were $1.8 million in 2003 compared to $1.9 million in 2002.

      PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of personnel and travel costs, independent consultants and contract engineering services. Product development expenses include expenses associated with the development of new products and enhancements to existing products. Product development expenses amounted to $584,000 in 2003 compared to $605,000 in 2002.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance and accounting, human resources, risk management and legal. General and administrative expenses for the year ended December 31, 2003 decreased to $2.7 million from $3.2 million for 2002. The decrease in expense is mainly due to a $400,000 decline in salary costs due to a headcount reduction of three employees.

      AMORTIZATION OF INTANGIBLES. In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), no
amortization expense for goodwill will be recorded in current and future periods. Goodwill and other intangibles will be subject to an annual review for impairment or earlier if circumstances or events indicate that impairment has occurred. This may result in future write-downs or the write-off of such assets. Amortization expense in 2003 and 2002 relates to the continuing amortization of definite lived intangibles. Amortization expense decreased from $576,000 in 2002 to $40,000 in 2003 as a result of an impairment charge recorded in 2002, which significantly reduced the carrying value of intangibles.

      OTHER INCOME AND EXPENSE. Interest income decreased to $15,000 from $71,000 in the prior year principally due to lower interest rates and investment balances. Cost of retirement benefits, which represents amounts related to discontinued product lines and related plant closings in prior years, principally relates to pension expense associated with the Company's frozen defined benefit pension plan.

      During 2003, the Company entered into three binding settlements with various historical insurers that resolved certain claims (including certain future claims) under policies of insurance issued to the Company by those insurers. As a result of the settlements, after allowance for associated expenses, offsetting adjustments and amounts held in escrow, the Company received net proceeds of approximately $4.1 million in 2003. Pursuant to one of the settlements, an additional net amount of approximately $470,000 will be held in escrow for up to three years. The Company recognized a gain from these settlements of approximately $4.6 million in 2003.

      In 2003 and 2002, other expense includes charges for an impairment of the Company's minority investment in TecSec of $3.0 million and $2.1 million, respectively. In addition, for 2002, other expense includes a $200,000 charge in connection with the defense of a shareholder lawsuit.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

      REVENUES. Consolidated revenues decreased to $4.6 million in 2002 compared to $5.7 million for 2001. The 2001 figure included $1.0 million of revenues associated with the smart card reader and chip business, which the Company exited in July 2001. Sales related to smart card solutions for educational and corporate sites were comparable between years.

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

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 2002 decreased to $3.2 million from $4.6 million for 2001. The decrease in expense is mainly due to an aggregate reduction in corporate expenses of approximately $1.6 million associated with various cost containment initiatives. The initiatives resulted in a decline in salaries and benefits of $1.0 million, professional fees of $176,000 and employee business expense of $162,000.

      STOCK COMPENSATION EXPENSE. Stock-based compensation recorded in 2001 principally relates to the issuance of stock awards and a below market stock option grant to an executive hired in late 1999.

      AMORTIZATION OF GOODWILL AND INTANGIBLES. Amortization expense in 2002 of $576,000 related to the continuing amortization of definite lived intangibles. Amortization expense in 2001 of $1.8 million included goodwill amortization of $1.1 million. Pursuant to SFAS No. 142, amortization of goodwill ceased after 2001.

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

      In performing its annual goodwill impairment test at the end of the fourth quarter of 2002, the Company determined that goodwill had been impaired. Based on comparing the values derived from the two techniques described above to the carrying value of the reporting unit, the Company recorded a goodwill impairment loss of $364,000 in the fourth quarter of 2002. The Company attributed the impairment loss to the value of a comparable entity that was sold in a transaction in late 2002, the significant 2002 operating loss for the reporting unit and lower forecasted revenue growth due to a continued overall decline in technology spending and a shortage of capital available to invest in the reporting unit.

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

      OTHER INCOME AND EXPENSE. Interest income decreased to $71,000 from $476,000 in the prior year principally due to lower investment balances. Cost of retirement benefits relates to pension expense associated with the Company's frozen defined benefit pension plan. In addition, in 2002 other expenses included a $2.1 million charge for an impairment of the Company's minority investment in TecSec and a $200,000 charge in connection with the defense of a shareholder lawsuit.

LIQUIDITY

      The Company has financed its operations over the last several years primarily through funds received from the sale of of a non-core businesses in 2000 and insurance recoveries in 2003. During the year ended December 31, 2003, cash, including short-term investments, increased by $2.3 million to $3.6 million as of December 31, 2003.

     Operating activities utilized cash of $2.2 million in 2003 and principally consisted of the net loss of $1.6 million plus a gain on insurance recoveries of $4.6 million offset by depreciation and amortization of $193,000, a decrease in net assets and liabilities of $1.1 million and a $3.0 million minority investment impairment charge. The decrease in net assets and liabilities is largely attributable to the non-payment of the 2003 minimum required contributions to the Company's frozen defined benefit pension plan of approximately $1.4 million.

    Investing activities provided cash of $4.5 million in 2003 and consisted principally of $4.1 million of proceeds received from insurance recoveries.

    The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow in 2004 and beyond. In addition to funding operating and capital requirements and corporate overhead, future uses of cash include the following:

o The Company sponsors a defined benefit pension plan, which was frozen in 1993. As of December 31, 2003, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $6.9 million (determined on an ongoing basis). If the plan is continued, the required contribution to the plan is approximately $3.9 million in 2004. Absent some action by the Company, the annual contribution requirements beyond 2004 would continue to be significant. In view of its financial condition, in January 2003, the Company filed a notice with the Pension Benefit Guaranty Corporation ("PBGC") seeking a "distress termination" of the Plan. If the PBGC determines that the Company meets one of the tests for such a termination, the Plan will terminate and the PBGC will become responsible for meeting future retirement obligations to participants (within certain limitations). The Company would be liable to the PBGC for the amount of the unfunded guaranteed benefit obligation. The Company believes that on a termination basis, the Plan's liabilities could exceed the value of its assets by in excess of $7.0 million. In addition, the Company did not make the required contributions that were due to the Plan in 2003 which aggregate approximately $1.4 million. The Company has initiated discussions with the PBGC concerning the termination of the Plan and its repayment obligation to the PBGC if the Plan is terminated (including the timing of its repayment obligation). It is not possible to predict the outcome of such discussions.

o The Company and certain current and former officers are defendants in a lawsuit alleging, among other things, misrepresentation and securities fraud. The Company believes that it has meritorious defenses to the allegations and intends to defend itself vigorously. The cost of defending against this action could be significant, and if the Company is not successful in defending itself, the Company may be required to pay the plaintiff's damages, which could have a material adverse effect on the Company's business and operations.

o The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next five years. Minimum future payments for operating leases having initial or remaining non-cancelable terms in excess of one year aggregates $1.2 million.

      The Company will need to raise additional capital that may not be available to it. If the distress termination of the Company's defined benefit pension plan for which the Company has applied is completed (see Note 5 to the Notes to Consolidated Financial Statements), the Company's 2003 and 2004 funding requirements to the plan could be eliminated, in which case management believes that existing cash and short-term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2004. However, additional capital will be necessary in order to operate beyond December 2004 and to fund the current business plan and other obligations. While the Company is actively considering various funding alternatives, it has not secured or entered into any arrangements to obtain additional capital. There can be no assurance that the Company will be able to eliminate the 2003 or 2004 funding requirements for the defined benefit pension plan or be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations, it may not be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which could have a material adverse effect on its business and results of operations.

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

      If the Company's liquidity does not improve, it may be unable to continue as a going concern and could seek bankruptcy protection. Such an event may result in the Company's common and preferred stock being negatively affected or becoming worthless. The auditors' report on the Company's Consolidated Financial Statements for the year ended December 31, 2003 contains an emphasis paragraph concerning substantial doubt about the Company's ability to continue as a going concern.

CONTRACTUAL OBLIGATIONS

      The following is a summary of the Company's commitments as of December 31, 2003 (in thousands):

                                                                 PAYMENTS DUE BY PERIOD
                                                                 ----------------------
                                                          LESS THAN 1   1 TO 3     3 TO 5     MORE THAN 5
                                                 TOTAL       YEAR        YEARS       YEARS       YEARS
                                                -------     -------     -------     -------     -------
Operating lease obligations                     $ 1,164       $ 356       $ 631       $ 177       $   -
Other long-term liabilities:
 Pension liability and other retiree benefits     7,122       3,896       3,136          60          30
 Other long-term obligations                        296           -         296           -           -
                                                -------     -------     -------     -------     -------
  Total                                         $ 8,582     $ 4,252     $ 4,063       $ 237       $  30
                                                =======     =======     =======     =======     =======

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

      REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE. Revenue from product sales and technology and software license fees is recorded upon shipment if a signed contract exists, the fee is fixed and determinable, the collection of the resulting receivable is probable and the Company has no obligation to install the product or solution. If the Company is responsible for installation, revenue from product sales and license fees is deferred and recognized upon client acceptance or "go live" date. Maintenance and support fees are deferred and recognized as revenue ratably over the contract period. Provisions are recorded for estimated warranty repairs and returns at the time the products are shipped. In the event changes in conditions cause management to determine that revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

      VALUATION OF INVESTMENTS. The Company periodically assesses the carrying value of its minority-owned investments for impairment. This assessment is based upon a review of operations and indications of continued viability, such as subsequent rounds of financing. As discussed in Note 2 to the Consolidated Financial Statements, during 2003 and 2002 the Company made a determination that its minority-owned investments in TecSec and Mako were impaired and both investments have been written-off. Future recoveries, if any, will be recorded as income upon receipt.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation addresses the disclosures to be made by a guarantor in its financial statements about its obligations under guarantee. In addition, it also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions became effective December 15, 2002. The adoption of the recognition and measurement provisions did not have a material impact on the Company's Consolidated Financial Statements.

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

      In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have a material effect on the Company's Consolidated Financial Statements.

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

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132 revised") that improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS No. 132 disclosure requirements for pensions and other postretirement benefits and revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions" or SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." SFAS No. 132 revised retains the disclosure requirements contained in the original SFAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. The Company adopted the revised disclosure provisions.

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB No. 104 did not have a material impact on the Company's Consolidated Financial Statements.


FACTORS THAT MAY AFFECT FUTURE RESULTS

      WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, WE HAVE ONGOING FUNDING OBLIGATIONS AND WE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US, ALL OF WHICH COULD LEAD US TO SEEK BANKRUPTCY PROTECTION. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 2001, 2002 and 2003 of approximately $17.2 million, $8.3 million and $1.6 million, respectively. In addition, we experienced negative cash flow from operating activities of $12.7 million, $5.1 million and $2.2 million in 2001, 2002 and 2003, respectively, and have a working capital deficiency of $1.0 million as of December 31, 2003.

      We sponsor a defined benefit pension plan (the "Plan") which was frozen in 1993. As of December 31, 2003, the present value of the accrued liabilities of our plan exceeded its assets by approximately $6.9 million. (determined on an ongoing basis). If the Plan is continued, the required contribution to the Plan is approximately $3.9 million for 2004 and we will be obligated to make continued contributions in future years which, absent some action by us, we expect that the annual contribution requirements beyond 2004 will continue to be significant. Future contribution levels depend in large measure on the mortality rate of plan participants, the discount rate required, and the expected return on the plan assets. In April 2002, we failed to make the required quarterly contribution to the Plan due April 15, 2002, in the amount of $253,000. We made this contribution on June 11, 2002 and quarterly contributions of $253,000 were made on a timely basis in July 2002 and October 2002. In view of our financial condition, in January 2003, we filed a notice with the PBGC seeking a "distress termination" of the Plan and did not make the contributions due to the Plan during 2003 which aggregate approximately $1.4 million. If the PBGC determines that we meet one of the tests for such termination, the Plan will terminate and the PBGC will become responsible for meeting future retirement obligations to participants (within certain limitations). We would be liable to the PBGC for the amount of the unfunded benefit obligation. We believe that, on a termination basis, the Plan's liabilities could exceed the value of its assets by in excess of $7.0 million. We have initiated discussions with the PBGC concerning the termination of the Plan and our repayment obligation to the PBGC if the Plan is terminated (including the timing of our repayment obligation). It is not possible to predict the outcome of such discussions.

      We and certain current and former officers are defendants in a lawsuit alleging, among other things, misrepresentation and securities fraud. We believe that we have meritorious defenses to the allegations and intend to defend ourselves vigorously. The cost of defending against this action could be significant, and if the Company is not successful in defending itself, the Company may be required to pay the plaintiff's damages, which could have a material adverse effect on the Company's business and operations. See "We are unable to predict the extent to which the resolution of lawsuits pending against us could adversely affect our business". In addition, we have future non-cancelable operating lease obligations for office space, vehicles and office equipment aggregating $1.2 million.

      We will need to raise additional capital that may not be available to us. If the distress termination of the Plan for which we have applied is completed, our 2003 and 2004 funding requirements discussed above could be eliminated, in which case, we believe that existing cash and short term investments may be sufficient to meet our operating and capital requirements at the currently anticipated level through December 31, 2004. However, additional capital will be necessary in order to operate beyond December 2004 and to fund the current business plan and other obligations. While we are actively considering various funding alternatives, no arrangement to obtain additional funding has been secured or entered into. There can be no assurance that we will eliminate the past due and 2004 funding requirements for the Plan or be able to obtain additional funding, on acceptable terms or at all. If we cannot raise additional capital to continue at our present level of operations we may not be able to meet our obligations, take advantage of future acquisition opportunities or further develop or enhance our product offering, any of which could have a material adverse effect on our business and results of operations and could lead us to seek bankruptcy protection. The auditors' reports on the Company's Consolidated Financial Statements for the years ended December 31, 2001, 2002 and 2003 contained an emphasis paragraph concerning substantial doubt about the Company's ability to continue as a going concern.

      We currently have no capacity for commercial debt financing. Should such capacity become available to us, we may be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, and continued operating losses. Borrowings may also involve covenants limiting or restricting our operations or future opportunities.

      OUR STOCK WAS DELISTED FROM THE NASDAQ SYSTEM. On February 14, 2002, we received a notice from The Nasdaq Stock Market ("Nasdaq") that our common stock had failed to maintain a minimum closing bid price of $1.00 over the last 30 consecutive trading days as required by the Nasdaq National Market rules. We received a second notice on February 27, 2002, that our common stock also failed to maintain a market value of public float of $5 million.

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

      WE FACE RISKS ASSOCIATED WITH ACQUISITIONS. An important element of our strategic plan involves the acquisition of businesses in areas outside the technology sectors in which we have recently been engaged, so as to diversify our asset base. However, we will only be able to engage in future acquisitions if we are successful in obtaining additional funding, as to which no assurance can be given. Acquisitions would require us to invest financial resources and may have a dilutive effect on our earnings or book value per share of common stock. We cannot assure you that we will consummate any acquisitions in the future, that any financing required for such acquisitions will be available on acceptable terms or at all, or that any past or future acquisitions will not materially adversely affect our results of operations and financial condition.

      Our acquisition strategy generally presents a number of significant risks and uncertainties, including the risks that:

o we will not be able to retain the employees or business relationships of the acquired company;
o we will fail to realize any synergies or other cost reduction objectives expected from the acquisition;
o we will not be able to integrate the operations, products, personnel and facilities of acquired companies;
o management's attention will be diverted to pursuing acquisition opportunities and integrating acquired products, technologies or companies and will be distracted from performing its regular responsibilities;
o we will incur or assume liabilities, including liabilities that are unknown or not fully known to us at the time of the acquisition; and
o     we will enter markets in which we have no direct prior experience.

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

      WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in our business. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business. For the year ended December 31, 2003, no one customer accounted for more than 10% of our revenues. Amounts due from a one customer represented approximately 11% of the accounts receivable balance as of December 31, 2003.

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

      Our primary competition currently comes from companies offering closed environment solutions, including small value electronic cash systems and database management solutions, such as G2 Integrated Solutions (Girovend), MARS, Cunninghams, Uniware, Diebold and Schlumberger.

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

      WE  MAY  BE  LIMITED  IN  OUR  USE  OF  OUR  FEDERAL  NET  OPERATING  LOSS
CARRYFORWARDS. As of December 31, 2003, we had federal net operating loss carryforwards, subject to review by the Internal Revenue Service, totaling approximately $66.8 million for federal income tax purposes. The federal net operating loss carryforwards begin to expire in 2005. We do not expect to earn any significant taxable income in the next several years, and may not do so until much later, if ever. A federal net operating loss can generally be carried back two, three or five years and then forward fifteen or twenty years
(depending on the year in which the loss was incurred), and used to offset taxable income earned by a company (and thus reduce its income tax liability).

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

      OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISK ASSOCIATED WITH OPERATING IN FOREIGN MARKETS, INCLUDING FLUCTUATIONS IN CURRENCY EXCHANGE RATES, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION. Sales outside the U.S. represented approximately 82% of total sales for the year ended December 31, 2003. Because we derive a substantial portion of our business outside the United States, we are subject to certain risks associated with operating in foreign markets including the following:

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

      The change of control agreements provide that, if the services of any person party to a change of control agreement are terminated within three years following a change of control, that individual will be entitled to receive, in a lump sum within 10 days of the termination date, a payment equal to 2.99 times that individual's average annual compensation for the shorter of the five years preceding the change of control and the period the individual received compensation from us for personal services. Assuming a change of control were to occur at the present time, payments would be made of approximately $738,000 to each of Mr. Harry I. Freund and Mr. Jay S. Goldsmith. If any such payment, either alone or together with others made in connection with the individual's termination, is considered to be an excess parachute payment under the Internal Revenue Code, the individual will be entitled to receive an additional payment in an amount which, when added to the initial payment, would result in a net benefit to the individual, after giving effect to excise taxes imposed by
Section 4999 of the Internal Revenue Code and income taxes on such additional payment, equal to the initial payment before such additional payment and we would not be able to deduct these initial or additional payments for income tax purposes.

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

      OUR STOCK PRICE IS EXTREMELY VOLATILE. The stock market has recently experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock has been highly volatile and is likely to continue to be volatile. The future trading price for our common stock will depend on a number of factors, including:

      o delisting of our common stock from the Nasdaq SmallCap Market effective March 28, 2003 (see "Our stock has been delisted from the Nasdaq System" above);
      o the volume of activity for our common stock is minimal and therefore a large number of shares placed for sale or purchase could increase its volatility;
      o our ability to effectively manage our business, including our ability to raise capital;
      o variations in our annual or quarterly financial results or those of our competitors;
      o general economic conditions, in particular, the technology service sector;
      o     expected or announced relationships with other companies;
      o announcements of technological advances innovations or new products by us or our competitors;
      o     patents or other proprietary rights or patent litigation; and
      o     product liability or warranty litigation.

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

Market Risk
      We are exposed to market risk primarily through short-term investments and an overdraft facility. Our investment policy calls for investment in short-term, low risk instruments. As of December 31, 2003, short-term investments (principally U.S. Treasury bills) were $3.5 million and borrowing under the overdraft facility amounted to $271,000. Due to the nature of these investments and the amount of the overdraft facility, any change in rates would not have a material impact on our financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's consolidated financial statements, the report of independent public accountants thereon and related schedules appear beginning on page F-2. See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

      There has not been any change in the Company's internal controls over financial reporting during the fiscal year to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company currently has six directors, all of whom were elected at the Annual Meeting of Shareholders held on December 8, 2003. All directors serve until the next election of directors or until their successors have been elected and have qualified. There is no family relationship between any of the directors and executive officers of the Company.

      Set forth below as to each director of the Company is information regarding age (as of March 24, 2004), position with the Company, principal occupation, business experience, period of service as a director of the Company and directorships currently held.

      HARRY I. FREUND: Age 64; Director of PubliCARD since April 12, 1985, Chairman of the Board of Directors since December 1985 and Chairman of PubliCARD since October 1998. Mr. Freund has been Chairman of Balfour Investors Inc., a merchant-banking firm that had previously been engaged in a general brokerage business ("Balfour"), since 1975. Mr. Freund is also Vice Chairman of Glasstech, Inc.

      JAY S. GOLDSMITH: Age 60; Director of PubliCARD since April 12, 1985, Vice Chairman of the Board of Directors since December 1985 and Vice Chairman of PubliCARD since October 1998. Mr. Goldsmith has been President of Balfour since 1975. Mr. Goldsmith is also Chairman of Glasstech, Inc.

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

      CLIFFORD B. COHN: Age 52; Director of PubliCARD since July 31, 1980, and was Vice President of Government Affairs of PubliCARD from April 1, 1982 to November 20, 1984. Mr. Cohn is the principal of Cohn & Associates, a law firm in Philadelphia, Pennsylvania. Mr. Cohn was an attorney for Grayson & Goldin P.C., a law firm in Philadelphia, Pennsylvania, during 2002.

      L. G. SCHAFRAN: Age 65; Director of PubliCARD since December 3, 1986. Mr. Schafran is the Managing General Partner of L.G. Schafran & Associates, an investment and development firm established in 1984. Mr. Schafran is a Director of Tarragon Realty Investors, Inc., Chairman of the Board and Co-Chief Executive Officer of Delta-Omega Technologies, Inc., Co-Liquidating Trustee of the Banyan Strategic Realty Trust and Director of Worldspace, Inc.

      EMIL VOGEL: Age 60; Director of PubliCARD since October 5, 2001. Mr. Vogel has been the Senior Partner and founder of Tarnow Associates ("Tarnow") since 1982. Prior to founding Tarnow, Mr. Vogel spent nine years with an executive search firm in the New York City metropolitan area conducting senior level search assignments. Mr. Vogel is also a director of Q.E.P. Co., Inc.

      The information with respect to the executive officers of the Company required by this item is set forth in Item 1A of this Form 10-K.

      AUDIT COMMITTEE

The present members of the Audit Committee are Mr. Schafran (Chairman), Mr. Cohn and Mr. Vogel. The Company's Board of Directors has adopted a written charter for the Audit Committee, which can be found on the Corporate Governance section of the Company's website at www.publicard.com. The Board of Directors of the Company has determined that Mr. Schafran qualifies as an "audit committee expert" as defined by the Securities and Exchange Commission.

      CODE OF ETHICS

      The Company has adopted a Code of Ethics that applies to the chief executive officer and senior financial officers. The Code of Ethics can be found on the Corporate Governance section of the Company's website at www.publicard.com. Changes to and waivers granted with respect to the Code of Ethics that are required to be disclosed pursuant to the applicable rules and regulations of the Securities and Exchange Commission will be posted to the Company's website.

      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon the Company's review of the copies of such forms received by it during the fiscal year ended December 31, 2003 and representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or, to the Company's knowledge, beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

      The following tables set forth information concerning the cash compensation, stock options and retirement benefits provided to the Company's executive officers. The notes to these tables provide more specific information concerning compensation.


SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
NAME AND PRINCIPAL POSITION            YEAR    ANNUAL COMPENSATION                COMPENSATION
---------------------------            ----    -------------------           SECURITIES UNDERLYING      ALL OTHER
                                               SALARY ($)   BONUS ($) (1)   OPTIONS/ SARS (#) (2)     COMPENSATION ($)
                                               ----------   -------------   ----------------------    ----------------

   Antonio L. DeLise (3)............     2003      275,000       84,832                   -                  8,706(5)
   President, Chief Executive
   Officer, Chief Financial Officer
   and Secretary
                                         2002      262,500       40,000                   -                  8,380(5)
                                         2001      250,000       50,750             270,000(6)               7,159(5)

   Harry I. Freund...................    2003      150,000            -                   -                      -
   Chairman of the Board of
   Directors and Chairman
                                         2002      170,833            -                   -                      -
                                         2001      275,000            -             800,000(6)              15,000(4)

   Jay S. Goldsmith..................    2003      150,000            -                   -                      -
   Vice Chairman of the Board of
   Directors and Vice Chairman
                                         2002      170,833            -                   -                      -
                                         2001      275,000            -             800,000(6)              22,966(4)

(1) Reflects bonus earned during the fiscal year. In some instances, all or a portion of the bonus was paid during the following fiscal year.
(2)   Options to acquire shares of Common Stock.
(3) Mr. DeLise has served as Chief Financial Officer since April 1995 and was appointed to the additional posts of President in February 2002 and Chief Executive Officer in August 2002.
(4) Represents life insurance premiums paid on behalf of Mr. Freund and Mr. Goldsmith.
(5) Consists of $5,250, $5,500 and $6,000 in contributions to PubliCARD's 401(k) plan for 2001, 2002 and 2003, respectively, and $1,909, $2,880 and
      $2,706 for term life and disability insurance payments paid on behalf of Mr. DeLise for 2001, 2002 and 2003, respectively.
(6) Includes stock options granted pursuant to a 2001 stock option cancellation and re-pricing program (See "Stock Option Agreements") in the amount of 500,000 to Mr. Freund, 500,000 to Mr. Goldsmith, and 95,000 to Mr. DeLise.

OPTION GRANTS IN LAST FISCAL YEAR

      During the fiscal year ended December 31, 2003, there were no options granted to the named executive officers.

AGGREGATE STOCK OPTION EXERCISES IN FISCAL YEAR 2003 AND FISCAL YEAR-END OPTION VALUES

    The following table sets forth certain information as of December 31, 2003 concerning exercisable and unexercisable stock options held by the following persons:


                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED               VALUE OF UNEXERCISED
                                                            OPTIONS AT FISCAL                IN-THE-MONEY OPTIONS AT
                           SHARES                               YEAR END                        FISCAL YEAR END (1)
                           ACQUIRED ON     VALUE       -----------------------------        ----------------------------
         NAME              EXERCISE       REALIZED     EXERCISABLE     UNEXERCISABLE        EXERCISABLE    UNEXERCISABLE
         ----              --------       --------     -----------     -------------        -----------    -------------

Antonio L. DeLise                -              -         239,167           43,333                  -                -

Harry I. Freund                  -              -         416,667           83,333                  -                -

Jay S. Goldsmith                 -              -         416,667           83,333                  -                -

(1) These values are based on the December 31, 2003 closing price for PubliCARD's common stock on the Over-the-counter Bulletin Board of $.055 per share.

STOCK OPTION PLANS

      Under the 1993 Long-Term Incentive Plan and the 1993 Non-employee Director Stock Option Plan adopted by shareholders of the Company in 1994 and the 1999 Long-Term Incentive Plan and 1999 Stock Option Plan for Non-employee Directors adopted by shareholders of the Company in 1999, the Company may grant stock options, restricted stock options, stock appreciation rights, performance awards and other stock-based awards equivalent to up to 7,300,000 shares of common stock. As of December 31, 2003, a total of 2,018,025 shares of Common Stock in the aggregate were available for grant under the stock option plans.

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

      In the event one of the above-named individuals (a) is terminated as an employee of the Company for any reason other than conviction of a felony or any act of fraud or embezzlement, (b) is disabled for six consecutive months or dies, (c) is not elected and maintained in the office which he now occupies, (d) is not included by the board of directors in the slate of directors recommended to shareholders, (e) receives a reduction in his salary or fringe benefits, (f) experiences a change in his place of employment or is required to travel excessively or (g) experiences other substantial, material and adverse changes in conditions under which the individual's services are to be rendered, within three years following a change of control, the individual will be entitled to receive in a lump sum within 10 days of the date of discontinuance, a payment equal to 2.99 times the individual's average annual compensation for the shorter of (a) the five years preceding the change of control, or (b) the period the individual received compensation from PubliCARD for personal services. Assuming a change of control of the Company and the discontinuance of an individual's services were to occur at the present time, payments in the amounts, assuming there are no "excess parachute payments" as defined in the Internal Revenue Code of 1986 (the "Code"), would be made pursuant to the change of control agreements of approximately $738,000 to each of Mr. Freund and Mr. Goldsmith. In the event any such payment, either alone or together with others made in connection with the individual's discontinuance, is considered to be an excess parachute payment, the individual is entitled to receive an additional payment in an amount which, when added to the initial payment, results in a net benefit to the individual, after giving effect to excise taxes imposed by Section 4999 of the Code and income taxes on such additional payment, equal to the initial payment before such additional payment. Since the change of control agreements would require large cash payments to be made by any person or group effecting a change of control of PubliCARD, absent the assent of a majority of the Continuing Directors, these agreements may discourage hostile takeover attempts of PubliCARD.

The change of control agreements would have expired on December 1, 2003 but have been and will continue to be automatically extended for a period of one year on each December 1, unless terminated by either party prior to any December 1. In the event a change of control occurs while the change of control agreements are in effect, the term of such agreements will automatically be extended to three years from the date of the change of control and the foregoing renewal option will become inapplicable.

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

      Balfour occupies a portion of the office space leased by the Company in New York City. The Chairman and Vice Chairman of the Company's Board of Directors are the only shareholders of Balfour. Balfour pays to the Company 50% of the rent and occupancy costs paid by the Company under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. The base rent payable by Balfour is approximately $11,000 per month.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information is furnished as of March 24, 2004 with respect to each class of equity securities of the Company beneficially owned by each person who owns of record or is known by the Company to own beneficially more than 5% of the common stock of the Company and by all directors, nominees and officers and by all directors, nominees and officers as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective shareholders of the Company and the directors, nominees and officers.


                                                             BENEFICIAL OWNERSHIP OF SHARES
                                                                 OF COMMON STOCK AS OF          PERCENT OF
     NAME                           POSITION                       MARCH 24, 2004 (1)            CLASS (1)
     ----                           --------                       ------------------           ----------

Taube Hodson Stonex                 N/A                                2,735,500(2)               11.1%
Partners Limited
27 St. James Place
London SW1A INR
United Kingdom

Harry I. Freund                     Director, Chairman of the            969,401(3)                3.9%
                                    Board and Chairman

Jay S. Goldsmith                    Director, Vice Chairman of         1,180,997(4)                4.7%
                                    the Board and Vice Chairman

Antonio L. DeLise                   Director, President, Chief           280,611(5)                1.1%
                                    Executive Officer, Chief
                                    Financial Officer and
                                    Secretary

Clifford B. Cohn                    Director                             210,314(6)           Less than 1%

L.G. Schafran                       Director                             364,050(7)                1.5%

Emil Vogel                          Director                             138,800(8)            Less than 1%

All directors, nominees and                                            3,131,173(9)               11.9%
officers as a group (6 persons)


(1) Calculated in accordance with Rule 13d-3 adopted by the SEC under the Exchange Act.
(2) Based on statements on Schedule 13G filed with the SEC on October 11, 1999 and on Form 4 Amendment No. 2 filed with the SEC on January 15, 2004. Taube Hodson Stonex Partners Limited is a discretionary investment advisor to J. Rothschild Assurance Life Fund, St. James Place International Unit Trust, J. Rothschild Assurance Pension Fund, J. Rothschild International Assurance Managed Fund, J. Rothschild International Assurance US$ Managed Fund, TDG Funds Limited, GAM Worldwide Fund and The Partners Fund. Taube Hodson Stonex Partners Limited has power to vote and direct the vote and power to dispose and direct the disposition of shares held by such funds.
(3) Includes 444,444 shares of Common Stock which may be acquired by Mr. Freund within 60 days. Also includes 5,454 shares of Common Stock held by Mr. Freund's spouse over which Mr. Freund has shared voting and investment power but as to which he disclaims any beneficial interest. Also includes 13,000 shares that may be deemed to be owned beneficially by Mr. Freund which are held by the Balfour Defined Benefit Pension Plan (the "Plan"), for which Mr. Freund is a Trustee and Plan Administrator and in which he participates. Mr. Freund disclaims ownership of 5,850 shares of such 13,000 shares.

(4) Includes 444,444 shares of Common Stock which may be acquired by Mr. Goldsmith within 60 days. Also includes 13,000 shares that may be deemed to be owned beneficially by Mr. Goldsmith which are held by the Plan, of which Mr. Goldsmith is a Trustee and Plan Administrator and in which he participates. Mr. Goldsmith disclaims ownership of 7,280 shares of Common Stock held by the Plan.

(5) Includes 253,611 shares which may be acquired by Mr. DeLise within 60 days through the exercise of stock options.

(6) Includes 210,000 shares which may be acquired by Mr. Cohn within 60 days through the exercise of stock options.

(7) Includes 250,000 shares which may be acquired by Mr. Schafran within 60 days through the exercise of stock options. Also includes 114,050 shares of Common Stock held by Mr. Schafran's spouse as to which Mr. Schafran disclaims any beneficial interest.

(8) Includes 80,000 shares which may be acquired by Mr. Vogel within 60 days through the exercise of stock options.

(9) Includes 1,682,499 shares of Common Stock which may be acquired by such persons within 60 days.

      The  following   table  sets  forth  certain  equity   compensation   plan
information for the Company as of December 31, 2003.

                                                                                     NUMBER OF SECURITIES REMAINING
                              NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE          AVAILABLE FOR FUTURE ISSUANCE
                              BE ISSUED UPON EXERCISE       EXERCISE PRICE OF        UNDER EQUITY COMPENSATION PLANS
                              OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES REFLECTED IN
                                WARRANTS AND RIGHTS        WARRANTS AND RIGHTS                 COLUMN (A))
PLAN CATEGORY                          (A)                        (B)                            (C)
-------------                   -------------------        -------------------           -------------------

Equity compensation plans
approved by security
holders                              2,292,975                       $.79                    2,018,025

Equity compensation plans
not approved by security
holders                                352,000                      $6.45                            -
                                     ---------                                               ---------

Total                                2,644,975                      $1.54                    2,018,025
                                     =========                                               =========

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table summarizes the aggregate fees billed to the Company by Deloitte & Touche LLP, the Company's independent auditor:

                                                      2003         2002
                                                    --------      -------

     Audit fees                                     $179,758      $164,761
     Audit-related fees                               11,038        16,480
     Tax fees                                              -           -
     All other fees                                        -           -

      Audit-related  fees  consist  of  retirement  plan audit  fees.  The Audit
Committee  requires  that all  services  performed  by Deloitte & Touche LLP are pre-approved prior to the services being performed. All services were pre-approved by the Audit Committee in 2003 and 2002. The Audit Committee has considered whether the provision of non-audit services by the Company's principal auditor are compatible with maintaining auditor independence. Deloitte & Touche LLP did not perform any non-audit services for the Company during 2003 and 2002.

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

      21.1  Subsidiaries of PubliCARD. Filed herewith.

      23.1  Consent letter from Independent Auditors. Filed herewith.

      31.1  Rule 13a-14(a)/15d-14(a) certification. Filed herewith.

      32.1  Section 1350 certification. Filed herewith.

      (b)   Reports on Form 8-K

      Form 8-K dated November 10, 2003, reporting the Registrant's results of operations for the third quarter of 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               PUBLICARD,  INC.
                                               ----------------
                                               (Registrant)


    Date   March 29, 2004               By:    /s/ ANTONIO L. DELISE
        ------------------                     ----------------------
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


    Date   March 29, 2004               By:    /s/ ANTONIO L. DELISE
        ------------------                     ----------------------
                                               Antonio L. DeLise, President,
                                               Chief Executive Officer, Chief
                                               Financial Officer and Director

    Date   March 29, 2004               By:    /s/ CLIFFORD B. COHN
        ------------------                     ----------------------
                                               Clifford B. Cohn, Director

    Date   March 29, 2004               By:    /s/ HARRY I. FREUND
        ------------------                     ----------------------
                                               Harry I. Freund, Chairman and
                                               Director

    Date   March 29, 2004               By:    /s/ JAY S. GOLDSMITH
        ------------------                     ----------------------
                                               Jay S. Goldsmith, Vice Chairman
                                               and Director

    Date   March 29, 2004               By:    /s/ L. G. SCHAFRAN
        ------------------                     ----------------------
                                               L. G. Schafran, Director

    Date   March 29, 2004               By:    /s/ EMIL VOGEL
        ------------------                     ----------------------
                                               Emil Vogel, Director


                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Financial Statements
--------------------

Independent auditors' report--Deloitte & Touche LLP                                                F-2

Report of independent public accountants--Arthur Andersen LLP                                      F-3

Consolidated balance sheets as of December 31, 2003 and 2002                                       F-4

Consolidated statements of operations for the years ended December 31, 2003,
   2002 and 2001                                                                                   F-5

Consolidated statements of shareholders' equity (deficit) for the years ended
   December 31, 2003, 2002 and 2001                                                                F-6

Consolidated statements of cash flows for the years ended
   December 31, 2003, 2002 and 2001                                                                F-7

Notes to consolidated financial statements                                                     F-8 through F-26


Schedule
--------

Independent auditors' report on schedule--Deloitte & Touche LLP                                   F-27

Report of independent public accountants on schedule--Arthur Andersen LLP                         F-28

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of PubliCARD, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of PubliCARD, Inc. and subsidiary companies (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of December 31, 2001 and for the year then ended, before the inclusion of the transitional disclosures relating to Goodwill and Intangible Assets, as described in Note 1 of the notes to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 20, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of PubliCARD, Inc. and subsidiary companies as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of PubliCARD, Inc. and subsidiary companies as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by SFAS 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in
Note 1 with respect to 2001 included (1) comparing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to goodwill, to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss and the related loss-per-share amounts. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

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

New York, New York
March 22, 2004

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

/s/ Arthur Andersen LLP

Stamford, Connecticut
March 20, 2002

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002


                      ASSETS                                                      2003           2002
                                                                                --------      --------
                                                                           (in thousands, except share data)
Current assets:
     Cash, including short-term investments of $3,501 and
      $1,138 in 2003 and 2002, respectively                                     $  3,580      $  1,290
     Trade receivables, less allowance for doubtful
      accounts of $115 and $103 in 2003 and 2002, respectively                     1,133           853
     Inventories                                                                     635           885
     Prepaid insurance and other                                                     440           375
                                                                                --------      --------

          Total current assets                                                     5,788         3,403

Equipment and leasehold improvements, net                                            191           379
Goodwill and intangibles                                                             822           862
Other assets                                                                         598         3,295
                                                                                --------      --------
                                                                                $  7,399      $  7,939
                                                                                ========      ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Trade accounts payable and overdraft                                       $  1,569      $  1,269
     Accrued liabilities                                                           5,206         2,682
                                                                                --------      --------
          Total current liabilities                                                6,775         3,951

Other non-current liabilities                                                      3,552         4,990
                                                                                --------      --------

          Total liabilities                                                       10,327          8,941
                                                                                --------      --------
Commitments and contingencies (Note 7)

Shareholders' equity (deficit):
     Class A Preferred Stock, Second Series, no par value:
      1,000 shares authorized; 565 and 765 issued and
      outstanding as of December 31, 2003 and 2002, respectively                   2,825         3,825


     Common shares, $0.10 par value: 40,000,000 shares authorized;
      24,690,902 and 24,190,902 shares issued and outstanding as
      of December 31, 2003 and 2002, respectively                                  2,469         2,419
     Additional paid-in capital                                                  108,119       107,169
     Accumulated deficit                                                        (113,617)     (112,024)
     Other comprehensive loss                                                     (2,724)       (2,391)
                                                                                --------      --------
          Total shareholders' equity (deficit)                                    (2,928)       (1,002)
                                                                                --------      --------
                                                                                $  7,399      $  7,939
                                                                                ========      ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                2003          2002            2001
                                                                             -----------   -----------     -----------
                                                                               (in thousands, except share data)

Revenues                                                                      $    4,781    $    4,605      $    5,652
                                                                             -----------   -----------     -----------

Cost of sales                                                                      2,316         2,455           2,875
Inventory adjustment                                                                   -             -           1,661
                                                                             -----------   -----------     -----------
     Gross margin                                                                  2,465         2,150           1,116
                                                                             -----------   -----------     -----------

Operating expenses:
     General and administrative                                                    2,708         3,235           4,625
     Sales and marketing                                                           1,844         1,877           3,413
     Product development                                                             584           605           2,442
     Stock compensation expense                                                        -             -              86
     Amortization of goodwill and intangibles                                         40           576           1,824
     Impairment of goodwill and intangibles                                            -         1,365               -
     Repositioning charge                                                              -             -           5,656
                                                                             -----------   -----------     -----------
                                                                                   5,176         7,658          18,046
                                                                             -----------   -----------     -----------
Loss from operations                                                              (2,711)       (5,508)        (16,930)
                                                                             -----------   -----------     -----------

Other income (expenses):
     Interest income                                                                  15            71             476
     Interest expense                                                                (12)          (39)            (65)
     Cost of retirement benefits - non-operating                                    (903)         (795)           (788)
     Write-down of minority investment                                            (3,000)       (2,068)              -
     Gain on insurance recoveries                                                  4,590             -               -
     Other income                                                                    428            80             136
                                                                             -----------   -----------     -----------
                                                                                   1,118        (2,751)           (241)
                                                                             -----------   -----------     -----------
Loss from continuing operations                                                   (1,593)        (8,259)       (17,171)
Income from discontinued operations                                                    -         1,066           2,350
                                                                             -----------   -----------     -----------
Net loss                                                                      $   (1,593)   $   (7,193)    $   (14,821)
                                                                             ===========   ===========     ===========

Basic and diluted earnings (loss) per common share:
     Continuing operations                                                   $      (.07)  $      (.34)    $      (.71)
     Discontinued operations                                                           -           .04             .10
                                                                             -----------   -----------     -----------
                                                                             $      (.07)  $      (.30)    $      (.61)
                                                                             ===========   ===========     ===========

Weighted average common shares outstanding                                    24,469,748    24,179,364      24,188,325
                                                                             ===========   ===========     ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                       Class A
                                                   Preferred Stock         Common Shares
                                                   ---------------         -------------      Additional
                                                  Shares                 Shares                Paid-in     Accumulated
                                                  Issued     Amount      Issued      Amount    Capital       Deficit
                                                  ------     ------      ------      ------    -------       -------
                                                              (in thousands, except share data)


Balance - January 1, 2001                            790     $3,950    24,237,402    $2,424 $  107,300      $  (90,010)
                                              ---------- ----------    ---------- --------- ----------      ----------

Conversion of preferred stock                        (10)       (50)       25,000         2         48               -
                                                                                                                     -
Private placement costs                                -          -             -         -        (43)              -
Repurchase of common shares                            -          -     (109,000)       (11)      (207)              -
Amortization of unearned compensation                  -          -             -         -          -               -

Comprehensive loss:
    Net loss                                           -          -             -         -          -         (14,821)
    Foreign currency
     translation adjustment                            -          -             -         -          -               -
    Minimum pension liability                          -          -             -         -          -               -
                                              ---------- ----------    ---------- --------- ----------      ----------
     Total comprehensive loss

Balance - December 31, 2001                          780      3,900    24,153,402     2,415    107,098        (104,831)
                                              ---------- ----------    ---------- --------- ----------      ----------

Conversion of preferred stock                        (15)       (75)       37,500         4         71               -

Comprehensive loss:
    Net loss                                           -          -             -         -          -          (7,193)
    Foreign currency
     translation adjustment                            -          -             -         -          -               -
    Minimum pension liability                          -          -             -         -          -               -
                                              ---------- ----------    ---------- --------- ----------      ----------
       Total comprehensive loss


Balance - December 31, 2002                          765      3,825    24,190,902     2,419    107,169        (112,024)
                                              ---------- ----------    ---------- --------- ----------      ----------

Conversion of preferred stock                       (200)    (1,000)      500,000        50        950               -

Comprehensive loss:
    Net loss                                           -          -             -         -          -          (1,593)
    Foreign currency translation adjustment            -          -             -         -          -               -
    Minimum pension liability                          -          -             -         -          -               -
                                              ---------- ----------    ---------- --------- ----------      ----------

       Total comprehensive loss

Balance - December 31, 2003                          565     $2,825    24,690,902   $ 2,469  $ 108,119      $ (113,617)
                                              ========== ==========    ========== ========= ==========      ==========



                                                                          Share-
                                                 Other        Unearned    holders'
                                             Comprehensive   Compensa-    Equity
                                                 Loss          tion      (Deficit)
                                                 ----          ----      ---------

Balance - January 1, 2001                         $    -      $  (86)    $ 23,578


Conversion of preferred stock                          -          -             -

Private placement costs                                -          -           (43)
Repurchase of common shares                            -          -          (218)
Amortization of unearned compensation                  -         86            86

Comprehensive loss:
    Net loss                                           -          -       (14,821)
    Foreign currency
     translation adjustment                         (197)         -          (197)
    Minimum pension liability                       (901)         -          (901)
                                              ---------- ----------    ----------
     Total comprehensive loss                                             (15,919)
                                                                       ----------

Balance - December 31, 2001                       (1,098)         -         7,484
                                              ---------- ----------    ----------

Conversion of preferred stock                          -          -             -

Comprehensive loss:
    Net loss                                           -          -        (7,193)
    Foreign currency
     translation adjustment                          112          -           112
    Minimum pension liability                     (1,405)         -        (1,405)
                                              ---------- ----------    ----------
       Total comprehensive loss                                            (8,486)
                                                                       ----------

Balance - December 31, 2002                       (2,391)         -        (1,002)
                                              ---------- ----------    ----------

Conversion of preferred stock                          -          -             -

Comprehensive loss:
    Net loss                                           -          -        (1,593)
    Foreign currency translation adjustment           10          -            10
    Minimum pension liability                       (343)         -          (343)
                                              ---------- ----------    ----------

       Total comprehensive loss                                            (1,926)
                                                                       ----------

Balance - December 31, 2003                     $ (2,724)     $   -      $ (2,928)
                                              ========== ==========    ==========

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                                            2003      2002       2001
                                                                            ----      ----       ----
                                                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $(1,593)  $(7,193)  $(14,821)
     Adjustments to reconcile net loss to net cash
            used in operating activities:
          Gain from discontinued operations                                     -    (1,066)    (2,350)
          Insurance recoveries                                             (4,590)        -          -
          Write-down of minority investment                                 3,000     2,068          -
          Amortization of goodwill and intangibles                             40       576      1,824
          Impairment of goodwill and intangibles                                -     1,365          -
          Stock compensation expense                                            -         -         86
          Depreciation and amortization                                       153       205        308
          Gain on disposal of property and fixed assets                      (286)        -          -
          Repositioning charge and inventory adjustment                         -         -      7,317
          Changes in assets and liabilities:
             Trade receivables                                               (239)      686        122
             Inventories                                                      281      (248)      (830)
             Prepaid insurance and other current assets                        37       404       (450)
             Other assets                                                     293       533        340
             Trade accounts payable                                           258       (27)        15
             Accrued liabilities                                            2,455      (135)    (2,227)
             Other non-current liabilities                                 (1,999)   (2,253)    (2,004)
                                                                         --------  --------   --------
              Net cash used in operating activities                        (2,190)   (5,085)   (12,670)
                                                                         --------  --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (11)      (28)       (83)
     Proceeds from insurance recoveries, net of funds held in escrow        4,118         -          -
     Proceeds from discontinued operations and sale of
       property and fixed assets                                              371     1,865        223
     Other                                                                     (3)       47          6
                                                                         --------  --------   --------
               Net cash provided by investing activities                    4,475     1,884        146
                                                                         --------  --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Private placement of Class A Preferred Stock expenses                      -         -        (43)
                                                                         --------  --------   --------
               Net cash used in financing activities                            -         -        (43)
                                                                         --------  --------   --------

Effect of exchange rate changes on cash and cash equivalents                    5        12         (3)
                                                                         --------  --------   --------

Net increase (decrease) in cash                                             2,290    (3,189)   (12,570)
Cash - beginning of period                                                  1,290     4,479     17,049
                                                                         --------  --------   --------

Cash - end of period                                                      $ 3,580   $ 1,290    $ 4,479
                                                                         ========  ========   ========

 Cash paid for interest                                                    $   12    $   81     $   79
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

LIQUIDITY AND GOING CONCERN CONSIDERATIONS
      These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $3.6 million at December 31, 2003. The Company also had a working capital deficiency of $1.0 million and an accumulated deficit of $113.6 million at December 31, 2003.

      If the distress termination of the Company's defined benefit pension plan for which the Company has applied is completed (see Note 5), the Company's 2003 and 2004 funding requirements to the plan could be eliminated, in which case management believes that existing cash and short term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2004. However, additional capital will be necessary in order to operate beyond December 2004 and to fund the current business plan and other obligations. While the Company is actively considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will eliminate the 2003 or 2004 funding requirements for the defined benefit pension plan or be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it may not be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which could have a material adverse effect on its business and results of operations and could lead the Company to seek bankruptcy protection. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

INVENTORIES
      Inventories are stated at lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. Inventories at December 31, 2003 and 2002 consisted of the following (in thousands):

                                                   2003       2002
                                                   -----      -----

           Raw materials and supplies              $ 444      $ 154
           Work-in-process                            42         21
           Finished goods                            149        710
                                                   -----      -----
                                                   $ 635      $ 885
                                                   =====      =====

DEPRECIATION AND AMORTIZATION
      Equipment and leasehold improvements are stated at cost. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation for equipment is computed using the straight-line method over estimated useful lives of three to five years. Amortization for leasehold improvements is computed using the lesser of the estimated useful life or the life of the lease. Equipment and leasehold improvements at December 31, 2003 and 2002 consisted of the following (in thousands):

                                                   2003       2002
                                                   ----       ----

           Equipment, furniture and fixtures     $ 1,093      $ 899
           Leasehold improvements                    224        224
           Accumulated depreciation
            and amortization                      (1,126)      (744)
                                                 -------    -------
                                                  $  191     $  379
                                                 =======    =======

      Depreciation and amortization expense was $153,000, $205,000 and $308,000 in 2003, 2002 and 2001, respectively.

GOODWILL AND INTANGIBLES
      Goodwill is the excess of the purchase price and related costs over the value assigned to the net tangible and intangible assets relating to the November 1999 acquisition of Infineer. Through December 31, 2001, goodwill had been amortized over a five year life. Effective January 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). In accordance with the guidelines of this statement, goodwill and indefinite lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment. The historical results of periods prior to 2002 in the Company's Consolidated Statements of Operations do not reflect the effect of SFAS No. 142 and, accordingly, the 2001 results included goodwill amortization expense of $1.1 million. Excluding goodwill amortization, the pro forma net loss for 2001 was $13.7 million or $.57 per share.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    In performing its annual goodwill impairment test at the end of the fourth quarter of 2002, the Company determined that goodwill had been impaired. Based on comparing the values derived from the two techniques described above to the carrying value of the reporting unit, the Company recorded a goodwill impairment loss of $364,000 in the fourth quarter of 2002. The Company attributed the impairment loss to the value of a comparable entity that was sold in a transaction in late 2002, the significant 2002 operating loss for the reporting unit and lower forecasted revenue growth due to a continued overall decline in technology spending and a shortage of capital available to invest in the reporting unit. The Company performed its annual goodwill impairment test at the end of the fourth quarter of 2003 and determined that goodwill had not been impaired. On an ongoing basis, the Company expects to perform its annual impairment test at the end of the fourth quarter absent any interim impairment indicators.

    The changes in the carrying value of goodwill for the year ended December 31, 2003 and 2002 was as follows (in thousands):
                                                   2003       2002
                                                   ----       ----

           Balance, beginning of year             $  782     $1,146
           Impairment loss                             -       (364)
                                                  ------     ------
           Balance, end of year                   $  782     $  782
                                                  ======     ======

      Amortization of goodwill for 2001 was $1.1 million. In 2001, the Company wrote-off $3.3 million of goodwill associated with the July 2001 repositioning action. See Note 10.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The gross carrying amount and accumulated amortization of intangible assets at December 31, 2003 and 2002 consisted of the following (in thousands):

                                                   2003       2002
                                                   ----       ----

           Gross carrying amount                 $ 1,881    $ 1,881
           Accumulated amortization               (1,841)    (1,801)
                                                 -------    -------
                                                 $    40    $    80
                                                 =======    =======

      Amortization of intangibles for 2003, 2002 and 2001 was $40,000, $576,000 and $746,000 respectively. The estimated annual amortization expense for intangibles is $40,000 for 2004.

VALUATION OF INVESTMENTS
      The Company periodically assesses the carrying value of its minority-owned investments for impairment. This assessment is based upon a review of operations and indications of continued viability, such as subsequent rounds of financing.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE
      Revenue from product sales and technology and software license fees is recorded upon shipment if a signed contract exists, the fee is fixed and determinable, the collection of the resulting receivable is probable and the Company has no obligation to install the product or solution. If the Company is responsible for installation, revenue from product sales and license fees is deferred and recognized upon client acceptance or "go live" date. Maintenance and support fees are deferred and recognized as revenue ratably over the contract period. Provisions are recorded for estimated warranty repairs and returns at the time the products are shipped. Should changes in conditions cause management to determine that revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The disclosure provisions of SFAS No. 148 have been adopted by the Company (see below). SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

      At December 31, 2003, the Company had four fixed stock-based compensation plans, which are described more fully in Note 6. The exercise price of each option granted pursuant to these plans is equal to the market price of the Company's common stock on the date of grant. Accordingly, pursuant to APB Opinion No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been as follows (in thousands, except per share data):

                                                  2003       2002       2001
                                                  ----       ----       ----

     Net loss, as reported                      $ (1,593)  $ (7,193)  $ (14,821)
     Deduct stock-based compensation expense
       determined under fair value based method     (490)      (172)     (1,301)
                                                --------   --------   ---------
     Pro forma net loss                         $ (2,083)  $ (7,365)  $ (16,122)
                                                ========   ========   =========

     Basic and diluted loss per share:
       As reported                              $   (.07)  $   (.30)   $   (.61)
                                                ========   ========    ========
       Pro forma                                $   (.09)  $   (.30)   $   (.67)
                                                ========   ========    ========

     For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used to estimate the value of the options included in the pro forma amounts and the weighted average estimated fair value of an option granted are as follows:

                                                     2003      2002        2001
                                                     ----      ----        ----

     Expected option term (years)                    5.0        5.0        7.85
     Expected volatility                            93.0%      75.0%       85.0%
     Risk-free interest rate                         3.4%       3.5%        6.2%
     Weighted average fair value per option         $.05       $.16        $.31

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

EARNINGS (LOSS) PER COMMON SHARE
      Basic net income (loss) per common share is based on net income divided by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options, warrants and convertible preferred stock at the later of the beginning of the year or date of issuance. Diluted net income (loss) per share was the same as basic net income (loss) per share in 2003, 2002 and 2001 since the effect of stock options, warrants and convertible preferred stock were anti-dilutive.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOREIGN CURRENCY TRANSLATION
      The local currency of the Company's foreign (United Kingdom) subsidiary is its functional currency. Assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at the current exchange rate. Statement of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are a component of accumulated comprehensive loss included in stockholders' equity.

CONCENTRATION OF CREDIT RISK
      The carrying amount of financial instruments including cash and short-term investments, accounts receivable and accounts payable approximated fair value as of December 31, 2003, because of the relatively short maturity of these instruments. The Company maintains all of its cash and short-term investments with high-credit quality financial institutions. For the year ended December 31, 2003, no one customer accounted for more than 10% of revenues. Amounts due from a second customer represented approximately 11% of the accounts receivable balance as of December 31, 2003.

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS
      Research and development costs are expensed as incurred. In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes eligible computer software costs upon achievement of technological feasibility subject to net realizable value considerations. Through December 31, 2003, such costs eligible for capitalization were insignificant. Accordingly, all such costs have been charged to product development expenses.

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

RECENT ACCOUNTING PRONOUNCEMENTS
      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation addresses the disclosures to be made by a guarantor in its financial statements about its obligations under guarantee. In addition, it also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions became effective December 15, 2002. The adoption of the recognition and measurement provisions did not have a material impact on the Company's Consolidated Financial Statements.

      In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have a material effect on the Company's Consolidated Financial Statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132 revised") that improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS No. 132 disclosure requirements for pensions and other postretirement benefits and revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions" or SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." SFAS No. 132 revised retains the disclosure requirements contained in the original SFAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. The Company adopted the revised disclosure provisions.

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB No. 104 did not have a material impact on the Company's Consolidated Financial Statements.

NOTE 2 - INVESTMENTS

      In December 2000, the Company acquired an ownership interest in TecSec, Incorporated, a Virginia corporation ("TecSec"), for $5.1 million. TecSec develops and markets encryption products and solutions, which are designed to enable the next generation information security for the enterprise, multi-enterprise e-business and other markets. The TecSec investment, amounting to a 5% ownership interest on a fully diluted basis, has been accounted for at cost. The Company has certain anti-dilutive rights whereby its ownership interest may be increased following contributions of additional third-party capital. In the third quarter of 2002, the Company determined that the investment in TecSec had been impaired and recorded a charge of $2.1 million. The Company attributed the impairment to a general decline in valuations of technology entities, the difficulties in raising capital and TecSec's recurring operating losses. In the fourth quarter of 2003, the Company determined that the investment had been further impaired and recorded a charge of $3.0 million. The Company attributed this further impairment to the delay in anticipated government sector awards involving information security technology and TecSec's ongoing operating losses and liquidity issues. The impairment charges are included in "Other expense (income)". TecSec is currently evaluating alternative sources of financing to meet ongoing capital and operating needs including possible technology license and equity investment transactions, although there is no assurance that it will be able to obtain financing or continue in operations. Future recoveries, if any, from the Company's ownership interest in TecSec will be recorded as income upon receipt.

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

NOTE 3 - SHAREHOLDERS' EQUITY

      On December 6, 2000, the Company completed the private placement of 525,000 shares of common stock and 790 shares of Class A Preferred Stock, Second Series ("Class A Preferred Stock"), a newly designated series of convertible preferred stock, resulting in aggregate proceeds of $5.0 million to PubliCARD. The securities were sold to institutional investors and other accredited investors in the U.S. and Europe. Each share of Class A Preferred Stock is convertible into 2,500 shares of common stock. Therefore, the shares of common stock issued plus the shares of common stock issuable upon conversion of the Class A Preferred Stock aggregate 2.5 million common shares. The proceeds from the private placement were used to acquire the ownership interest in TecSec. In 2001, 2002 and 2003, 10 shares, 15 shares and 200 shares of Class A Preferred Stock were converted into 25,000 shares, 37,500 shares and 500,000 shares, respectively, of PubliCARD's common stock.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

     The loss from continuing operations before income taxes consisted of the following (in thousands):

                                                   2003       2002        2001
                                                   ----       ----        ----

     United States                               $  (508)   $(4,686)   $(14,477)
     Foreign                                      (1,085)    (3,573)     (2,694)
                                                 -------    -------    --------
                                                 $(1,593)   $(8,259)   $(17,171)
                                                 =======    =======    ========

      A reconciliation of taxes computed at the U.S. Federal statutory tax rate to income tax expense for continuing operations follows (in thousands):


                                                   2003      2002        2001
                                                   ----      ----        ----

     Federal taxes, at statutory rate            $  (558)   $(2,890)   $ (6,010)
     Effect of domestic and foreign losses
       with no tax benefit                           543      2,204       4,235
     Amortization of goodwill and
       intangibles and other
       non-deductible expenses                        15        686       1,775
                                                 -------    -------    --------
     Income tax expense                          $     -    $     -    $      -
                                                 =======    =======    ========

     The components of net deferred taxes are as follows (in thousands):

                                                              2003        2002
                                                              ----        ----

                   Net operating loss carryforward          $24,583     $23,495
                   Pension expense                            1,417       1,155
                   TecSec investment                              -         724
                   Other, net                                   (26)        161
                                                            -------     -------
                                                             25,974      25,535
                   Less valuation allowance                 (25,974)    (25,535)
                                                            -------     -------
                   Net deferred taxes                       $     -     $     -
                                                            =======     =======

      As of December 31, 2003, approximately $66.8 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 2005 through 2023, were available to offset future taxable income. The carryforwards expire as follows (in thousands):

              YEAR ENDING
              DECEMBER 31,                                           AMOUNT

              2005                                                $   6,700
              2006                                                    2,400
              2007                                                    4,300
              2008                                                    5,000
              2009                                                    2,300
              2010 - 2023                                            46,100
                                                                   --------
                                                                   $ 66,800
                                                                   ========

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      At December 31, 2003, the Company's foreign subsidiary had a net operating loss carryforward for income tax purposes of approximately $4.0 million. The operating loss carryforward has no expiration period. For financial reporting purposes, a valuation allowance of $1.2 million has been recognized to offset the deferred tax asset relating to this carryforward.

NOTE 5 - EMPLOYEE BENEFITS

      The Company maintains a 401(k) plan for its U.S. employees. The assets of the Company's 401(k) plan are held by an outside fund manager and are invested in accordance with the instructions of the individual plan participants. The Company's matching contributions totaled $9,000, $14,000 and $68,000 in 2003, 2002 and 2001, respectively.

      The Company sponsors a defined benefit pension plan (the "Plan"). Participants ceased accruing benefits under the Plan effective December 31, 1993. Information regarding the Plan, measured as of December 31, 2003 and 2002, is as follows (in thousands):

                                                            2003        2002
                                                            ----        ----
      Change in benefit obligation:
      Benefit obligation at beginning of year            $    9,354  $    9,063
      Interest cost                                             531         611
      Benefit payments                                         (916)       (953)
      Actuarial (gain) or loss                                  778         633
                                                         ----------  ----------
      Benefit obligation at end of year                       9,747       9,354
                                                         ----------  ----------

      Change in plan assets:
      Fair value of plan assets at beginning of year          3,210       3,601
      Actual return on plan assets                              542        (502)
      Employer contributions                                      -       1,064
      Benefit payments and plan expenses                       (947)       (953)
                                                         ----------  ----------
      Fair value of plan assets at end of year                2,805       3,210
                                                         ----------  ----------

      Funded status                                          (6,942)     (6,144)
      Unrecognized transition obligation                          -         293
      Unrecognized prior service cost                             2           2
      Unrecognized net loss                                   2,649       2,306
                                                         ----------  ----------
                                                         $   (4,291) $   (3,543)
                                                         ==========  ==========

      Amounts recognized in statement of financial position consist of:

      Accrued benefit liability                          $   (6,942) $   (6,144)
      Intangible asset                                            2         295
      Accumulated comprehensive loss                          2,649       2,306
                                                         ----------  ----------
      Net amount recognized                              $   (4,291) $   (3,543)
                                                         ==========  ==========

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Cost of retirement benefits - non-operating of $903,000, $795,000 and $788,000 in 2003, 2002 and 2001, respectively, includes the net periodic pension cost and other Plan related expenses. The components of the net periodic pension cost were as follows (in thousands):

                                                  2003      2002        2001
                                               ---------  ---------   ---------
      Interest cost                            $     531  $     611   $     648
      Expected return on plan assets                (162)      (268)       (317)
      Amortization of transition obligation          293        293         293
      Amortization of net (gain) loss                 86          -           -
                                               ---------  ---------   ---------
      Net periodic pension cost                $     748  $     636   $    624
                                               =========  =========   =========

      The increase in the minimum liability included in other comprehensive income was as follows (in thousands):

                                                  2003      2002        2001
                                               ---------  ---------   ---------

      Other comprehensive income               $     343  $   1,405   $     901

      The assumptions used to determine the net periodic pension cost for the years ending December 31, 2003, 2002 and 2001 and the benefit obligation as of December 31, 2003 and 2002 were are follows:


                                                     NET PERIODIC PENSION COST     BENEFIT OBLIGATION
                                                    ---------------------------    ------------------
                                                    2003       2002        2001      2003     2002
                                                    ----       ----        ----      ----     ----

      Discount rate                                  6.0%      7.25%        7.5%     5.0%      6.0%
      Long-term rate of return                       6.0%       8.0%        8.0%     N/A       N/A

      As discussed below, Company filed a notice with the Pension Benefit Guaranty Corporation ("PBGC") seeking a "distress termination" of the Plan. The discount rate and long-term rate of return assumptions were decreased in 2003 to reflect the Plan's short time horizon due to the pending termination request.

      The Plan's asset allocation at December 31, 2003 and 2002, by asset category was as follows:

                                                    2003       2002
                                                    ----       ----

      Equity securities                               64%        60%
      Government bonds                                23%        23%
      Corporate bonds                                  4%         7%
      Money market and accrued income                  9%        10%
                                                    ----       ----
                                                     100%       100%
                                                    ====       ====

      The investment objectives of the Plan is to diversify assets in order to reduce the risk of wide swings in market value from year-to-year, to provide asset growth at a rate in excess of the rate of inflation and to achieve a positive rate of return over the long term that significantly contributes to meeting the Plan's obligations. The target asset mix guidelines are as follows:

      ASSET CLASS                                 MINIMUM     TARGET    MAXIMUM
      -----------                                 -------     ------    -------
      Equity securities                               40%        60%         80%
      Investment grade debt securities                30%        40%         50%
      Cash and cash equivalents                        0%         0%         10%

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Equity securities include PubliCARD common stock in the amount of approximately $9,000 and $26,000 at December 31, 2003 and 2002, respectively (less than 1% of total plan assets).

      Prior to 2003, the Company's funding policy had been to contribute amounts sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws. Contributions to the Plan were $1.1 million in each year for 2002 and 2001.

      In January 2003, the Company filed a notice with the PBGC seeking a "distress termination" of the Plan. If the PBGC determines that the Company meets one of the tests for such a termination, the Plan will terminate and the PBGC will become responsible for meeting future retirement obligations of participants (within certain limitations). The Company would be liable to the PBGC for the amount of the unfunded guaranteed benefit obligation. The Company believes that on a termination basis, the Plan's liabilities could exceed the value of its assets by in excess of $7.0 million. In addition, the Company did not make the required quarterly contributions during 2003 which aggregate to approximately $1.4 million. The Company has initiated discussions with the PBGC concerning the termination of the Plan and its obligation to the PBGC if the Plan is terminated (including the timing of its repayment obligation). If the Plan is not terminated, the Company would be obligated to make minimum contributions of approximately $3.9 million in 2004, which includes the 2003 funding deficiency. It is not possible to predict the outcome of such discussions.

NOTE 6 - STOCK OPTIONS AND WARRANTS

      The Company has issued stock options pursuant to four fixed stock-based compensation plans, made special stock option awards to certain directors, consultants and employees and also issued common stock purchase warrants in connection with certain subordinated notes. A summary of shares purchasable upon the exercise of stock options and common stock purchase warrants as of December 31, 2003, 2002 and 2001 are as follows:

                                                  2003      2002         2001
                                               ---------  ---------   ---------

     Fixed stock-based compensation plans      2,292,975  2,939,175   4,608,450
     Special stock options                       352,000    363,960     535,011
     Common stock purchase warrants                    -          -   1,523,573
                                               ---------  ---------   ---------
                                               2,644,975  3,303,135   6,667,034
                                               =========  =========   ==========

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

FIXED STOCK-BASED COMPENSATION PLANS
      The Company has four stock-based compensation plans that provide for the granting of incentive and non-qualified stock options, restricted stock, stock appreciation rights, performance awards and other stock-based awards to employees, non-employee directors and consultants. Under these plans adopted by shareholders of the Company, the Company may grant up to 7,300,000 shares of common stock. The plans are administered by either the Board of Directors of the Company or the Compensation Committee of the Board of Directors. The exercise price of each option granted was equal to the market price of the Company's common stock on the date of grant. Stock options granted to non-employee directors expire five years from the date of grant and vest immediately. Stock options granted to employees generally expire five or ten years from the date of grant. Prior to 1999, stock options granted to employees vested immediately. Grants subsequent to 1998 generally vest over three or four years. As of December 31, 2003, there were 2,018,025 shares available for grant under the fixed stock-based compensation plans.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of the stock options issued pursuant to the fixed stock-based compensation plans as of December 31, 2003, 2002 and 2001 and changes during the years then ended is presented below:


                                     2003                       2002                        2001
                               --------------------     ----------------------      ----------------------
                                          WEIGHTED                    WEIGHTED                    WEIGHTED
                                          AVERAGE                     AVERAGE                     AVERAGE
                                          EXERCISE                    EXERCISE                    EXERCISE
                               SHARES      PRICE         SHARES        PRICE          SHARES       PRICE
                               ------     --------       ------       --------        ------      --------

Balance at January 1         2,939,175     $1.01       4,608,450      $1.07         3,543,750      $4.63
Granted                         90,000       .07          90,000        .25         4,171,400        .69
Exercised                            -         -               -          -                 -          -
Canceled                      (736,200)     1.58      (1,759,275)      1.13        (3,106,700)      4.63
                             ---------                 ---------                    ---------
Balance at December 31       2,292,975       .79       2,939,175       1.01         4,608,450       1.07
                             =========                 =========                    =========

      A summary of the Company's stock options outstanding and exercisable issued pursuant to the fixed stock-based compensation plans as of December 31, 2003, is as follows:

                                                     OUTSTANDING                        EXERCISABLE
                                      -----------------------------------------    -----------------------
                                                                      WEIGHTED                    WEIGHTED
                                                                      AVERAGE                     AVERAGE
RANGE OF                                                CONTRACTUAL   EXERCISE                    EXERCISE
EXERCISE PRICE                          SHARES             LIFE        PRICE          SHARES       PRICE
--------------                        ----------        ----------- -----------    ----------     --------
$.07                                      90,000           4.6         $.07            90,000       $.07
$.25 to $.40                           1,970,600           5.4          .38         1,735,500        .38
$2.06 to $4.00                           142,375           1.6         2.99           129,344       3.06
$6.875                                    90,000            .6         6.88            90,000       6.88
                                      ----------                                   ----------
$.07 to $6.875 (all options)           2,292,975           4.9          .79         2,044,844        .82
                                      ==========                                   ==========

SPECIAL STOCK OPTIONS AND STOCK AWARDS
      The Company has issued special stock options outside of the fixed stock option plans. As of December 31, 2003, there are a total of 352,000 special stock options outstanding. All of such options are currently exercisable. No special stock options were granted or exercised in 2003, 2002 or 2001.

      In connection with the Company's business acquisitions in 1998 and 1999, the Company granted options to purchase shares of common stock to certain employees and owners of the acquired businesses. As of December 31, 2003, a total of 192,000 options granted outside of the fixed stock option plans remained outstanding with an exercise price of $9.75 per share. These options expire in February 2004.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEASES
      The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next five years. Certain of these operating leases provide the Company with the option, after the initial lease term, to either purchase the property or renew the lease. Total rent expense for all operating leases amounted to approximately $241,000 in 2003, $221,000 in 2002 and $481,000 in 2001.

     Minimum   payments  for  operating   leases  having  initial  or  remaining
non-cancelable terms in excess of one year are as follows (in thousands):
                                                             MINIMUM
      YEAR ENDING                                 LEASE     SUBLEASE
      DECEMBER 31,                               PAYMENTS    INCOME       NET
      ------------                               --------   --------    -------
      2004                                       $   356     $  116     $   240
      2005                                           332        114         218
      2006                                           299        114         185
      2007                                           137         37         100
      2008                                            40          -          40
      Remainder                                        -          -           -
                                                 -------    -------     -------
               Total minimum lease payments      $ 1,164     $  381     $   783
                                                 =======    =======     =======

      Balfour Investors Inc. ("Balfour") occupies a portion of the office space leased by the Company in New York City. The Chairman and Vice Chairman of the Company's Board of Directors are the only shareholders of Balfour. Balfour pays to the Company 50% of the rent and occupancy costs paid by the Company under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. The base rent payable by Balfour is approximately $11,000 per month.

ENVIRONMENTAL
      In April 1996, a consent decree (the "Consent Decree") among the Company, the United States Environmental Protection Agency ("EPA") and the Pennsylvania Department of Environmental Protection ("PADEP") was entered by the court which resolved all of the United States' and PADEP's claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility in Philadelphia previously owned and operated by the Company. Pursuant to the Consent Decree, the Company was obligated to pay a total of $14.4 million plus interest to the United States and the Commonwealth of Pennsylvania. In January 2002, the Company and the EPA reached an agreement to extend the due date on the remaining unpaid balance through April 2004. In return, the EPA was granted a security interest in certain assets held in escrow ("Greenwald Escrow").

      As discussed in Note 9, in September 2002, the Company reached an agreement pursuant to which the Greenwald Escrow was terminated and net proceeds of approximately $1.3 million were disbursed to the Company. Upon termination of the Greenwald Escrow in October 2002, the Company satisfied the remaining obligation to the EPA amounting to $806,000, which included accrued interest.

GRANTS AND BANK FINANCING
      The Company has received grants from several government agencies in the United Kingdom. These grants have been used for marketing, research and
development  and  other  governmental   business   incentives  such  as  general
employment. Such grants require the Company to maintain certain levels of operations and employment in Northern Ireland. As of December 31, 2003, the Company has a contingent liability to repay, in whole or part, grants received of approximately $535,000 in the event the Company becomes insolvent or otherwise violates the terms of such grants. As of December 31, 2003, the Company is in compliance with the terms of the grants.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Infineer has an overdraft facility with a bank in Northern Ireland, which allows for the maximum borrowing of 240,000 British pounds. This facility is secured by all of Infineer's assets and bears an interest rate at the bank's base rate plus 2% (approximately 5.75% at December 31, 2003). As of December 31, 2003, Infineer had borrowings outstanding under this facility totaling 153,000 British pounds (or the equivalent of $271,000).

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

      Various other legal proceedings are pending against the Company. The Company considers all such other proceedings to be ordinary litigation incident to the character of its businesses. Certain claims are covered by liability insurance. The Company believes that the resolution of those claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on the financial position or results of operations of the Company.

CHANGE OF CONTROL AGREEMENTS
      The Company is a party to change of control agreements, which provide for payments to certain directors and executive officers under certain circumstances following a change of control. Since the change of control agreements require large cash payments to be made by any person effecting a change of control, these agreements may discourage takeover attempts. The change of control agreements provide that, if the services of any person party to a change of control agreement are terminated within three years following a change of control, that individual will be entitled to receive, in a lump sum within 10 days of the termination date, a payment equal to 2.99 times that individual's average annual compensation for the shorter of the five years preceding the change of control and the period the individual received compensation from us for personal services. Assuming a change of control were to occur at the present time, payments of $738,000 each would be made to the Company's Chairman and Vice Chairman. If any such payment, either alone or together with others made in connection with the individual's termination, is considered to be an excess parachute payment under the Internal Revenue Code, the individual will be entitled to receive an additional payment in an amount which, when added to the initial payment, would result in a net benefit to the individual, after giving effect to excise taxes imposed by Section 4999 of the Internal Revenue Code and income taxes on such additional payment, equal to the initial payment before such additional payment and the Company would not be able to deduct these initial or additional payments for income tax purposes.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INSURANCE AND OTHER RECOVERIES
      During 2003, the Company entered into three binding settlements with various historical insurers that resolved certain claims (including certain future claims) under policies of insurance issued to the Company by those insurers. As a result of the settlements, after allowance for associated expenses, offsetting adjustments and amounts held in escrow, the Company received net proceeds of approximately $4.1 million in 2003. Pursuant to one of the settlements, an additional net amount of approximately $470,000 will be held in escrow for up to three years. The Company recognized a gain from these settlements of approximately $4.6 million in 2003. See Note 13 for a discussion regarding an additional insurance recovery agreement reached subsequent to December 31, 2003.

      The Company is also in discussions with other insurance markets regarding the status of certain policies of insurance. It cannot be determined whether any additional amounts may be recovered from these other insurers nor can the timing of any such additional recoveries be determined.

      In October 2003, the Company sold a parcel of land in Louisiana resulting in net proceeds of approximately $370,000. The Company recognized a gain of approximately $330,000 in 2003 relating to the land sale which is included in "Other (expense) income".

NOTE 8 - SEGMENT DATA

      The Company's sole operating activities involve the deployment of smart card solutions for educational and corporate sites. As such, the Company reports as a single segment. Revenues by geographical areas for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

                                                   2003       2002        2001
                                                   ----       ----        ----

       United States                              $  869     $1,029      $1,727
       Europe                                      3,467      3,445       3,671
       Rest of world                                 445        131         254
                                                  ------     ------      ------
                                                  $4,781     $4,605      $5,652
                                                  ======     ======      ======

      The Company has operations in the United States and United Kingdom. Identifiable tangible assets by country as of December 31, 2003 and 2002 are as follows (in thousands):

                                                   2003       2002
                                                   ----       ----

       United States                              $4,542     $4,842
       United Kingdom                              2,035      2,235
                                                  ------     ------
                                                  $6,577     $7,077
                                                  ======     ======

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      In the second quarter of 2001, the Company revised its estimates of proceeds and expenses associated with the wind-down of Amazing and Greystone and recognized a gain of $2.4 million, which had been previously deferred pending resolution of certain contingencies.

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

NOTE 11 - SUPPLEMENTAL INFORMATION

      Other assets as of December 31, 2003 and 2002 consisted of the following (in thousands):

                                                   2003       2002
                                                   ----        ----

     Investment in minority owned affiliates      $    -    $ 3,000
     Escrow deposit - non current                    596          -
     Intangible pension asset                          2        295
                                                  ------    -------
                                                  $  598    $ 3,295
                                                  ======    =======

    Accrued liabilities as of December 31, 2003 and 2002 consisted of the following (in thousands):

                                                   2003      2002
                                                   ----      ----

    Pension liability                            $ 3,866    $ 1,505
    Payroll and other employee benefits              260        292
    Deferred revenue                                 585        402
    Other                                            495        483
                                                 -------    -------
                                                 $ 5,206    $ 2,682
                                                 =======    =======

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Other non-current liabilities as of December 31, 2003 and 2002 consisted of the following (in thousands):

                                                   2003       2002
                                                   ----       ----

    Pension liability and other retiree benefits $ 3,256    $ 4,872
    Other                                            296        118
                                                 -------    -------
                                                 $ 3,552    $ 4,990
                                                 =======    =======

      The components of other comprehensive loss as of December 31, 2003 and 2002 consisted of the following (in thousands):

                                                   2003       2002
                                                   ----       ----

    Foreign currency translation adjustment      $    75    $    85
    Minimum pension liability                      2,649      2,306
                                                 -------    -------
                                                 $ 2,724    $ 2,391
                                                 =======    =======

      Comprehensive loss for the Company includes foreign currency translation adjustments and minimum pension liability, as well as net loss reported in the Company's Statements of Operations. Comprehensive loss for years ended December 31, 2003, 2002 and 2001 was as follows (in thousands):

                                                   2003       2002       2001
                                                   ----       ----       ----

  Net loss                                       $(1,593)   $(7,193)   $(14,821)
  Minimum pension liability                         (343)    (1,405)       (901)
  Foreign currency translation adjustments            10        112        (197)
                                                 -------    -------    --------

  Comprehensive loss                             $(1,926)   $(8,486)   $(15,919)
                                                 =======    =======    ========

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The unaudited consolidated financial statements for each of the quarterly periods in the years ended December 31, 2003 and 2002 are as follows (in thousands, except per share data):


                                                 MAR. 31    JUN. 30     SEP. 30    DEC. 31
                                                 -------    -------     -------    -------
2003
Net sales                                       $  1,413    $ 1,193     $ 1,417    $   758
Gross margin                                         794        581         772        318
Net income (loss)                                  1,000       (929)       (749)      (915)
Basic and diluted earnings (loss) per share     $    .04    $  (.04)    $  (.03)   $  (.04)

2002
Net sales                                       $  1,199    $ 1,016     $ 1,298    $ 1,092
Gross margin                                         563        496         650        441
Loss from continuing operations                   (1,269)    (1,227)     (3,409)    (2,354)
Income from discontinued operations                    -          -       1,066          -
Net loss                                          (1,269)    (1,227)     (2,343)    (2,354)
Basic and diluted earnings (loss) per share
    Continuing operations                       $   (.05)   $  (.05)    $  (.14)   $  (.10)
    Discontinued operations                            -          -         .04          -
                                                --------    -------     -------    -------
                                                $   (.05)   $  (.05)    $  (.10)   $  (.10)
                                                ========    =======     =======    =======

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENT

      In February 2004, the Company entered into a binding agreement to assign to a third party certain insurance claims against a group of historic insurers. The claims involve several historic general liability policies of insurance issued to the Company. As a result of the settlement, after allowance for associated expenses and offsetting adjustments, the Company expects to receive net proceeds of approximately $475,000 by April 19, 2004.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULE II


To the Board of Directors and Shareholders of PubliCARD, Inc.
New York, New York

We have audited the consolidated financial statements of PubliCARD, Inc. and subsidiary companies (the "Company") as of and for the years ended December 31, 2003 and 2002, and have issued our report thereon dated March 22, 2004 (which report expresses an unqualified opinion and includes explanatory paragraphs relating to the Company's ability to continue as a going concern and the application of procedures performed in regards to certain disclosures in the 2001 financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures). Our audits also included the consolidated financial statement schedule of the Company as of and for the years ended December 31, 2003 and 2002 listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic 2003 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein. The consolidated financial statements and consolidated financial statement schedule of the Company as of December 31, 2001 and for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those other auditors expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule in their report dated March 20, 2002.

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

New York, New York
March 22, 2004

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

/s/ Arthur Andersen LLP

Stamford, Connecticut
March 20, 2002

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                 Additions
                                                          ---------------------
                                                          Charged to
                                              Balance      Costs and                                  Balance
                                             January 1     Expenses      Other(1)    Deductions (2)    December 31
                                             ---------     --------      --------    --------------    -----------
                                                                     (in thousand of dollars)
Year ended December 31, 2003:
     Allowance for doubtful accounts            103             5             7              -           115

     Reserve for discontinued operations        429             -             -            (23)          406


Year ended December 31, 2002:
     Allowance for doubtful accounts            216             -             -           (113)          103

     Reserve for discontinued operations      1,245          (457)            -           (359)          429


Year ended December 31, 2001:
     Allowance for doubtful accounts             89            31           158            (62)          216

     Reserve for discontinued operations      3,913        (2,350)            -           (318)        1,245


(1) Other changes for the allowance for doubtful accounts in 2001 represents reclassifications of previous year receivable reserves included in other operating accounts.

(2) Deductions for allowance for doubtful accounts represent the write-offs of account receivable. Deductions for discontinued operations represent charges and payments to reserves net of gains and receipts credited to reserves.