Form 10-Q
period 2004-03-31
PUBLICARD INC
filed 2004-05-14
CIK 81050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from ___ to ___.

                         COMMISSION FILE NUMBER 0-29794

                                 PUBLICARD, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                            23-0991870
--------------------------------------------------------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)

      ONE ROCKEFELLER PLAZA, 14TH FLOOR, NEW YORK,NY       10020
--------------------------------------------------------------------------------
         (Address of principal executive offices)        (Zip code)


       Registrant's telephone number, including area code: (212) 651-3102

       620 FIFTH AVENUE, ROCKEFELLER CENTER, 7TH FLOOR, NEW YORK, NY 10020
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


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

Yes [ ]    No [X]


   Number of shares of Common Stock outstanding as of May 14, 2004: 24,690,902

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    2004             2003
                                                                                    ----             ----
                                                                                 (unaudited)
                                          ASSETS

Current assets:
     Cash, including short-term investments of $2,836 and $3,501 in 2004
          and 2003, respectively                                                  $  2,871         $  3,580
     Trade receivables, less allowance for doubtful accounts of $89 and $115
          in 2004 and 2003, respectively                                               967            1,133
     Inventories                                                                       659              635
     Prepaid insurance and other                                                     1,096              440
                                                                                 ---------         --------
          Total current assets                                                       5,593            5,788
                                                                                 ---------         --------

Equipment and leasehold improvements, net                                              159              191
Goodwill and intangibles                                                               812              822
Other assets                                                                           548              598
                                                                                 ---------         --------
                                                                                  $  7,112         $  7,399
                                                                                 =========         ========

                          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Trade accounts payable and overdraft                                         $  1,472         $  1,569
     Accrued liabilities                                                             5.923            5,206
                                                                                 ---------         --------
          Total current liabilities                                                  7,395            6,775

Other non-current liabilities                                                        3,150            3,552
                                                                                 ---------         --------

          Total liabilities                                                         10,545           10,327
                                                                                 ---------         --------

Commitments and contingencies (Note 4)

Shareholders' deficit:
     Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized; 565 shares issued and outstanding as of March 31, 2004 and
          December 31, 2003                                                          2,825            2,825
     Common shares, $0.10 par value: 40,000,000 shares authorized; 24,690,902 shares  issued and  outstanding  as of March 31, 2004 and December 31,
          2003                                                                       2,469            2,469
     Additional paid-in capital                                                    108,119          108,119
     Accumulated deficit                                                          (114,120)        (113,617)
     Other comprehensive loss                                                       (2,726)          (2,724)
                                                                                 ----------        ---------
          Total shareholders' deficit                                               (3,433)          (2,928)
                                                                                 ----------        ---------
                                                                                  $  7,112          $ 7,399
                                                                                 =========         =========

      The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                        2004           2003
                                                     -----------    ----------


Revenues                                             $      828     $    1,413

Cost of sales                                               406            619
                                                     -----------    ----------
     Gross margin                                           422            794
                                                     -----------    ----------

Operating expenses:
     General and administrative                             663            704
     Sales and marketing                                    419            482
     Product development                                    178             89
     Amortization of intangibles                             10             10
                                                     -----------    ----------
                                                          1,270          1,285
                                                     -----------    ----------
     Loss from operations                                  (848)          (491)
                                                     -----------    ----------

Other income (expenses):
     Interest income                                          6              3
     Interest expense                                        (4)            (3)
     Cost of pensions - non-operating                      (134)          (217)
     Gain on insurance recoveries                           477          1,707
     Other income (expenses), net                             -              1
                                                     -----------    ----------
                                                            345          1,491
                                                     -----------    ----------

Net (loss) income                                    $     (503)    $    1,000
                                                     ===========    ==========


Basic and diluted (loss) earnings per common share   $     (.02)    $      .04
                                                     ===========    ==========

Weighted average shares outstanding:
     Basic                                           24,690,902     24,315,902
                                                     ===========    ==========
     Diluted                                         24,690,902     26,103,402
                                                     ===========    ==========


    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                Common Shares                                 Other       Total
                                      Class A   -------------        Additional              Comprehen-   Share-
                                     Preferred   Shares               Paid-in   Accumulated   sive       holders'
                                       Stock     Issued     Amount    Capital     Deficit     Loss       Deficit
                                     ---------  ----------  -------  ---------  ----------   ---------   ---------
     Balance - January 1, 2004       $  2,825   24,690,902  $ 2,469  $ 108,119  $ (113,617)  $ (2,724)   $ (2,928)

     Comprehensive loss:
      Net loss                              -            -         -         -        (503)         -        (503)
      Foreign currency translation
        adjustment                          -            -        -          -          (2)        (2)
                                     ---------  ----------  -------  ---------  -----------  ----------  ---------
        Comprehensive loss                                                                                   (505)
                                                                                                         ---------
     Balance - March 31, 2004        $  2,825   24,690,902  $ 2,469  $ 108,119  $ (114,120)  $ (2,726)   $ (3,433)
                                     =========  ==========  =======  =========  ===========  ==========  =========


The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         2004       2003
                                                                       ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                 $   (503)  $  1,000
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
          Gain on insurance recoveries                                     (477)    (1,707)
          Amortization of intangibles                                        10        10
          Depreciation and amortization                                      38        44
          Changes in assets and liabilities:
             Trade receivables                                              177       (352)
             Inventories                                                    (17)        60
             Prepaid insurance and other current assets                      44          -
             Other assets                                                    50          -
             Trade accounts payable                                        (109)       (51)
             Accrued liabilities                                            483        158
             Other non-current liabilities                                 (402)       144
                                                                       ---------  ---------
                     Net cash used in operating activities                 (706)      (694)
                                                                       ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     -         (4)
     Proceeds from insurance recoveries                                       -      1,025
     Other                                                                   (4)         5
                                                                       ---------  ---------
                     Net cash (used in) provided by investing
                       activities                                            (4)     1,026
                                                                       ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES                                          -          -
                                                                       ---------  ---------

Effect of exchange rate changes on cash and cash equivalents                  1          -
                                                                       ---------  ---------

Net (decrease) increase in cash                                            (709)       332
Cash - beginning of period                                                3,580      1,290
                                                                       ---------  ---------
Cash - end of period                                                   $  2,871   $  1,622
                                                                       ========   =========

Cash paid for interest                                                 $      4   $      3
                                                                       =========  =========

    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

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

LIQUIDITY AND GOING CONCERN CONSIDERATIONS

      These unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $2.9 million at March 31, 2004. The Company also had a working capital deficiency of $1.8 million and an accumulated deficit of $114.1 million at March 31, 2004.

      If the distress termination of the Company's defined benefit pension plan for which the Company has applied is completed (see Note 3), as to which no assurance can be given, the Company's 2003 and 2004 funding requirements to the plan could be eliminated, in which case management believes that existing cash and short term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2004. However, additional capital will be necessary in order to operate beyond December 2004 and to fund the current business plan and other obligations. While the Company is actively considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will eliminate the 2003 or 2004 funding requirements for the defined benefit pension plan or be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it may not be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which could have a material adverse effect on its business and results of operations and could lead the Company to seek bankruptcy protection. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors' reports on the Company's Consolidated

Financial Statements for the years ended December 31, 2003 and 2002 contained emphasis paragraphs concerning substantial doubt about the Company's ability to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of PubliCARD and its wholly-owned subsidiaries. All intercompany transactions are eliminated in consolidation.

BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of March 31, 2004 and the results of their operations and cash flows for the three months ended March 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

EARNINGS (LOSS) PER COMMON SHARE

      Basic net income (loss) per common share is based on net income (loss) divided by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options and convertible preferred stock at the later of the beginning of the year or date of issuance. For the three months ended March 31, 2004, diluted net income (loss) per share was the same as basic net income (loss) per share since the effect of stock options and convertible preferred stock were antidilutive.

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

INVENTORIES

      Inventories are stated at lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. Inventories as of March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

                                                 2004     2003
                                                 ----     ----

           Raw materials and work-in-process    $ 503     $ 486
           Finished goods                         156       149
                                                -----     -----
                                                $ 659     $ 635
                                                =====     =====

STOCK-BASED COMPENSATION

      The Company accounts for employee stock-based compensation cost using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148").

      At March 31, 2004, the Company had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans is equal to the market price of the Company's common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company's net (loss) income and (loss) income per share for the three months ended March 31, 2004 and 2003 would have been as follows (in thousands except per share data):

                                                       2004     2003
                                                      -------  -------

     Net (loss) income, as reported                   $ (503)  $1,000
     Deduct: Total stock-based compensation expense
                 determined under fair value based       (30)    (121)
                                                      -------  ------
     method
     Pro forma net (loss) income                      $ (533)  $ 879
                                                      =======  ======

     Basic (loss) earnings per share:
         As reported                                  $ (.02)  $ .04
                                                      =======  ======
         Pro forma                                    $ (.02)  $ .04
                                                      =======  ======

     Diluted (loss) earnings per share:
         As reported                                  $ (.02)  $ .04
                                                      =======  ======
         Pro forma                                    $ (.02)  $ .03
                                                      =======  ======

      The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

USE OF ESTIMATES

      The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventories, valuation of goodwill and intangibles and pension accounting to be critical policies due to the estimation processes involved. While all available information has been considered, actual amounts could differ from those reported.

RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2002, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation addresses the disclosures to be made by a guarantor in its financial statements about its obligations under guarantees. In addition, it also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions became effective December 15, 2002. The adoption of the recognition and measurement provisions did not have a material impact on the Company's Consolidated Financial Statements.


      In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" for companies that have interests in entities that are Variable Interest Entities ("VIE") as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIEs expected losses or receives a majority of the VIE's expected gains, it must consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have a material effect on the Company's Consolidated Financial Statements.


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


      In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132 revised") that improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS No. 132 disclosure requirements for pensions and other postretirement benefits and revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions", or SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." SFAS No. 132 revised retains the disclosure requirements contained in the original SFAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. The Company adopted the revised disclosure provisions.

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", which supersedes SAB No. 101, "Revenue Recognition in Financial Statements". SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements, as this guidance has been superseded as a result of the issuance of EITF 00-21, "Accounting for

Revenue Arrangements with Multiple Deliverables." The adoption of SAB No. 104 did not have a material impact on the Company's Consolidated Financial Statements.


NOTE 2 - SEGMENT DATA

      The Company's sole operating activities involve the deployment of smart card solutions for educational and corporate sites. As such, the Company reports as a single segment. Sales by geographical areas for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

                                          2004      2003
                                         -------   -------

     United States                       $    60   $  228
     Europe                                  709    1,092
     Rest of world                            59       93
                                         -------   -------
                                         $   828   $ 1,413
                                         =======   =======

      The Company has operations in the United States and United Kingdom. Identifiable tangible assets by country as of March 31, 2004 and December 31, 2003 are as follows (in thousands):

                                          2004      2003
                                         -------   -------

     United States                       $ 4,479   $ 4,542
     United Kingdom                        1,821     2,035
                                         -------   -------
                                         $ 6,300   $ 6,577
                                         =======   =======

NOTE 3 - UNDERFUNDED PENSION PLAN

      The Company sponsors a defined benefit pension plan (the "Plan") that was frozen in 1993. As of December 31, 2003, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $6.9 million (determined on an ongoing basis). The assets of the Plan are managed by an outside trustee and invested primarily in equity and fixed income securities. PubliCARD common stock represented less than 1% of plan assets as of December 31, 2003.

      In January 2003, the Company filed a notice with the Pension Benefit Guaranty Corporation (the "PBGC") seeking a "distress termination" of the Plan. If the PBGC determines that the Company meets one of the tests for such a termination, the Plan will terminate and the PBGC will become responsible for meeting future retirement obligations of participants (within certain limitations). The Company would be liable to the PBGC for the amount of the unfunded guaranteed benefit obligation. The Company believes that on a termination basis, the Plan's liabilities could exceed the value of its assets by in excess of $7.0 million. In addition, the Company did not make the required quarterly contributions during 2003 and 2004 which aggregate approximately $2.2 million through April 15, 2004. The Company has initiated discussions with the PBGC concerning the termination of the Plan and its obligation to the PBGC if the Plan is terminated (including the timing of its repayment obligation). If the Plan is not terminated, the Company would be obligated to make minimum contributions of approximately $3.9 million in 2004, which includes the 2003 funding deficiency. It is not possible to predict the outcome of such discussions.

      Cost of retirement benefits - non-operating of $134,000 and $217,000 for the three months ended March 31, 2004 and 2003, respectively, includes the net periodic pension cost and other Plan related expenses. The components of the net periodic pension cost for the three months ended March 31, 2004 and 2003 were as follows (in thousands):

                                                 2004      2003
                                                -------   -------

      Interest cost                             $  116    $  133
      Expected return on plan assets               (29)      (55)
      Amortization of transition obligation          -        73
      Amortization of net (gain) loss               28        21
                                                -------   -------
       Net periodic pension cost                $  115    $  172
                                                =======   =======

      The unrecognized transition obligation was zero at December 31, 2003 and, accordingly, there will be no further amortization expense related to this component.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

      The Company incurred approximately $200,000 in defense costs in 2002. No additional costs have been incurred in 2004 and 2003. Notice of the commencement of this action has been given to the Company's directors and officers liability insurance carriers. The Company's directors and officers liability insurance carriers are funding the additional costs of defending this action, subject to the carriers' reservation of rights.

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

      In February 2004, the Company entered into a binding agreement to assign to a third party certain insurance claims against a group of historic insurers. The claims involve several historic general liability policies of insurance issued to the Company. As a result of the assignment, after allowance for associated expenses and offsetting adjustments, the Company received net proceeds of approximately $477,000 in May 2004. The Company recognized a gain of $477,000 in the first quarter of 2004.

      The Company is also in discussions with other insurance markets regarding the status of certain policies of insurance. It cannot be determined whether any additional amounts may be recovered from these other insurers nor can the timing of any such additional recoveries be determined.

LEASES

      The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next five years. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year aggregates approximately $1.1 million.

NOTE 5- COMPREHENSIVE LOSS

      Comprehensive (loss) income for the Company includes foreign currency translation adjustments, as well as the net (loss) income reported in the Company's Condensed Consolidated Statements of Operations. Comprehensive (loss) income for the three months ended March 31, 2004 and 2003 was as follows (in thousands):

                                                 2004      2003
                                                -------   -------

Net (loss) income                               $ (503)   $1,000
Foreign currency translation adjustments            (2)       (1)
                                                -------   -------
Comprehensive (loss) income                     $ (505)   $  999
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

      REVENUES. Revenues are generated from product sales, technology and software license fees, installation and maintenance contracts. Consolidated revenues decreased to $828,000 in 2004 compared to $1.4 million for 2003. As a result of several customer implementation and procurement delays, direct sales in the United Kingdom declined by approximately $300,000 versus the prior year. New site installations in the United Kingdom dropped from twelve during the first quarter of 2003 to seven in 2004. Sales to United States distribution partners declined by over $150,000 primarily due to reorganization activities within the United States sales channel.

      GROSS MARGIN. Cost of sales consists primarily of material, personnel costs and overhead. Gross margin, as a percentage of net sales, was 51% in 2004 and 56% in 2003. The significantly lower revenue volume in 2004 coupled with higher margins on several one-time custom development projects in 2003 attributed to the decreased in the gross margin percentage.

      SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel and travel costs, public relations, trade shows and marketing materials. Sales and marketing expenses were $419,000 in 2004 compared to $482,000 in 2003. The decrease in expenses is attributed to reimbursement of $47,000 of marketing costs under a grant with a government agency in Northern Ireland.

      PRODUCT DEVELOPMENT EXPENSES. Product development expenses include costs associated with the development of new products and enhancements to existing products. Product development expenses consist primarily of personnel and travel costs and contract engineering services. Product development expenses amounted to $178,000 in 2004 compared to $89,000 in 2003. The 2003 expenses included a $59,000 reimbursement of certain development costs under a grant with a government agency in Northern Ireland. This reimbursement coupled with a $16,000 increase in wages and employee business expense primarily accounted for the increase in product development expense.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance and accounting, human resources, risk management and legal. General and administrative expenses were $663,000 in 2004 compared to $704,000 in 2003. The decrease in expenses is mainly attributable to a decline in corporate legal, consulting and public reporting costs.

      AMORTIZATION OF INTANGIBLES. In accordance with SFAS No. 142, "Gooodwill and Other Intangible Assets" ("SFAS No. 142"), effective January 1, 2002, goodwill is no longer amortized. Goodwill and other intangibles will be subject to an annual review for impairment or earlier if circumstances or events indicate that impairment has occurred. This may result in future write-downs or the write-off of such assets. Amortization of intangibles relates to the continuing amortization of definite life intangibles. Amortization expense was $10,000 in both 2004 and 2003.

      OTHER INCOME AND EXPENSE. Cost of pensions, which represents amounts related to discontinued product lines and related plant closings in prior years, principally relates to pension expense associated with the Company's frozen defined benefit pension plan.

      In February and March 2003, the Company entered into two binding settlements with various historical insurers that resolve certain claims (including certain future claims) under policies of insurance issued to the Company by those insurers. As a result of the settlements, after allowance for associated expenses and offsetting adjustments, the Company received net proceeds of approximately $1.0 million in February 2003 and an additional $682,000 in April 2003. The Company recognized a gain from these settlements of $1.7 million in the first quarter of 2003.

      In February 2004, the Company entered into a binding agreement to assign to a third party certain insurance claims against a group of historic insurers. The claims involve several historic general liability policies of insurance issued to the Company. As a result of the assignment, after allowance for associated expenses and offsetting adjustments, the Company received net proceeds of approximately $477,000 in May 2004. The Company recognized a gain of $477,000 in the first quarter of 2004.

LIQUIDITY

      The Company has financed its operations over the last several years primarily through funds received from the sale of of a non-core businesses in 2000 and insurance recoveries in 2003. For the three months ended March 31, 2004, cash, including short-term investments, decreased by $709,000 to $2.9 million as of March 31, 2004.

      Operating activities utilized cash of $706,000 in 2004 and principally consisted of the net loss of $503,000 plus a gain on insurance recoveries of $477,000 offset by depreciation and amortization of $48,000 and a reduction in assets and liabilities of $226,000.

      There were minimal investing and financing activities for the three months ended March 31, 2004.

      The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow in 2004 and beyond. In addition to funding operating and capital requirements and corporate overhead, future uses of cash include the following:

      o The Company sponsors a defined benefit pension plan, which was frozen in 1993. As of December 31, 2003, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $6.9 million (determined on an ongoing basis). If the plan is continued, the required contribution to the plan is approximately $3.9 million in 2004. Absent some action by the Company, the annual contribution requirements beyond 2004 would continue to be significant. In view of its financial condition, in January 2003, the Company filed a notice with the PBGC seeking a "distress termination" of the Plan. If the PBGC determines that the Company meets one of the tests for such a termination, the Plan will terminate and the PBGC will become responsible for meeting future retirement obligations to participants (within certain limitations). The Company would be liable to the PBGC for the amount of the unfunded guaranteed benefit obligation. The Company believes that on a termination basis, the Plan's liabilities could exceed the value of its assets by in excess of $7.0 million. In addition, the Company did not make the required contributions during 2003 and 2004 which aggregate approximately $2.2 million through April 15, 2004. The Company has initiated discussions with the PBGC concerning the termination of the Plan and its repayment obligation to the PBGC if the Plan is terminated (including the timing of its repayment obligation). It is not possible to predict the outcome of such discussions.

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

      o The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next five years. Minimum future payments for operating leases having initial or remaining non-cancelable terms in excess of one year aggregates approximately $1.1 million.

      The Company will need to raise additional capital that may not be available to it. If the distress termination of the Company's defined benefit pension plan for which the Company has applied is completed (see Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements), the Company's 2003 and 2004 funding requirements to the plan could be eliminated, in which case management believes that existing cash and short-term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2004. However, additional capital will be necessary in order to operate beyond December 2004 and to fund the current business plan and other obligations. While the Company is actively considering various funding alternatives, it has not secured or entered into any arrangements to obtain additional capital. There can be no assurance that the Company will be able to eliminate the 2003 or 2004 funding requirements for the defined benefit pension plan or be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations, it may not be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which could have a material adverse effect on its business and results of operations.

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

      If the Company's liquidity does not improve, it may be unable to continue as a going concern and could seek bankruptcy protection. Such an event may result in the Company's common and preferred stock being negatively affected or becoming worthless. The auditors' reports on the Company's Consolidated Financial Statements for the years ended December 31, 2003 and 2002 contained an emphasis paragraph concerning substantial doubt about the Company's ability to continue as a going concern.

CONTRACTUAL OBLIGATIONS

      The following is a summary of the Company's commitments as of March 31, 2004 (in thousands):

                                                                      PAYMENTS DUE BY PERIOD
                                                                      ----------------------
                                                                                 MORE
                                                               LESS    1 TO     3 TO 5   THAN
                                                               THAN     3        YEARS  5 YEARS
                                                    TOTAL    1 YEAR   YEARS
                                                    ------   ------   -------  -------  -------
    Operating lease obligations                     $ 1,052  $   327  $   582  $   143  $    -
    Other long-term liabilities:
      Pension liability and other retiree benefits    7,230    4,382    2,766       60      22
      Other long-term obligations                       272       -       272        -       -
                                                    -------  -------  -------  -------
          Total                                     $ 8,554  $ 4,709  $ 3,620  $   203  $   22
                                                    =======  =======  =======  =======  =======

CRITICAL ACCOUNTING POLICIES

      The Company's significant accounting policies are more fully described in the Notes to the Company's Unaudited Condensed Consolidated Financial Statements included herein and the Notes to the Consolidated Financial Statements included the Company's Form 10-K for the year ended December 31, 2003. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventories, valuation of goodwill and intangibles and pension accounting to be critical policies due to the estimation processes involved.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation addresses the disclosures to be made by a guarantor in its financial statements about its obligations under guarantees. In addition, it also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions became effective December 15, 2002. The adoption of the recognition and measurement provisions did not have a material impact on the Company's Consolidated Financial Statements.


      In  January  2003,  the FASB  issued  FASB FIN No. 46,  "Consolidation  of
Variable Interest Entities". In December 2003, the FASB issued FIN No. 46 (Revised) to address certain FIN 46 implementation issues. This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements", for companies that have interests in entities that are Variable Interest Entities as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains, it must consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIEs that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have a material effect on the Company's Consolidated Financial Statements.


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


      In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" that improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS No. 132 disclosure requirements for pensions and other postretirement benefits and revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions", or SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." SFAS No. 132 revised retains the disclosure requirements contained in the original

SFAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. The Company adopted the revised disclosure provisions.

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements, as this guidance has been superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB No. 104 did not have a material impact on the Company's Consolidated Financial Statements.


FACTORS THAT MAY AFFECT FUTURE RESULTS

      WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, WE HAVE ONGOING FUNDING OBLIGATIONS AND WE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US, ALL OF WHICH COULD LEAD US TO SEEK BANKRUPTCY PROTECTION. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 2001, 2002, 2003 and the three months ended March 31, 2004 of approximately $17.2 million, $8.3 million, $1.6 million and $503,000, respectively. In addition, we experienced negative cash flow from operating activities of $12.7 million, $5.1 million, $2.2 million and $706,000 in 2001, 2002, 2003 and the three months ended March 31, 2004 respectively, and have a working capital deficiency of $1.8 million as of March 31, 2004.

      We sponsor a defined benefit pension plan which was frozen in 1993. As of December 31, 2003, the present value of the accrued liabilities of our plan exceeded its assets by approximately $6.9 million. (determined on an ongoing basis). If the Plan is continued, the required contribution to the Plan is approximately $3.9 million for 2004 and we will be obligated to make continued contributions in future years which, absent some action by us, we expect that the annual contribution requirements beyond 2004 will continue to be significant. Future contribution levels depend in large measure on the mortality rate of plan participants, the discount rate required, and the expected return on the plan assets. In April 2002, we failed to make the required quarterly contribution to the Plan due April 15, 2002, in the amount of $253,000. We made this contribution on June 11, 2002 and quarterly contributions of $253,000 were made on a timely basis in July 2002 and October 2002. In view of our financial condition, in January 2003, we filed a notice with the PBGC seeking a "distress termination" of the Plan and did not make the contributions due to the Plan during 2003 and 2004 which aggregate approximately $2.2 million through April 15, 2004. If the PBGC determines that we meet one of the tests for such termination, the Plan will terminate and the PBGC will become responsible for meeting future retirement obligations to participants (within certain limitations). We would be liable to the PBGC for the amount of the unfunded benefit obligation. We believe that, on a termination basis, the Plan's liabilities could exceed the value of its assets by in excess of $7.0 million. We have initiated discussions with the PBGC concerning the termination of the Plan and our repayment obligation to the PBGC if the Plan is terminated (including the timing of our repayment obligation). It is not possible to predict the outcome of such discussions.

      We and certain current and former officers are defendants in a lawsuit alleging, among other things, misrepresentation and securities fraud. We believe that we have meritorious defenses to the allegations and intend to defend ourselves vigorously. The cost of defending against this action could be significant, and if the Company is not successful in defending itself, the Company may be required to pay the plaintiff's damages, which could have a material adverse effect on the Company's business and operations. See "We are unable to predict the extent to which the resolution of lawsuits pending against us could adversely affect our business". In addition, we have future non-cancelable operating lease obligations for office space, vehicles and office equipment aggregating $1.1 million.

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

      We incurred approximately $200,000 in defense costs in 2002. No additional costs have been incurred in 2004 and 2003. Notice of the commencement of this action has been given to our directors and officers liability insurance carriers. Our directors and officers liability insurance carriers are funding the additional costs of defending this action, subject to the carriers' reservation of rights.

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

      WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in our business. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business. For the year ended December 31, 2003 and the three months ended March 31, 2004, no one customer accounted for more than 10% of our revenues. Amounts due from two customers represented approximately 17% and 13%, respectively, of the accounts receivable balance as of March 31, 2004.

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

      OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS ASSOCIATED WITH OPERATING IN FOREIGN MARKETS, INCLUDING FLUCTUATIONS IN CURRENCY EXCHANGE RATES, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION. Sales outside the U.S. represented approximately 82% and 93% of total sales for the year ended December 31, 2003 and three months ended March 31, 2004, respectively. Because we derive a substantial portion of our business outside the United States, we are subject to certain risks associated with operating in foreign markets including the following:

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

Market Risk

      We are exposed to market risk primarily through short-term investments and an overdraft facility. Our investment policy calls for investment in short-term, low risk instruments. As of March 31, 2004, short-term investments (principally U.S. Treasury bills and money-market accounts) were $2.8 million and borrowing under the overdraft facility amounted to $404,000. Due to the nature of the short-term investments and the amount of the overdraft facility, any change in rates would not have a material impact on our financial condition or results of operations.


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

      There has not been any change in the Company's internal controls over financial reporting during the period to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

      The Company incurred approximately $200,000 in defense costs in 2002. No additional costs have been incurred in 2004 and 2003. Notice of the commencement of this action has been given to the Company's directors and officers liability insurance carriers. The Company's directors and officers liability insurance carriers are funding the additional costs of defending this action, subject to the carriers' reservation of rights.

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

(b) Report on Form 8-K

Form 8-K dated March 26, 2004, reporting of the Registrant's results of operations for the fourth quarter of 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PUBLICARD, INC.
                                                   (Registrant)


Date: May 14, 2004                                 /s/ Antonio L. DeLise
                                                   ---------------------
                                                   Antonio L. DeLise, President,
                                                   Chief Executive Officer,
                                                   Chief Financial Officer