Form 10-Q
period 2004-06-30
PUBLICARD INC
filed 2004-08-13
CIK 81050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q

          (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ___.

                         COMMISSION FILE NUMBER 0-29794

                                 PUBLICARD, INC.
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                           23-0991870
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

ONE ROCKEFELLER PLAZA, 14TH FLOOR, NEW YORK, NY                    10020
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

YES |X|   No |_|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES |_|   No |X|.

 Number of shares of Common Stock outstanding as of August 13, 2004: 24,690,902

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                       JUNE 30, 2004 AND DECEMBER 31, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         JUNE 30,
                                     ASSETS                                                2004      DECEMBER 31,
                                                                                        (unaudited)      2003
                                                                                         ---------    ---------
Current assets:
     Cash, including short-term investments of $2,606 and $3,501 in 2004
          and 2003, respectively                                                          $   2,794    $   3,580
     Trade receivables, less allowance for doubtful accounts of $89 and $115
          in 2004 and 2003, respectively                                                      1,031        1,133
     Inventories                                                                                657          635
     Prepaid insurance and other                                                                461          440
                                                                                          ---------    ---------
          Total current assets                                                                4,943        5,788
                                                                                          ---------    ---------
Equipment and leasehold improvements, net                                                       162          191
Goodwill and intangibles                                                                        802          822
Other assets                                                                                    498          598
                                                                                          ---------    ---------
                                                                                          $   6,405    $   7,399
                                                                                          =========    =========
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Trade accounts payable and overdraft                                                 $   1,571    $   1,569
     Accrued liabilities                                                                      6,303        5,206
                                                                                          ---------    ---------
          Total current liabilities                                                           7,874        6,775
Other non-current liabilities                                                                 2,747        3,552
                                                                                          ---------    ---------
          Total liabilities                                                                  10,621       10,327
                                                                                          ---------    ---------
Commitments and contingencies (Note 4)

Shareholders' deficit:
     Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized; 565
          shares issued and outstanding as of June 30, 2004 and December 31, 2003             2,825        2,825
     Common shares, $0.10 par value: 40,000,000 shares authorized; 24,690,902
          shares issued and outstanding as of June 30, 2004 and December 31, 2003             2,469        2,469
     Additional paid-in capital                                                             108,119      108,119
     Accumulated deficit                                                                   (114,903)    (113,617)
     Other comprehensive loss                                                                (2,726)      (2,724)
                                                                                          ---------    ---------
          Total shareholders' deficit                                                        (4,216)      (2,928)
                                                                                          ---------    ---------
                                                                                          $   6,405    $   7,399
                                                                                          =========    =========

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                                    ------------------              ----------------
                                                  2004             2003           2004            2003
                                               ------------    ------------    ------------    ------------
Revenues                                       $      1,028    $      1,193    $      1,856    $      2,606

Cost of revenues                                        480             612             886           1,231
                                               ------------    ------------    ------------    ------------
     Gross margin                                       548             581             970           1,375
                                               ------------    ------------    ------------    ------------

Operating expenses:
     General and administrative                         609             687           1,272           1,391
     Sales and marketing                                406             523             825           1,005
     Product development                                171             156             349             245
     Amortization of intangibles                         10              10              20              20
                                               ------------    ------------    ------------    ------------
                                                      1,196           1,376           2,466           2,661
                                               ------------    ------------    ------------    ------------
     Loss from operations                              (648)           (795)         (1,496)         (1,286)
                                               ------------    ------------    ------------    ------------

Other income (expenses):
     Interest income                                      6               4              12               7
     Interest expense                                    (6)             (2)            (10)             (5)
     Cost of pensions - non-operating                  (130)           (225)           (264)           (442)
     Gain on insurance recoveries                        --              --             477           1,707
     Other income (expenses), net                        (5)             89              (5)             90
                                               ------------    ------------    ------------    ------------
                                                       (135)           (134)            210           1,357
                                               ------------    ------------    ------------    ------------

Net (loss) income                              $       (783)   $       (929)   $     (1,286)   $         71
                                               ============    ============    ============    ============


Basic and diluted (loss) earnings per common   $       (.03)   $       (.04)   $       (.05)   $         --
                                               ============    ============    ============    ============
share

Weighted average common shares outstanding
      Basic                                      24,690,902      24,440,902      24,690,902      24,369,473
                                               ============    ============    ============    ============
      Diluted                                    24,690,902      26,103,402      24,690,902      26,103,402
                                               ============    ============    ============    ============

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                               Common Shares
                             Class A      ----------------------   Additional                   Other         Total
                            Preferred      Shares                   Paid-in     Accumulated   Comprehensive Shareholders'
                              Stock        Issued       Amount      Capital      Deficit         Loss        Deficit
                            ----------    ----------   ----------   ----------   ----------    ----------    ----------
Balance - January 1, 2004   $    2,825    24,690,902   $    2,469   $  108,119   $ (113,617)   $   (2,724)   $   (2,928)

Comprehensive loss:
 Net loss                           --            --           --           --       (1,286)           --        (1,286)

 Foreign currency
    translation
    adjustment                      --            --           --           --           --            (2)           (2)
                            ----------    ----------   ----------   ----------   ----------    ----------    ----------
    Comprehensive loss                                                                                           (1,288)

Balance - June 30, 2004     $    2,825    24,690,902   $    2,469   $  108,119   $ (114,903)   $   (2,726)   $   (4,216)
                            ==========    ==========   ==========   ==========   ==========    ==========    ==========

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     2004      2003
                                                                   -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                              (1,286)   $    71
     Adjustments to reconcile net (loss) income to net
         cash used in operating activities:
          Gain on insurance recoveries                                (477)    (1,707)
          Loss on disposal of fixed assets                               5         --
          Amortization of intangibles                                   20         20
          Depreciation and amortization                                 68         83
          Changes in assets and liabilities:
             Trade receivables                                         111       (170)
             Inventories                                               (17)       264
             Prepaid insurance and other current assets                (21)       131
             Other assets                                              100         --
             Trade accounts payable and overdraft                       (7)      (147)
             Accrued liabilities                                     1,088         18
             Other non-current liabilities                            (805)       271
                                                                   -------    -------
                     Net cash used in operating activities          (1,221)    (1,166)
                                                                   -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                              (38)       (11)
     Proceeds from insurance recoveries                                477      1,707
     Other                                                              (5)        20
                                                                   -------    -------
                     Net cash provided by investing activities         434      1,716
                                                                   -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES                                    --         --
                                                                   -------    -------

Effect of exchange rate changes on cash and cash equivalents             1          1
                                                                   -------    -------

Net (decrease) increase in cash                                       (786)       551
Cash - beginning of period                                           3,580      1,290
                                                                   -------    -------
Cash - end of period                                               $ 2,794    $ 1,841
                                                                   =======    =======
Cash paid for interest                                             $    10    $     5
                                                                   =======    =======

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND LIQUIDITY AND GOING CONCERN CONSIDERATIONS

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

      At present, PubliCARD's sole operating activities are conducted through its Infineer Ltd. subsidiary ("Infineer"), which designs smart card solutions for educational and corporate sites. The Company's future plans revolve around a potential acquisition strategy that would focus on businesses in areas outside the high technology sector while continuing to support the expansion of the Infineer business. However, the Company will not be able to implement such plans unless it is successful in obtaining funding and resolving a pension issue (see below), as to which no assurance can be given.

LIQUIDITY AND GOING CONCERN CONSIDERATIONS

      These unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $2.8 million at June 30, 2004. The Company also had a working capital deficiency of $2.9 million and an accumulated deficit of $114.9 million at June 30, 2004.

      If the distress termination of the Company's defined benefit pension plan for which the Company has applied is completed (see Note 3), as to which no assurance can be given, the Company's 2003 and 2004 funding requirements to the plan could be eliminated, in which case management believes that existing cash and short term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2004. However, additional capital will be necessary in order to operate beyond December 2004 and to fund the current business plan and other obligations. While the Company is considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will eliminate the 2003 or 2004 funding requirements for the defined benefit pension plan or be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it is not likely to be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which would have a material adverse effect on its business and results of operations and is likely to lead the Company to seek bankruptcy protection. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors' reports on the Company's Consolidated Financial Statements for the years ended December 31, 2003 and 2002 contained emphasis paragraphs concerning substantial doubt about the Company's ability to continue as a going concern.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of PubliCARD and its wholly-owned subsidiaries. All intercompany transactions are eliminated in consolidation.

BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of June 30, 2004 and the results of their operations and cash flows for the three and six months ended June 30, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

EARNINGS (LOSS) PER COMMON SHARE

      Basic net income (loss) per common share is based on net income (loss) divided by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options and convertible preferred stock at the later of the beginning of the year or date of issuance. For the three and six months ended June 30, 2004, diluted net income (loss) per share was the same as basic net income (loss) per share since the effect of stock options and convertible preferred stock were antidilutive.

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

INVENTORIES

      Inventories are stated at lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. Inventories as of June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

                                                              2004          2003
                                                              ----          ----
Raw materials and work-in-process                             $425          $486
Finished goods                                                 232           149
                                                              ----          ----
                                                              $657          $635
                                                              ====          ====

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

      The Company determines the fair value of its sole reporting unit primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relies primarily on the implied fair value using a multiple of revenues for several entities with comparable operations and economic characteristics. Significant assumptions used in the discounted cash valuation included estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor. The Company performs its annual goodwill impairment test during the fourth quarter absent any interim impairment indicators. The carrying value of goodwill as of June 30, 2004 and December 31, 2003 was $782,000.

      Intangible assets consist of completed technology identified as of the Infineer acquisition date and are amortized over a five year life. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the net realizable of the asset. The gross carrying amount and accumulated amortization of intangible assets at June 30, 2004 and December 31, 2003 was as follows (in thousands):

                                                      2004             2003
                                                      -------           -------
Gross carrying amount                                 $ 1,881           $ 1,881
Accumulated amortization                               (1,861)           (1,841)
                                                      -------           -------
                                                      $    20           $    40
                                                      =======           =======

      Amortization of intangibles was $20,000 for both the six months ended June 30, 2004 and 2003. The estimated annual amortization expense for intangibles is $40,000 for 2004.

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

      At June 30, 2004, the Company had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans is equal to the market price of the Company's common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company's net (loss) income and (loss) income per share for the three and six months ended June 30, 2004 and 2003 would have been as follows (in thousands except per share data):

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        ------------------       ----------------
                                                            JUNE 30,                JUNE 30,
                                                            --------                --------
                                                       2004        2003         2004         2003
                                                    ---------    ---------    ---------    ---------
Net (loss) income, as reported                      $    (783)   $    (929)   $  (1,286)   $      71
Deduct: Total stock-based compensation expense
        determined under fair value based  method         (30)        (121)         (60)        (243)
                                                    ---------    ---------    ---------    ---------
Pro forma net loss                                  $    (813)   $  (1,050)   $  (1,346)   $    (172)
                                                    =========    =========    =========    =========
Basic (loss) earnings per share:
    As reported                                     $    (.03)   $    (.04)   $    (.05)   $      --
                                                    =========    =========    =========    =========
    Pro forma                                       $    (.03)   $    (.04)   $    (.05)   $    (.01)
                                                    =========    =========    =========    =========
Diluted (loss) earnings per share:
    As reported                                     $    (.03)   $    (.04)   $    (.05)   $      --
                                                    =========    =========    =========    =========
    Pro forma                                       $    (.03)   $    (.04)   $    (.05)   $    (.01)
                                                    =========    =========    =========    =========

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

NOTE  2 - SEGMENT DATA

      The Company's sole operating activities involve the deployment of smart card solutions for educational and corporate sites. As such, the Company reports as a single segment. Sales by geographical areas for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):


                                          THREE MONTHS ENDED  SIX MONTHS ENDED
                                                JUNE 30           JUNE 30,
                                            2004     2003     2004      2003
                                           ------   ------    ------   ------
United States                              $  111   $  326    $  171   $  554
Europe                                        816      761     1,525    1,853
Rest of world                                 101      106       160      199
                                           ------   ------    ------   ------
                                           $1,028   $1,193    $1,856   $2,606
                                           ======   ======    ======   ======

      The Company has operations in the United States and United Kingdom Identifiable tangible assets by country as of June 30, 2004 and December 31, 2003 are as follows (in thousands):

                                                        2004               2003
                                                       ------             ------
United States                                          $3,777             $4,542
United Kingdom                                          1,826              2,035
                                                       ------             ------
                                                       $5,603             $6,577
                                                       ======             ======

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

      In January 2003, the Company filed a notice with the Pension Benefit Guaranty Corporation (the "PBGC") seeking a "distress termination" of the Plan. If the PBGC determines that the Company meets one of the tests for such a termination, the Plan will terminate and the PBGC will become responsible for meeting future retirement obligations of participants (within certain limitations). The Company would be liable to the PBGC for the amount of the unfunded guaranteed benefit obligation. The Company believes that on a termination basis, the Plan's liabilities could exceed the value of its assets by in excess of $7.5 million. In addition, the Company did not make the required quarterly contributions during 2003 and 2004 which aggregate approximately $2.6 million through July 15, 2004. The Company has initiated discussions with the PBGC concerning the termination of the Plan and its obligation to the PBGC if the Plan is terminated (including the timing of its repayment obligation). If the Plan is not terminated, the Company would be obligated to make minimum contributions of approximately $3.9 million in 2004, which includes the 2003 funding deficiency. It is not possible to predict the outcome of such discussions.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Cost of retirement benefits - non-operating of $264,000 and $442,000 for the six months ended June 30, 2004 and 2003, respectively, includes the net periodic pension cost and other Plan related expenses. The components of the net periodic pension cost for the six months ended June 30, 2004 and 2003 were as follows (in thousands):
                                                            2004           2003
                                                            -----         -----
Interest cost                                               $ 232         $ 266
Expected return on plan assets                                (58)         (109)
Amortization of transition obligation                          --           146
Amortization of net (gain) loss                                56            41
                                                            -----         -----
 Net periodic pension cost                                  $ 230         $ 344
                                                            =====         =====

      The unrecognized transition obligation was zero at December 31, 2003 and, accordingly, there will be no further amortization expense related to this component of net periodic pension cost.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

      In February 2004, the Company entered into a binding agreement to assign to a third party certain insurance claims against a group of historic insurers. In July 2004, the assignment was supplemented to include several additional insurers. The claims involve several historic general liability policies of insurance issued to the Company. As a result of the assignment, after allowance for associated expenses and offsetting adjustments, the Company received net proceeds of approximately $477,000 in May 2004 and expects to receive an additional $170,000 in October 2004. The Company recognized a gain of $477,000 in the first quarter of 2004 and will record further income of $170,000 in the third quarter of 2004.

      The Company is also in discussions with other insurance markets regarding the status of certain policies of insurance. It cannot be determined whether any additional amounts may be recovered from these other insurers nor can the timing of any such additional recoveries be determined.

LEASES

      The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next five years. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year aggregates approximately $1.0 million.

NOTE  5- COMPREHENSIVE LOSS

      Comprehensive (loss) income for the Company includes foreign currency translation adjustments, as well as the net (loss) income reported in the Company's Condensed Consolidated Statements of Operations. Comprehensive (loss) income for the three and six months ended June 30, 2004 and 2003 was as follows (in thousands):

                                            THREE MONTHS ENDED   SIX MONTHS  ENDED
                                                JUNE 30,               JUNE 30,
                                            2004       2003       2004         2003
                                           -------    -------    -------    -------
Net (loss) income                          $  (783)   $  (929)   $(1,286)   $    71
Foreign currency translation adjustments
                                                --          9         (2)         8
                                           -------    -------    -------    -------
Comprehensive (loss) income                $  (783)   $  (920)   $(1,288)   $    79
                                           =======    =======    =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Form 10-Q contain forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of PubliCARD preceded by, followed by or that include forward-looking words or phrases, including "believes," "expects," "anticipates," "estimates," "may," "should," "would," "could," "intends," "plans" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. You should understand that the possible consequences of events described under such statements made under "Factors That May Affect Future Results" and elsewhere in this document could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements.

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

      At present, PubliCARD's sole operating activities are conducted through its Infineer subsidiary, which designs smart card solutions for educational and corporate sites. The Company's future plans revolve around a potential acquisition strategy that would focus on businesses in areas outside the high technology sector while continuing to support the expansion of the Infineer business. However, the Company will not be able to implement such plans unless it is successful in obtaining additional funding and resolving a pension issue (see Liquidity section below), as to which no assurance can be given.

      PubliCARD's financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Unaudited Condensed Consolidated Financial Statements, the Company has incurred operating losses, has a working capital deficiency and requires additional capital to meet its obligations and accomplish the Company's business plan, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company's failure to obtain funding or inability to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

      REVENUES. Revenues are generated from product sales, technology and software license fees, installation and maintenance contracts. Consolidated revenues decreased to $1.0 million in 2004 compared to $1.2 million for 2003. The decrease in revenues was mainly attributable to a $215,000 decline in sales to distribution partners located in the United States. The 2003 revenues included $197,000 of sales to a customer in the U.S. relating to a magnetic stripe product that was phased-out in 2003.

      COST OF REVENUES. Cost of revenues consists primarily of material, personnel costs and overhead. Gross margin, as a percentage of net sales, was 53% in 2004 and 49% in 2003.

      SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel and travel costs, public relations, trade shows and marketing materials. Sales and marketing expenses were $406,000 in 2004 compared to $523,000 in 2003. The decrease is primarily attributable to a $90,000 reduction in salaries, employee business expense and employee termination expense resulting from headcount reductions.

      PRODUCT DEVELOPMENT EXPENSES. Product development expenses include costs associated with the development of new products and enhancements to existing products. Product development expenses consist primarily of personnel and travel costs and contract engineering services. Product development expenses amounted to $171,000 in 2004 compared to $156,000 in 2003.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance and accounting, human resources, risk management and legal. General and administrative expenses were $609,000 in 2004 compared to $687,000 in 2003. The decrease in expenses is mainly attributable to a decline in corporate legal and employee benefit costs.

      AMORTIZATION OF INTANGIBLES. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective January 1, 2002, goodwill is no longer amortized. Goodwill and other intangibles will be subject to an annual review for impairment or earlier if circumstances or events indicate that impairment has occurred. This may result in future write-downs or the write-off of such assets. Amortization of intangibles relates to the continuing amortization of definite life intangibles. Amortization expense was $10,000 in both 2004 and 2003.

      OTHER INCOME AND EXPENSE. Cost of pensions, which represents amounts related to discontinued product lines and related plant closings in prior years, principally relates to pension expense associated with the Company's frozen defined benefit pension plan. The original unrecognized transition obligation was fully amortized at December 31, 2003. As such, beginning in 2004 there will be no further amortization expense related to this component of net periodic pension cost. Cost of pensions therefore declined from $225,000 in 2003 to $130,000 in 2004.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

      REVENUES. Consolidated revenues decreased to $1.9 million in 2004 compared to $2.6 million for 2003. As a result of several customer implementation and procurement delays, direct sales in the United Kingdom declined by over $300,000 versus the prior year. Also, sales to distribution partners located in the U.S. declined by $383,000 in 2004 as compared to 2003. The 2003 revenues included $250,000 of sales to a customer in the U.S. relating to a magnetic stripe product that was phased-out.

      COST OF REVENUES. Gross margin, as a percentage of net sales, decline slightly to 52% in 2004 compared to 53% in 2003.

      SALES AND MARKETING EXPENSES. Sales and marketing expenses were $825,000 in 2004 compared to $1.0 million in 2003. The decrease is primarily attributable to a $148,000 reduction in salaries, employee business expense and employee termination expense resulting from headcount reductions. Also, the 2004 expenses reflect a reimbursement of $47,000 of marketing costs under a grant with a government agency in Northern Ireland.

      PRODUCT DEVELOPMENT EXPENSES. Product development expenses amounted to $349,000 in 2004 compared to $245,000 in 2003. The 2003 expenses included a $60,000 reimbursement of certain development costs under a grant with a government agency in Northern Ireland. This reimbursement coupled with a $25,000 increase in wages and employee business expense primarily accounted for the increase in product development expense.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2004 decreased to $1.3 million from $1.4 million for 2003. The decrease in expenses is mainly attributable to a decline in corporate legal, consulting and public reporting costs.

      AMORTIZATION OF GOODWILL AND INTANGIBLES. Amortization expense associated with definite lived intangible assets was $20,000 in both 2004 and 2003.

      OTHER INCOME AND EXPENSE. Cost of pensions declined from $442,000 in 2003 to $264,000 in 2004. The decrease is attributable to the cessation of the amortization of the transition obligation component of net period pension expense effective December 31, 2003.

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

LIQUIDITY

      The Company has financed its operations over the last several years primarily through funds received from the sale of a non-core businesses in 2000 and insurance recoveries in 2003 and 2004. For the six months ended June 30, 2004, cash, including short-term investments, decreased by $786,000 to $2.8 million as of June 30, 2004.

      Operating activities utilized cash of $1.2 million in 2004 and principally consisted of the net loss of $1.3 million plus a gain on insurance recoveries of $477,000 offset by depreciation and amortization of $88,000 and a reduction in assets and liabilities of $449,000.

      Investing activities for the six months ended June 30, 2004 principally consisted of cash received from insurance recoveries of $477,000 offset by capital expenditures of $38,000.

    The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow in 2004 and beyond. In addition to funding operating and capital requirements and corporate overhead, future uses of cash include the following:

o The Company sponsors a defined benefit pension plan, which was frozen in 1993. As of December 31, 2003, the actuarial present value of accrued liabilities exceeded the plan assets by approximately $6.9 million (determined on an ongoing basis). If the plan is continued, the required contribution to the plan is approximately $3.9 million in 2004. Absent some action by the Company, the annual contribution requirements beyond 2004 would continue to be significant. In view of its financial condition, in January 2003, the Company filed a notice with the PBGC seeking a "distress termination" of the Plan. If the PBGC determines that the Company meets one of the tests for such a termination, the Plan will terminate and the PBGC will become responsible for meeting future retirement obligations to participants (within certain limitations). The Company would be liable to the PBGC for the amount of the unfunded guaranteed benefit obligation. The Company believes that on a termination basis, the Plan's liabilities could exceed the value of its assets by in excess of $7.5 million. In addition, the Company did not make the required contributions during 2003 and 2004 which aggregate approximately $2.6 million through July 15, 2004. The Company has initiated discussions with the PBGC concerning the termination of the Plan and its repayment obligation to the PBGC if the Plan is terminated (including the timing of its repayment obligation). It is not possible to predict the outcome of such discussions.

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

o The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next five years. Minimum future payments for operating leases having initial or remaining non-cancelable terms in excess of one year aggregates approximately $1.0 million.

      The Company will need to raise additional capital that may not be available to it. If the distress termination of the Company's defined benefit pension plan for which the Company has applied is completed (see Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements), the Company's 2003 and 2004 funding requirements to the plan could be eliminated, in which case management believes that existing cash and short-term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2004. However, additional capital will be necessary in order to operate beyond December 2004 and to fund the current business plan and other obligations. While the Company is considering various funding alternatives, it has not secured or entered into any arrangements to obtain additional capital. There can be no assurance that the Company will be able to eliminate the 2003 or 2004 funding requirements for the defined benefit pension plan or be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations, it is not likely to be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which would have a material adverse effect on its business and results of operations.

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

      If the Company's liquidity does not improve, it may be unable to continue as a going concern and is likely to seek bankruptcy protection. Such an event may result in the Company's common and preferred stock being negatively affected or becoming worthless. The auditors' reports on the Company's Consolidated Financial Statements for the years ended December 31, 2003 and 2002 contained an emphasis paragraph concerning substantial doubt about the Company's ability to continue as a going concern.

CONTRACTUAL OBLIGATIONS

      The following is a summary of the Company's commitments as of June 30, 2004 (in thousands):

                                                                        PAYMENTS DUE BY  PERIOD
                                                                        -----------------------
                                                     LESS THAN     1 TO 3       3 TO 5     MORE THAN
                                          TOTAL       1 YEAR       YEARS        YEARS        5 YEARS
                                         ------       ------       ------       ------       ------
Operating lease obligations              $1,018       $  350       $  550       $  118       $   --
Other long-term liabilities:
    Pension liability and other
    retiree benefits                      7,336        4,882        2,380           60           14
    Other long-term obligations             262           --          262           --           --
                                         ------       ------       ------       ------       ------
      Total                              $8,616       $5,232       $3,192       $  178       $   14
                                         ======       ======       ======       ======       ======

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

      WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, WE HAVE ONGOING FUNDING OBLIGATIONS AND WE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US, ALL OF WHICH COULD LEAD US TO SEEK BANKRUPTCY PROTECTION. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 2001, 2002, 2003 and the six months ended June 30, 2004 of approximately $17.2 million, $8.3 million, $1.6 million and $1.3 million, respectively. In addition, we experienced negative cash flow from operating activities of $12.7 million, $5.1 million, $2.2 million and $1.2 million in 2001, 2002, 2003 and the six months ended June 30, 2004 respectively, and have a working capital deficiency of $2.9 million as of June 30, 2004.

      We sponsor a defined benefit pension plan which was frozen in 1993. As of December 31, 2003, the present value of the accrued liabilities of our plan exceeded its assets by approximately $6.9 million. (determined on an ongoing basis). If the Plan is continued, the required contribution to the Plan is approximately $3.9 million for 2004 and we will be obligated to make continued contributions in future years which, absent some action by us, we expect that the annual contribution requirements beyond 2004 will continue to be significant. Future contribution levels depend in large measure on the mortality rate of plan participants, the discount rate required, and the expected return on the plan assets. In April 2002, we failed to make the required quarterly contribution to the Plan due April 15, 2002, in the amount of $253,000. We made this contribution on June 11, 2002 and quarterly contributions of $253,000 were made on a timely basis in July 2002 and October 2002. In view of our financial condition, in January 2003, we filed a notice with the PBGC seeking a "distress termination" of the Plan and did not make the contributions due to the Plan during 2003 and 2004 which aggregate approximately $2.6 million through July 15, 2004. If the PBGC determines that we meet one of the tests for such termination, the Plan will terminate and the PBGC will become responsible for meeting future retirement obligations to participants (within certain limitations). We would be liable to the PBGC for the amount of the unfunded benefit obligation. We believe that, on a termination basis, the Plan's liabilities could exceed the value of its assets by in excess of $7.5 million. We have initiated discussions with the PBGC concerning the termination of the Plan and our repayment obligation to the PBGC if the Plan is terminated (including the timing of our repayment obligation). It is not possible to predict the outcome of such discussions.

      We and certain current and former officers are defendants in a lawsuit alleging, among other things, misrepresentation and securities fraud. We believe that we have meritorious defenses to the allegations and intend to defend ourselves vigorously. The cost of defending against this action could be significant, and if the Company is not successful in defending itself, the Company may be required to pay the plaintiff's damages, which could have a material adverse effect on the Company's business and operations. See "We are unable to predict the extent to which the resolution of lawsuits pending against us could adversely affect our business". In addition, we have future non-cancelable operating lease obligations for office space, vehicles and office equipment aggregating $1.0 million.

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

      WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in our business. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business. For the year ended December 31, 2003 and the six months ended June 30, 2004, no one customer accounted for more than 10% of our revenues. Amounts due from three customers represented approximately 14%, 13% and 12%, respectively, of the accounts receivable balance as of June 30, 2004.

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

      OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS ASSOCIATED WITH OPERATING IN FOREIGN MARKETS, INCLUDING FLUCTUATIONS IN CURRENCY EXCHANGE RATES, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION. Sales outside the U.S. represented approximately 82% and 91% of total sales for the year ended December 31, 2003 and six months ended June 30, 2004, respectively. Because we derive a substantial portion of our business outside the United States, we are subject to certain risks associated with operating in foreign markets including the following:

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

Market Risk

      We are exposed to market risk primarily through short-term investments and an overdraft facility. Our investment policy calls for investment in short-term, low risk instruments. As of June 30, 2004, short-term investments (principally U.S. Treasury bills and money-market accounts) were $2.6 million and borrowing under the overdraft facility amounted to $470,000. Due to the nature of the short-term investments and the amount of the overdraft facility, any change in rates would not have a material impact on our financial condition or results of operations.

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

(b) Report on Form 8-K

Form 8-K dated May 14, 2004, reporting of the Registrant's results of operations for the first quarter of 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PUBLICARD, INC.
                                     (Registrant)


Date: August 13, 2004                /s/ Antonio L. DeLise
                                     -----------------------------
                                     Antonio L. DeLise, President,
                                     Chief Executive Officer,
                                     Chief Financial Officer