Form 10-Q
period 2004-09-30
PUBLICARD INC
filed 2004-11-12
CIK 81050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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


Number of shares of Common Stock outstanding as of November 12, 2004: 24,690,902

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           SEPTEMBER  30,     DECEMBER 31,
                                                                                                2004              2003
                                                                                              ---------        ---------
                                                                                             (unaudited)
                                          ASSETS
Current assets:
     Cash, including short-term investments of $2,102 and $3,501 in 2004
          and 2003, respectively                                                              $   2,342        $   3,580
     Trade receivables, less allowance for doubtful accounts of $89 and $115
          in 2004 and 2003, respectively                                                          1,136            1,133
     Inventories                                                                                    589              635
     Prepaid insurance and other                                                                    561              440
                                                                                              ---------        ---------
          Total current assets                                                                    4,628            5,788
                                                                                              ---------        ---------

Equipment and leasehold improvements, net                                                           146              191
Goodwill and intangibles                                                                            792              822
Other assets                                                                                        446              598
                                                                                              ---------        ---------
                                                                                              $   6,012        $   7,399
                                                                                              =========        =========

                          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Trade accounts payable and overdraft                                                     $   1,213        $   1,569
     Accrued liabilities                                                                          1,539            5,206
                                                                                              ---------        ---------
          Total current liabilities                                                               2,752            6,775

Note payable                                                                                      7,501               --
Other non-current liabilities                                                                       410            3,552
                                                                                              ---------        ---------

          Total liabilities                                                                      10,663           10,327
                                                                                              ---------        ---------

Commitments and contingencies (Note 4)

Shareholders' deficit:
     Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized; 565
          shares issued and outstanding as of September 30, 2004 and December 31, 2003            2,825            2,825
     Common shares, $0.10 par value: 40,000,000 shares authorized; 24,690,902
          shares issued and outstanding as of September 30, 2004 and December 31, 2003            2,469            2,469
     Additional paid-in capital                                                                 108,119          108,119
     Accumulated deficit                                                                       (117,985)        (113,617)

     Other comprehensive loss                                                                       (79)          (2,724)
                                                                                              ---------        ---------
          Total shareholders' deficit                                                            (4,651)          (2,928)
                                                                                              ---------        ---------
                                                                                              $   6,012        $   7,399
                                                                                              =========        =========

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,                          SEPTEMBER 30,
                                              --------------------------------        --------------------------------
                                                  2004                2003                2004               2003
                                              ------------        ------------        ------------        ------------
Revenues                                      $      1,260        $      1,417        $      3,116        $      4,023

Cost of revenues                                       530                 645               1,416               1,876
                                              ------------        ------------        ------------        ------------
     Gross margin                                      730                 772               1,700               2,147
                                              ------------        ------------        ------------        ------------

Operating expenses:
     General and administrative                        568                 676               1,840               2,067
     Sales and marketing                               365                 415               1,190               1,420
     Product development                               173                 169                 522                 414
     Amortization of intangibles                        10                  10                  30                  30
                                              ------------        ------------        ------------        ------------
                                                     1,116               1,270               3,582               3,931
                                              ------------        ------------        ------------        ------------
     Loss from operations                             (386)               (498)             (1,882)             (1,784)
                                              ------------        ------------        ------------        ------------

Other income (expenses):
     Interest income                                     6                   3                  18                  10
     Interest expense                                   (6)                 (3)                (16)                 (8)
     Cost of pensions - non-operating                 (132)               (255)               (396)               (697)
     Loss on pension settlement                     (2,739)                 --              (2,739)                 --
     Gain on insurance recoveries                      170                  (2)                647               1,705
     Other income (expenses), net                        5                   6                  --                  96
                                              ------------        ------------        ------------        ------------
                                                    (2,696)               (251)             (2,486)              1,106
                                              ------------        ------------        ------------        ------------

Net loss                                      $     (3,082)       $       (749)       $     (4,368)       $       (678)
                                              ============        ============        ============        ============

Basic and diluted loss per common share       $       (.12)       $       (.03)       $       (.18)       $       (.03)
                                              ============        ============        ============        ============

Basic and diluted weighted average              24,690,902          24,534,652          24,690,902          24,428,402
common shares outstanding                     ============        ============        ============        ============


The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                      Other       Total
                                  Class A     Common Shares             Additional                 Comprehen-     Share-
                                 Preferred       Shares                   Paid-in     Accumulated     sive        holders'
                                   Stock         Issued       Amount      Capital      Deficit        Loss        Deficit
                                  -------      ----------     ------     --------     ---------      -------      -------
Balance - January 1, 2004         $ 2,825      24,690,902     $2,469     $108,119     $(113,617)     $(2,724)     $(2,928)

Comprehensive income (loss):
 Net loss                              --              --         --           --        (4,368)          --       (4,368)
 Pension settlement                    --              --         --           --            --        2,649        2,649
 Foreign currency translation
    adjustment                         --              --         --           --            --           (4)          (4)
                                  -------      ----------     ------     --------     ---------      -------      -------
    Comprehensive loss                                                                                             (1,723)
                                                                                                                  -------

Balance - September 30, 2004      $ 2,825      24,690,902     $2,469     $108,119     $(117,985)     $   (79)     $(4,651)
                                  =======      ==========     ======     ========     =========      =======      =======


The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             2004         2003
                                                                                            -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                               $(4,368)     $  (678)
     Adjustments to reconcile net loss to net cash used
        in operating activities:
          Loss on pension settlement                                                          2,739           --
          Gain on insurance recoveries                                                         (647)      (1,705)
          Loss on disposal of fixed assets                                                       --           46
          Amortization of intangibles                                                            30           30
          Depreciation and amortization                                                          94          118
          Changes in assets and liabilities:
             Trade receivables                                                                   44         (544)
             Inventories                                                                         69          319
             Prepaid insurance and other current assets                                         230          211
             Trade accounts payable and overdraft                                              (271)         265
             Accrued liabilities                                                              1,029        1,663
             Other non-current liabilities                                                     (675)      (1,358)
                                                                                            -------      -------
                     Net cash used in operating activities                                   (1,726)      (1,633)
                                                                                            -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                       (49)         (11)
     Proceeds from insurance recoveries                                                         531        1,705
     Other                                                                                        5           40
                                                                                            -------      -------
                     Net cash provided by investing activities                                  487        1,734
                                                                                            -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES                                                             --           --
                                                                                            -------      -------

Effect of exchange rate changes on cash and cash equivalents                                      1           --
                                                                                            -------      -------

Net (decrease) increase in cash                                                              (1,238)         101
Cash - beginning of period                                                                    3,580        1,290
                                                                                            -------      -------
Cash - end of period                                                                        $ 2,342      $ 1,391
                                                                                            =======      =======

Cash paid for interest                                                                      $    16      $     8
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

LIQUIDITY AND GOING CONCERN CONSIDERATIONS
    These unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $2.3 million at September 30, 2004. The Company also had a shareholders' deficit of $4.7 million at September 30, 2004.

    The Company sponsored a defined benefit pension plan (the "Plan") that was frozen in 1993. In January 2003, the Company filed a notice with the Pension Benefit Guaranty Corporation (the "PBGC") seeking a "distress termination" of the Plan. In September 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan's trustee. See Note 3 for further information on the Plan termination. As a result of the Plan termination, the Company's 2003 and 2004 funding requirements due to the Plan amounting to $3.4 million through September 15, 2004 were eliminated. As such, management believes that existing cash and short term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through September 30, 2005. However, additional capital will be necessary in order to operate beyond September 30, 2005 and to fund the current business plan and other obligations. While the Company is considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it is not likely to be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which would have a material adverse effect on its business and results of operations and is likely to lead the Company to seek bankruptcy protection. These conditions raise

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors' reports on the Company's Consolidated Financial Statements for the years ended December 31, 2003 and 2002 contained emphasis paragraphs concerning substantial doubt about the Company's ability to continue as a going concern.

PRINCIPLES OF CONSOLIDATION
    The consolidated financial statements include the accounts of PubliCARD and its wholly-owned subsidiaries. All intercompany transactions are eliminated in consolidation.

BASIS OF PRESENTATION
    The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of September 30, 2004 and the results of their operations and cash flows for the three and nine months ended September 30, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

EARNINGS (LOSS) PER COMMON SHARE
    Basic net income (loss) per common share is based on net income (loss) divided by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options and convertible preferred stock at the later of the beginning of the year or date of issuance. For the three and nine months ended September 30, 2004 and 2003, diluted net income (loss) per share was the same as basic net income (loss) per share since the effect of stock options and convertible preferred stock were antidilutive.

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

INVENTORIES
    Inventories are stated at lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's production schedules, customer demand,

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

possible alternative uses and the ultimate realization of potentially excess inventory. Inventories as of September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

                                                  2004         2003
                                                  ----         ----

        Raw materials and work-in-process         $388         $486
        Finished goods                             201          149
                                                  ----         ----
                                                  $589         $635
                                                  ====         ====

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

    The Company determines the fair value of its sole reporting unit primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relies primarily on the implied fair value using a multiple of revenues for several entities with comparable operations and economic characteristics. Significant assumptions used in the discounted cash valuation included estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor. The Company performs its annual goodwill impairment test during the fourth quarter absent any interim impairment indicators. The carrying value of goodwill as of September 30, 2004 and December 31, 2003 was $782,000.

    Intangible assets consist of completed technology identified as of the Infineer acquisition date and are amortized over a five-year life. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the net realizable of the asset. The gross carrying amount and accumulated amortization of intangible assets at September 30, 2004 and December 31, 2003 was as follows (in thousands):

                                                         2004             2003
                                                       -------          -------

        Gross carrying amount                          $ 1,881          $ 1,881
        Accumulated amortization                        (1,871)          (1,841)
                                                       -------          -------
                                                       $    10          $    40
                                                       =======          =======

    Amortization of intangibles was $30,000 for both the nine months ended September 30, 2004 and 2003. The estimated annual amortization expense for intangibles is $40,000 for 2004.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    At September 30, 2004, the Company had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans is equal to the market price of the Company's common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company's net (loss) income and (loss) income per share for the three and nine months ended September 30, 2004 and 2003 would have been as follows (in thousands except per share data):

                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                             2004        2003        2004        2003
                                                           -------      -----      -------      -------
        Net loss, as reported                              $(3,082)     $(749)     $(4,368)     $  (678)
        Deduct: Total stock-based compensation expense
              determined under fair value based method         (35)      (122)         (95)        (367)
                                                           -------      -----      -------      -------
        Pro forma net loss                                 $(3,117)     $(871)     $(4,463)     $(1,045)
                                                           =======      =====      =======      =======

        Basic and diluted loss per share:
            As reported                                    $  (.12)     $(.03)     $  (.18)     $  (.03)
                                                           =======      =====      =======      =======
            Pro forma                                      $  (.13)     $(.04)     $  (.18)     $  (.04)
                                                           =======      =====      =======      =======

    The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

USE OF ESTIMATES
    The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventories and valuation of goodwill and intangibles to be critical policies due to the estimation processes involved. While all available information has been considered, actual amounts could differ from those reported.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
    The carrying amount of financial instruments, including cash and short-term investments, accounts receivable, accounts payable and accrued liabilities, approximates fair value. The fair value of long-term debt is estimated based on current rates which could be offered to the Company for debt of the same remaining maturity. The estimated fair value of the Company's long term debt as of September 30, 2004 was as follows (in thousands):

                                                CARRYING        FAIR
                                                 AMOUNT         VALUE
                                                -------         -----

      Long-term debt                            $ 7,501         $ 943

    Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and short-term investments and accounts receivable. The Company maintains all of its cash and short-term investments with high-credit quality financial institutions. The Company's customer base consists of businesses principally in Europe (with a concentration in the United Kingdom) and the United States. For the year ended December 31, 2003, no one customer accounted for more than 10% of revenues. For the nine months ended September 30, 2004, one customer accounted for 10% of revenues. Amounts due from this customer represented approximately 25% of the accounts receivable balance as of September 30, 2004.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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


NOTE 2 - SEGMENT DATA

    The Company's sole operating activities involve the deployment of smart card solutions for educational and corporate sites. As such, the Company reports as a single segment. Sales by geographical areas for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

                                                     THREE MONTHS             NINE MONTHS
                                                        ENDED                     ENDED
                                                     SEPTEMBER 30             SEPTEMBER 30,
                                                 -------------------       -------------------
                                                  2004         2003         2004         2003
                                                 ------       ------       ------       ------
             United States                       $  197       $  258       $  368       $  812
             Europe                               1,043        1,062        2,568        2,915
             Rest of world                           20           97          180          296
                                                 ------       ------       ------       ------
                                                 $1,260       $1,417       $3,116       $4,023
                                                 ======       ======       ======       ======


     The Company has operations in the United States and United Kingdom. Identifiable tangible assets by country as of September 30, 2004 and December 31, 2003 are as follows (in thousands):

                                                  2004         2003
                                                 -------      -------
             United States                       $ 3,375      $ 4,542
             United Kingdom                        1,845        2,035
                                                 -------      -------
                                                 $ 5,220      $ 6,577
                                                 =======      =======


NOTE 3 - UNDERFUNDED PENSION PLAN

    The Company sponsored a defined benefit pension plan that was frozen in 1993. In January 2003, the Company filed a notice with the PBGC seeking a "distress termination" of the Plan. Pursuant to the Agreement for Appointment of Trustee and Termination of Plan between the PBGC and the Company, effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan's trustee. As a result, the PBGC has assumed responsibility for paying the obligations to Plan participants. Under the terms of the Settlement Agreement, effective September 23, 2004, between the PBGC and the Company (the "Settlement Agreement"), the Company is liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing a non-interest bearing note (the "Note"), dated September 23, 2004, payable to the PBGC with a face amount of $7.5 million. A loss on the termination of the Plan of $2.7 million was recorded in the third quarter of 2004.

    Pursuant to the Security Agreement and Pledge Agreement, both dated September 23, 2004, the Note is secured by (a) all presently owned or hereafter acquired real or personal property and rights to property of the Company and (b) the common and preferred stock of Infineer and TecSec Incorporated ("TecSec") owned by the

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company. Infineer is a wholly-owned subsidiary of the Company. The Company has an approximately 5% ownership interest in TecSec, on a fully diluted basis.

    The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries (as defined below). Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). Net Recoveries, as defined in the Settlement Agreement, is the net cash proceeds received by the Company with respect to transactions consummated after March 31, 2003 from (a) the sale of the Company's interest in Infineer and TecSec and real property in Louisiana and (b) any recoveries from the Company's historic insurance program. As of September 30, 2004, Net Recoveries was approximately $3.2 million.

    In the event of default by the Company under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

    Cost of retirement benefits - non-operating of $396,000 and $697,000 for the nine months ended September 30, 2004 and 2003, respectively, includes the net periodic pension cost and other Plan related expenses. The components of the net periodic pension cost for the nine months ended September 30, 2004 and 2003 were as follows (in thousands):

                                                     2004              2003
                                                  ---------         ---------
    Interest cost                                 $     348         $     398
    Expected return on plan assets                      (87)             (122)
    Amortization of transition obligation                 -               220
    Amortization of net (gain) loss                      83                64
                                                  ---------         ---------
    Net periodic pension cost                     $     344         $     560
                                                  =========         =========

    The unrecognized transition obligation was zero at December 31, 2003 and, accordingly, there was no further amortization expense related to this component of net periodic pension cost in 2004. As a result of the termination of the Plan, net periodic pension cost will be zero prospectively.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

    In February 2004, the Company entered into a binding agreement to assign to a third party certain insurance claims against a group of historic insurers. In July 2004, the assignment was supplemented to include several additional insurers. The claims involve several historic general liability policies of insurance issued to the Company. As a result of the assignment, after allowance for associated expenses and offsetting adjustments, the Company received net proceeds of approximately $477,000 in May 2004 and an additional $170,000 in October 2004. The Company recognized a gain of $477,000 in the first quarter of 2004 and an additional gain of $170,000 in the third quarter of 2004.

    The Company is also in discussions with other insurance markets regarding the status of certain policies of insurance. It cannot be determined whether any additional amounts may be recovered from these other insurers nor can the timing of any such additional recoveries be determined.

LEASES
    The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next five years. Minimum payments for operating leases, having initial or remaining non-cancelable terms in excess of one year, aggregates approximately $921,000.

NOTE 5- COMPREHENSIVE LOSS

    Comprehensive (loss) income for the Company includes foreign currency translation adjustments, as well as the net (loss) income reported in the Company's Condensed Consolidated Statements of Operations. Comprehensive (loss) income for the three and nine months ended September 30, 2004 and 2003 was as follows (in thousands):

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                 2004           2003          2004           2003
                                               -------        -------        -------        -------
Net loss                                       $(3,082)       $  (749)       $(4,368)       $  (678)
Pension termination                              2,649             --          2,649             --
Foreign currency translation adjustments            (2)            --             (4)             8
                                               -------        -------        -------        -------
Comprehensive loss                             $  (435)       $  (749)       $(1,723)       $  (670)
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

    PubliCARD's financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Unaudited Condensed Consolidated Financial Statements, the Company has incurred operating losses and requires additional capital to meet its obligations and accomplish the Company's business plan, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company's failure to obtain funding or inability to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

    REVENUES. Revenues are generated from product sales, technology and software license fees, installation and maintenance contracts. Consolidated revenues decreased to $1.3 million in 2004 compared to $1.4 million for 2003. Foreign currency changes had the effect of increasing revenues by 10%. Excluding the impact of foreign currency changes, sales in 2004 decreased by 21% driven by a decline in shipments to distribution partners located outside of the United Kingdom.

    GROSS MARGIN. Cost of revenues consists primarily of material, personnel costs and overhead. Gross margin, as a percentage of net sales, was 58% in 2004 and 54% in 2003.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel and travel costs, public relations, trade shows and marketing materials. Sales and marketing expenses were $365,000 in 2004 compared to $415,000 in 2003. The 2003 results included $25,000 in employee termination expense.

    PRODUCT DEVELOPMENT EXPENSES. Product development expenses include costs associated with the development of new products and enhancements to existing products. Product development expenses consist primarily of personnel and travel costs and contract engineering services. Product development expenses amounted to $173,000 in 2004 compared to $169,000 in 2003.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance and accounting, human resources, risk management and legal. General and administrative expenses were $568,000 in 2004 compared to $676,000 in 2003. The decrease in expenses is mainly attributable to a decline in legal, insurance and other corporate costs.

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

    COST OF PENSIONS - NON-OPERATING. Cost of pensions, which represents amounts related to discontinued product lines and related plant closings in prior years, principally relates to pension expense associated with the Company's frozen defined benefit pension plan. The original unrecognized transition obligation was fully amortized at December 31, 2003. As such, beginning in 2004 there will be no further amortization expense related to this component of net periodic pension cost. Cost of pensions therefore declined from $255,000 in 2003 to $132,000 in 2004. As a result of the pension settlement (see below), cost of pensions - non-operating will be zero prospectively.

    LOSS ON PENSION SETTLEMENT. The Company sponsored a defined benefit pension plan that was frozen in 1993. In January 2003, the Company filed a notice with the PBGC seeking a "distress termination" of the Plan. Pursuant to the Agreement for Appointment of Trustee and Termination of Plan between the PBGC and the Company effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan's trustee. As a result, the PBGC has assumed responsibility for paying the obligations to Plan participants. Under the terms of the Settlement Agreement, the Company is liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing a non-interest bearing Note payable to the PBGC with a face amount of $7.5 million. A loss on the termination of the Plan of $2.7 million was recorded in the third quarter of 2004.

    Pursuant to the Security Agreement and Pledge Agreement, both dated September 23, 2004, the Note is secured by (a) all presently owned or hereafter acquired real or personal property and rights to property of the

Company and (b) the common and preferred stock of Infineer and TecSec Incorporated ("TecSec") owned by the Company. Infineer is a wholly-owned subsidiary of the Company. The Company has an approximately 5% ownership interest in TecSec, on a fully diluted basis.

    The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries (as defined below). Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). Net Recoveries, as defined in the Settlement Agreement, is the net cash proceeds received by the Company with respect to transactions consummated after March 31, 2003 from (a) the sale of the Company's interest in Infineer and TecSec and real property in Louisiana and (b) any recoveries from the Company's historic insurance program. As of September 30, 2004, Net Recoveries was approximately $3.2 million.

    In the event of default by the Company under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

    GAIN ON INSURANCE RECOVERIES. In February 2004, the Company entered into a binding agreement to assign to a third party certain insurance claims against a group of historic insurers. In July 2004, the assignment was supplemented to include several additional insurers. The claims involve several historic general liability policies of insurance issued to the Company. As a result of the assignment, after allowance for associated expenses and offsetting adjustments, the Company received net proceeds of approximately $477,000 in May 2004 and an additional $170,000 in October 2004. The Company recognized a gain of $477,000 in the first quarter of 2004 and an additional gain of $170,000 in the third quarter of 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

    REVENUES. Consolidated revenues decreased by 23% to $3.1 million in 2004 compared to $4.0 million for 2003. Foreign currency changes had the effect of increasing revenues by 8%. Excluding the impact of foreign currency changes, sales in 2004 decreased by 31%. Sales in each of the Company's three geographic areas suffered declines versus 2003. The revenue decline in Europe, principally in the United Kingdom, was caused by a decrease in new business booked through catering accounts. Also, shipments to distribution partners located in the U.S. declined by $444,000 in 2004 as compared to 2003. The 2003 revenues included $270,000 of sales to a customer in the U.S. relating to a magnetic stripe product that was phased-out.

    GROSS MARGIN. Gross margin, as a percentage of net sales, increased slightly to 55% in 2004 compared to 53% in 2003.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses were $1.2 million in 2004 compared to $1.4 million in 2003. The decrease is primarily attributable to a $150,000 reduction in salaries, employee business expense and employee termination expense resulting from headcount reductions. Also, the 2004 expenses reflect a reimbursement of $47,000 of marketing costs under a grant with a government agency in Northern Ireland.

    PRODUCT DEVELOPMENT EXPENSES. Product development expenses amounted to $522,000 in 2004 compared to $414,000 in 2003. The 2003 expenses included a $73,000 reimbursement of certain development costs under a grant with a government agency in Northern Ireland. This reimbursement coupled with a $44,000 increase in wages and third party engineering costs primarily accounted for the increase in product development expense.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2004 decreased to $1.8 million from $2.1 million for 2003. The decrease in expenses is mainly attributable to a decline in legal, consulting, public reporting costs, insurance and other corporate costs.

    AMORTIZATION OF GOODWILL AND INTANGIBLES. Amortization expense associated with definite lived intangible assets was $30,000 in both 2004 and 2003.

    COST OF PENSIONS - NON-OPERATING. Cost of pensions declined from $697,000 in 2003 to $396,000 in 2004. The decrease is primarily attributable to the cessation of the amortization of the transition obligation component of net period pension expense effective December 31, 2003.

    LOSS ON PENSION SETTLEMENT. A loss on the termination of the Plan of $2.7 million was recorded in the third quarter of 2004. See the discussion above for further information.

    GAIN ON INSURANCE RECOVERIES. In February and March 2003, the Company entered into two binding settlements with various historical insurers that resolve certain claims (including certain future claims) under policies of insurance issued to the Company by those insurers. As a result of the settlements, after allowance for associated expenses and offsetting adjustments, the Company received net proceeds of approximately $1.0 million in February 2003 and an additional $682,000 in April 2003. The Company recognized a gain from these settlements of $1.7 million in the first quarter of 2003. As discussed above, the 2004 results include a gain of $647,000 relating to the assignment to a third party of certain insurance claims against a group of historic insurers.

LIQUIDITY

    The Company has financed its operations over the last several years primarily through funds received from the sale of a non-core businesses in 2000 and insurance recoveries in 2003 and 2004. For the nine months ended September 30, 2004, cash, including short-term investments, decreased by $1.2 million to $2.3 million as of September 30, 2004.

    Operating activities utilized cash of $1.7 million in 2004 and principally consisted of the net loss of $4.4 million plus a gain on insurance recoveries of $647,000 offset by a loss on the pension settlement of $2.7 million, depreciation and amortization of $124,000 and a reduction in assets and liabilities of $426,000.

    Investing activities for the nine months ended September 30, 2004 principally consisted of cash received from insurance recoveries of $531,000 offset by capital expenditures of $49,000.

    The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow in 2004 and beyond. In addition to funding operating and capital requirements and corporate overhead, future uses of cash include the following:

    o The Company sponsors a defined benefit pension plan, which was frozen in 1993. In January 2003, the Company filed a notice with the PBGC seeking a "distress termination" of the Plan. Pursuant to the Agreement for Appointment of Trustee and Termination of Plan between the PBGC and the Company effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan's trustee. As a result, the PBGC has assumed responsibility for paying the obligations to Plan participants. Under the terms of the Settlement Agreement effective September 23, 2004 between the PBGC and the Company, the Company is liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing a non-interest bearing note dated September 23, 2004 payable to the PBGC with a face amount of $7.5 million.

        Pursuant to the Security Agreement and Pledge Agreement, both dated September 23, 2004, the Note is secured by (a) all presently owned or hereafter acquired real or personal property and rights to property of the Company and (b) the common and preferred stock of Infineer and TecSec owned by the Company. Infineer is a wholly-owned subsidiary of the Company. The Company has an approximately 5% ownership interest in TecSec, on a fully diluted basis.

        The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries. Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). As of September 30, 2004, Net Recoveries was approximately $3.2 million.

        In the event of default by the Company under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

    o On May 28, 2002, a lawsuit was filed against the Company in the Superior Court of the State of California, in the County of Los Angeles by Leonard M. Ross and affiliated entities alleging, among other things, misrepresentation and securities fraud. The lawsuit names the Company and four of its current and former executive officers and directors as the defendants. The plaintiffs seek monetary and punitive damages for alleged actions made by the defendants in order to induce the plaintiff to purchase, hold or refrain from selling PubliCARD common stock. The plaintiffs allege that the defendants made a series of material misrepresentations, misleading statements, omissions and concealments, specifically and directly to the plaintiffs concerning the nature, existence and status of contracts with certain purchasers, the nature and existence of investments in the Company by third parties, the nature and existence of business relationships and investments by the Company. The Company believes it has meritorious defenses to the allegations and intends to defend vigorously.

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

    o The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next five years. Minimum future payments for operating leases having initial or remaining non-cancelable terms in excess of one year aggregates approximately $921,000.

    The Company will need to raise additional capital that may not be available to it. As a result of the Plan termination discussed above, the Company's 2003 and 2004 funding requirements due to the Plan amounting to $3.4 million through September 15, 2004 were eliminated. As such, management believes that existing cash and short term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through September 30, 2005. However, additional capital will be necessary in order to operate beyond September 30, 2005 and to fund the current business plan and other obligations. While the Company is considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it is not likely to be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which would have a material adverse effect on its business and results of operations.

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

CONTRACTUAL OBLIGATIONS

    The following is a summary of the Company's commitments as of September 30, 2004 (in thousands):

                                                                   PAYMENTS DUE BY PERIOD
                                                                   ----------------------
                                                   LESS                                     MORE
                                                   THAN         1 TO 3       3 TO 5         THAN
                                       TOTAL       1 YEAR        YEARS        YEARS       5 YEARS
                                      ------       ------       ------       ------       ------
Operating lease obligations           $  921       $  339       $  500       $   82       $   --
Other long-term liabilities:
    Note payable to PBGC               7,501           --           --           --        7,501
    Other long-term obligations          410           30          312           60            8
                                      ------       ------       ------       ------       ------
      Total                           $8,832       $  369       $  812       $  142       $7,509
                                      ======       ======       ======       ======       ======

CRITICAL ACCOUNTING POLICIES

    The Company's significant accounting policies are more fully described in the Notes to the Company's Unaudited Condensed Consolidated Financial Statements included herein and the Notes to the Consolidated Financial Statements included the Company's Form 10-K for the year ended December 31, 2003. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventories and valuation of goodwill and intangibles to be critical policies due to the estimation processes involved.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS

     WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, WE HAVE ONGOING FUNDING OBLIGATIONS AND WE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US, ALL OF WHICH COULD LEAD US TO SEEK BANKRUPTCY PROTECTION. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 2001, 2002, 2003 and the nine months ended September 30, 2004 of approximately $17.2 million, $8.3 million, $1.6 million and $4.4 million, respectively. In addition, we experienced negative cash flow from operating activities of $12.7 million, $5.1 million, $2.2 million and $1.7 million in 2001, 2002, 2003 and the nine months ended September 30, 2004 respectively, and have a shareholders' deficit of $4.7 million as of September 30, 2004.

    We sponsor a defined benefit pension plan which was frozen in 1993. In January 2003, we filed a notice with the PBGC seeking a "distress termination" of the Plan. Pursuant to the Agreement for Appointment of Trustee and Termination of Plan between the PBGC and us effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan's trustee. As a result, the PBGC has assumed responsibility for paying the obligations to Plan participants. Under the terms of the Settlement Agreement effective September 23, 2004 between the PBGC and us, we are liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. We satisfied this liability by issuing a non-interest bearing note dated September 23, 2004 payable to the PBGC with a face amount of $7.5 million.

    Pursuant to the Security Agreement and Pledge Agreement, both dated September 23, 2004, the Note is secured by (a) all of our presently owned or hereafter acquired real or personal property and rights to property of and (b) the common and preferred stock of Infineer and TecSec we own. Infineer is a wholly-owned subsidiary of ours. We have an approximately 5% ownership interest in TecSec, on a fully diluted basis.

    The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after we have received a total of $4.0 million in Net Recoveries (as defined below). Thereafter, on each anniversary of the first payment, we are required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). As of September 30, 2004, Net Recoveries was approximately $3.2 million.

    In the event of our default under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

    We and certain current and former officers are defendants in a lawsuit alleging, among other things, misrepresentation and securities fraud. We believe that we have meritorious defenses to the allegations and intend to defend ourselves vigorously. The cost of defending against this action could be significant, and if the Company is not successful in defending itself, the Company may be required to pay the plaintiff's damages, which could have a material adverse effect on the Company's business and operations. See "We are unable to predict the extent to which the resolution of lawsuits pending against us could adversely affect our business". In addition, we have future non-cancelable operating lease obligations for office space, vehicles and office equipment aggregating $921,000.

    We will need to raise additional capital that may not be available to us. As a result of the Plan termination discussed above, our 2003 and 2004 funding requirements due to the Plan amounting to $3.4 million through September 15, 2004 were eliminated. As such, we believe that existing cash and short term investments may be sufficient to meet our operating and capital requirements at the currently anticipated levels through September 30, 2005. However, additional capital will be necessary in order to operate beyond September 30, 2005 and to fund the current business plan and other obligations. While we are actively considering various funding alternatives, no arrangement to obtain additional funding has been secured or entered into. There can be no assurance that we will be able to obtain additional funding, on acceptable terms or at all. If we cannot raise additional capital to continue at our present level of operations we may not be able to meet our obligations, take advantage of future acquisition opportunities or further develop or enhance our product offering, any of which could have a material adverse effect on our business and results of operations and could lead us to seek bankruptcy protection. The auditors' reports on the Company's Consolidated Financial Statements for the years ended December 31, 2001, 2002 and 2003 contained an emphasis paragraph concerning substantial doubt about the Company's ability to continue as a going concern.

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

    WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in our business. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business. For the year ended December 31, 2003, no one customer accounted for more than 10% of our revenues. For the nine months ended September 30, 2004, one customer accounted for 10% of revenues. Amounts due from this customer represented approximately 25% of the accounts receivable balance as of September 30, 2004.

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

    Our primary competition currently comes from companies offering closed environment solutions, including small value electronic cash systems and database management solutions, such as Moneybox (Girovend), MARS, Cunninghams, Uniware, Diebold and Schlumberger.

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

    OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS ASSOCIATED WITH OPERATING IN FOREIGN MARKETS, INCLUDING FLUCTUATIONS IN CURRENCY EXCHANGE RATES, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION. Our operations are located in the United Kingdom and sales to customers outside the U.S. represented approximately 82% and 88% of total sales for the year ended December 31, 2003 and nine months ended September 30, 2004, respectively. Because we derive a substantial portion of our business outside the United States, we are subject to certain risks associated with operating in foreign markets including the following:

    o   tariffs and other trade barriers;
    o   difficulties in staffing and managing foreign operations;
    o   currency exchange risks;
    o   export controls related to encryption technology;
    o   unexpected changes in regulatory requirements;
    o   changes in economic and political conditions;
    o seasonal reductions in business activities in the countries where our customers are located;
    o longer payment cycles and greater difficulty in accounts receivable collection;
    o   potentially adverse tax consequences; and
    o   burdens of complying with a variety of foreign laws.

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

    RECENTLY ENACTED AND PROPOSED REGULATORY CHANGES WILL CAUSE US TO INCUR INCREASED COSTS. Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. In particular, we expect to incur significant additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls. The compliance of these new rules could also result in continued diversion of management's time and attention, which could prove to be disruptive to business operations. Further, we may lose or may experience difficulty in attracting qualified directors and officers.

There can be no assurance that we will timely complete the management certification and auditor attestation requirements of Section 404 of Sarbanes-Oxley Act. Possible consequences of failure to complete such actions include sanction or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could harm our stock price and also have a material adverse effect on our cash flow and financial position.

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

Market Risk
    We are exposed to market risk primarily through short-term investments and an overdraft facility. Our investment policy calls for investment in short-term, low risk instruments. As of September 30, 2004, short-term investments (principally U.S. Treasury bills and money-market accounts) were $2.1 million and borrowing under the overdraft facility amounted to $344,000. Due to the nature of the short-term investments and the amount of the overdraft facility, any change in rates would not have a material impact on our financial condition or results of operations.


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

(b)    Report on Form 8-K

Form 8-K dated August 13, 2004, reporting of the Registrant's results of operations for the second quarter of 2004.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PUBLICARD, INC.
                                       (Registrant)


Date: November 12, 2004                /s/ Antonio L. DeLise
                                       Antonio L. DeLise, President,
                                       Chief Executive Officer, Chief Financial
                                       Officer