Form 10-K
period 2004-12-31
PUBLICARD INC
filed 2005-03-30
CIK 81050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                -----------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [_] No [X]

As of June 30, 2004, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $1,025,000.

  Number of shares of Common Stock outstanding as of March 24, 2005: 24,690,902

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

      This Form 10-K contains  forward-looking  statements,  including  (without limitation) statements concerning possible or assumed future results of operations of PubliCARD, Inc. and subsidiaries, ("PubliCARD," the "Company," "we," "us" and "our," as the context requires) preceded by, followed by or that include forward-looking words or phrases, including "believes," "expects," "anticipates," "estimates," "may," "should," "would," "could," "intends," "plans" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. You should understand that the possible consequences of events described under such statements made under "Factors That May Affect Future Results" and elsewhere in this document could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements.

ITEM 1.     BUSINESS

      PubliCARD was originally incorporated in 1913 in the Commonwealth of Pennsylvania. PubliCARD's sole operating activities are conducted through its Infineer Ltd. ("Infineer") subsidiary. Infineer is a smart card technology company, which designs and develops smart card software and hardware solutions for campus environments. This market includes institutions such as corporate campuses, secondary schools and universities. The Company's ChipNet solution focuses on delivering a multi-functional platform to control access to and payment for a wide variety of applications using a single smart card. The solution has been designed to accommodate integration with a range of third party technologies. The Company believes that the educational, government and corporate sectors all continue to move toward the more functional and broader applications that a smart card solution can provide over traditional methods. The Company sells its transaction solutions to value-added resellers and distributors, and directly to end-users.

      The Company's future plans revolve around a potential acquisition strategy that would focus on businesses in areas outside the high technology sector while continuing to support the expansion of the Infineer business. However, the Company will not be able to implement such plans unless it is successful in obtaining funding, as to which no assurance can be given.

      The consolidated financial statements included in this Form 10-K contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $1.9 million at December 31, 2004. The Company also had a shareholders' deficiency of $118.5 million at December 31, 2004.

      The Company sponsored a defined benefit pension plan (the "Plan") that was frozen in 1993. In January 2003, the Company filed a notice with the Pension Benefit Guaranty Corporation (the "PBGC") seeking a "distress termination" of the Plan. In September 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan's trustee. See Note 5 to the Notes to Consolidated Financial Statements for further information regarding the Plan termination. As a result of the Plan termination, the Company's 2003 and 2004 funding requirements due to the Plan amounting to $3.4 million through September 15, 2004 were eliminated. As such, management believes that existing cash and short term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2005. However, additional capital will be necessary in order to operate beyond December 31, 2005 and to fund the current business plan and other obligations. While the Company is considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it is not likely to be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which would have a material adverse effect on its business and results of operations and is likely to lead the Company to seek bankruptcy protection. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors' reports on the Company's Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 contain emphasis paragraphs concerning substantial doubt about the Company's ability to continue as a going concern.

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

      A smart card is similar in appearance to a traditional credit card, but unlike a traditional credit card, stores information on an integrated circuit chip embedded within the card, rather than on a magnetic stripe on the surface. While a typical magnetic stripe card can store information such as a user's name, account and personal identification number, a smart card has the capacity to store detailed account information, health care records, merchant coupons, still or video images and cash. Additionally, the integrated circuit within a smart card serves as a central processing unit which, combined with its memory capacity, facilitates the use of encryption applications, which secure data and value exchanges within networks and the Internet. Smart cards also permit bi-directional authentication in which the smart card can authenticate the validity of the intended party or device prior to exchanging information or value.

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

      Demand for smart card solutions is being further driven by governments and financial institutions. The U.S. Department of Defense began deployment of smart cards to armed forces personnel under the Common Access Card personal identity program in 2000. The European Commission ("EC") is also supporting the adoption of smart card technology in their continuing efforts to create a more efficient and competitive economy within the European community. Through the eEurope program, the EC is sponsoring programs to standardize smart card infrastructure devices and harmonize system platforms. Finally, smart card technology is rapidly becoming a key facilitator of financial transactions. The financial and banking community in Asia and Europe is using smart card technology to support credit, debit and e-purse cards (cards that store cash values), multi-application services and services dealing with coupons and/or tickets. Several large U.S. financial institutions, including American Express, MasterCard and Visa International, have introduced smart cards as part of their financial card systems.

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

      While PubliCARD developed a number of successful products and solutions, its operations were fragmented throughout a variety of markets. PubliCARD's Board of Directors, together with its management team, determined to integrate its operations and focus on a single market in which:

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

CURRENT STRATEGY

      At present, PubliCARD's sole operating activities are conducted through its Infineer subsidiary, which designs smart card solutions for educational and corporate sites. The Company's future plans revolve around a potential acquisition strategy focused on businesses in areas outside the high technology sector while continuing to support the expansion of the Infineer business. However, the Company will not be able to implement such plans unless it is successful in obtaining funding, as to which no assurance can be given. Key elements of our strategy include the following:

o GENERATE CAPITAL. Management believes that existing cash and short term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2005. However, additional capital will be necessary in order to operate beyond December 31, 2005 and to fund the current business plan and other obligations. While the Company is considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it is not likely to be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which would have a material adverse effect on its business and results of operations and is likely to lead the Company to seek bankruptcy protection. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

o GROW PUBLICARD BUSINESS THROUGH ACQUISITIONS. An important element of the Company's strategic plan involves the acquisition of businesses in areas outside the technology sectors in which the Company is engaged, so as to diversify its asset base. The Company made a series of successful acquisitions in the 1980s and early 1990s and will endeavor to replicate this success by seeking out businesses meeting a targeted profile. Implementation of this plan will require the Company to obtain funding. However, there can be no assurance that the Company will be able to obtain funding on acceptable terms or at all.

o EXPAND INFINEER MARKET REACH. Management believes that Infineer can expand the market reach of its smart card solutions by forming strategic marketing and distribution relationships with a number of key industry players both in the United Kingdom and elsewhere. Infineer has a strong market position in the United Kingdom educational sector, and to a lesser extent in the corporate market, and intends to leverage this market position to select markets outside of the United Kingdom. Implementation of this initiative will require the Company to obtain funding. However, there can be no assurance that the Company will be able to obtain funding on acceptable terms or at all.

o EXPAND INFINEER PRODUCT OFFERING. Management believes that Infineer can expand its total product offering, technologies and market position by partnering with companies engaged in complementary businesses or by acquiring or licensing complementary technologies and products. Infineer intends to form relationships, which will provide a "complete" solution to the educational and corporate campus market places. Implementation of this initiative will require the Company to obtain funding. However, there can be no assurance that the Company will be able to obtain funding on acceptable terms or at all.

PUBLICARD PRODUCTS AND SOLUTIONS

      PubliCARD, through its Infineer subsidiary, designs smart card solutions for campus environments. Infineer's solutions facilitate card-based payment for a wide variety of services typically found on both corporate and education sites. Infineer's card-based solutions are currently installed in over 700 sites, primarily in educational and corporate sites in the United Kingdom and Ireland. Infineer's products and solutions include the following:

o CHIPNET3. Using a single smart card, ChipNet3 users gain access to, and tender payment for, a wide variety of services typically found on both corporate and educational sites. ChipNet3 delivers applications such as photo identification, payment for cafeteria, vending machine, photocopy and printing purchases, and access control on a single card platform. Each time a transaction takes place, all details are recorded, such as the date and time, user and item purchased. The transaction details are then processed by a back office software package, utilizing a tracking tool that delivers accurate management information regarding sales and card activity.

      ChipNet3 has the ability to accept a range of both contact and contactless smart cards. The solution is scalable and can run in a networked or non-networked environment. The ChipNet3 solution has been structured to allow integration with existing third party applications such as payroll, stock control, physical access control, PC log-on and time and attendance reporting.

      ChipNet3 solution is comprised of smart cards, application software and hardware. Each user has a personalized smart card which may feature photo identification, a bar code, magnetic stripe or signature panel, if required. The chip on the card carries the cardholder's personal permission file and may be loaded and reloaded with a cash value which is used for purchasing needs. Hardware includes point-of-sale terminals and mini-tills, vending station card readers and add-value or card reload stations.

      Infineer recently introduced ChipNetID which allows corporate sites the ability to extend the use of their existing identification cards to include payment at cafeteria and vending stations. ChipNetID can operate with a range of contactless smart cards issued by Mifare and HID. Corporate sites can benefit from deploying cashless payments in a facility without the need to replace existing in-use identification and access control cards.

o EASYSMART. EasySmart is designed to deliver a first experience with smart cards for locations that do not want to pay or do not need a multi-application card system, and has been developed to fill a gap in the market for an entry-level smart card solution providing an administration-free payment system. EasySmart is a stand-alone solution operating with a low cost smart card and is useful for a wide range of locations including colleges, cafeterias and libraries. EasySmart offers card acceptance for PC log-on, cafeteria point-of-sale, self-service centers, networked printing, photocopying and encoding stations. Although EasySmart offers the capacity to run without being networked, it also contains a built-in upgrade path to ChipNet3.

o EASYCARD. The EasyCard product line delivers a flexible magnetic stripe based solution across a range of applications, including copying, printing, point-of-sale, vending and Internet access. Operating with either disposable or rechargeable thin magnetic stripe cards, EasyCard is a simple to use solution, useful for schools, colleges, libraries and copy shops as well as corporate and government facilities and business parks. Users carry cards, featuring either a cash or unit value, and the appropriate amount is deducted each time a service is used. For those customers not paying in advance for services, account cards can be used, recording the use of a range of services against an individual or department. A full range of support products offer card acceptance at self-service card centers and encoding stations.

o PCOUNTER. Pcounter is a scalable network server-based print management and accounting solution that provides a range of cost control and cost recovery capabilities. Pcounter aims to eliminate waste and misuse and help rationalize and reallocate print resources by providing usage accountability. Pcounter is marketed to schools, colleges, professional services firms, the public sector and corporations.

SALES AND MARKETING

      Infineer sells and distributes its products directly to end-users in the United Kingdom through its direct sales force. Infineer has approximately 16 employees directly engaged in the sale, distribution and support of its products in the United Kingdom. Outside of the United Kingdom, Infineer is represented by over 30 independent distributors and value-added resellers. Key markets include, among others, the United States, the Netherlands, France and Australia.

      In support of its sales strategies, Infineer also makes use of direct mail campaigns to its customers, advertising in targeted trade media and at trade shows and conferences. Infineer intends to continue seeking to form strategic relationships with key industry players to provide it with access to leading edge technology, marketing and sales leverage, and access to key customers and accounts.

RESEARCH AND DEVELOPMENT

      Research and development is a key element to the Company's future success and competitive position. Infineer develops an annual technology development plan as an integral part of its business planning process. This plan identifies new areas requiring development in support of identified business opportunities, as well as a program of maintenance and enhancement for existing solutions. Development expenses were $716,000, $584,000 and $605,000 in 2004, 2003 and
2002, respectively.

      Infineer's product development is organized to quickly bring products from concept to product introduction. The Company's future success will depend upon its ability to enhance existing products and to develop and to introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results -- Our future success depends on our ability to keep pace with technological changes and introduce new products in a timely manner."

COMPETITION

      Competition in the markets in which Infineer operates is intense and is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. To maintain and improve its competitive position, Infineer must continue to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. The principal competitive factors affecting the market for Infineer's technology products are the product's technical characteristics and price, customer service and competitor reputation, as well as positioning and resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results -- The highly competitive markets in which we operate could have a material adverse effect on our business and operating results." Infineer will be required to continue to respond promptly and effectively to the challenges of technological changes and its competitors' innovations.

      The market for smart card technology solutions is new, intensely competitive and rapidly evolving. The Company expects competition to continue to increase both from existing competitors and new market entrants. Infineer's primary competition currently comes from or is anticipated to come from companies offering campus environment solutions, including small value electronic cash systems and database management solutions, such as Moneybox (Girovend), Counter Solutions, Uniware, Cunninghams, Plastic Card Services, MARS, Diebold and Schlumberger.

      Many of Infineer's current and potential competitors have longer operating histories and significantly greater financial, technical, sales, customer support, marketing and other resources, as well as greater name recognition and a larger installed base of their products and technologies than Infineer. Many of these companies have broader customer relationships that could be leveraged, including relationships with many of Infineer's customers. These companies also have more established customer support and professional services organizations than Infineer does. In addition, a number of companies with significantly greater resources than Infineer could attempt to increase their presence in the marketplace by acquiring or forming strategic alliances with competitors of Infineer, resulting in increased competition.

INTELLECTUAL PROPERTY

      PubliCARD's success depends significantly upon Infineer's proprietary technology. Infineer relies on a combination of copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. Infineer seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Infineer generally enters into confidentiality and non-disclosure agreements with its employees and with key vendors and suppliers. Despite Infineer's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Infineer's products or to obtain and use information that Infineer regards as proprietary. Moreover, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries, making the possibility of misappropriation of Infineer's proprietary technology more likely. The steps taken by Infineer to protect its proprietary technology might not prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to Infineer's products.

      PubliCARD currently has several trademarks and trademark applications registered and pending in the United States. PubliCARD and Infineer will continue to evaluate the registration of additional trademarks as it deems appropriate. There can be no assurance that Infineer will develop proprietary products or technologies that are patentable, that any issued patent will provide Infineer with any competitive advantages or will not be challenged by third parties or that the patents of others will not have a material adverse effect on Infineer's business and operating results.

      In the event that Infineer's technology or products are determined to infringe upon the rights of others, Infineer could be required to cease using such technology and stop selling such products, if Infineer is unable to obtain licenses to utilize such technology. There can be no assurance that Infineer would be able to obtain such licenses in a timely manner on acceptable terms and conditions, and the failure to do so could have a material adverse effect on PubliCARD's and Infineer's financial condition and results of operations. If

Infineer is unable to obtain such licenses, it could encounter significant delays in product market introductions while it attempted to design around the infringed-upon patents or rights, or could find the development, manufacture or sale of products requiring such license to be foreclosed. In addition, patent disputes are common in the smart card and computer industries and there can be no assurance that PubliCARD and Infineer will have the financial resources to enforce or defend a patent infringement or proprietary rights action.

      PubliCARD expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the smart card market grows. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require Infineer to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable or at all. In the event of a successful claim of product infringement against Infineer and failure or inability to develop non-infringing technology or license the infringed or similar technology, PubliCARD's and Infineer's business, financial condition and results of operations could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Our proprietary technology is difficult to protect and may infringe on the intellectual proprietary rights of third parties."

EMPLOYEES

      As of March 24, 2005, the Company had approximately 38 employees, of which 36 are employed by Infineer. At Infineer, there are 16 employees involved in sales, marketing and customer support, 9 employees in product development, 7 employees in manufacturing and 4 employees in administration. The Company considers its employee relations to be good.

SEGMENT INFORMATION

      The Company's sole operating activities involve the deployment of smart card solutions for educational and corporate sites. As such, the Company reports as a single segment. Revenues by geographical areas for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

                                           2004            2003            2002
                                          ------          ------          ------
United States                             $  540          $  869          $1,029
Europe                                     3,631           3,467           3,445
Rest of world                                224             445             131
                                          ------          ------          ------
                                          $4,395          $4,781          $4,605
                                          ======          ======          ======

      The Company has operations in the United States and United Kingdom. Identifiable tangible assets by country as of December 31, 2004 and 2003 are as follows (in thousands):

                                           2004            2003
                                          ------          ------
United States                             $2,770          $4,542
United Kingdom                             1,521           2,035
                                          ------          ------
                                          $4,291          $6,577
                                          ======          ======

      See also the Company's Financial Statements beginning on page F-1.

AVAILABLE INFORMATION

The SEC maintains an Internet site that contains reports, proxy and information statements, and other Company related information at http://www.sec.gov.

ITEM 1A.    EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information about the only executive officer of the Company as of March 24, 2005. The business address of the executive officer is the address of the Company, One Rockefeller Plaza, New York, New York 10020.

Name                       Age          Office and Position
-----------------          ---          ------------------------------------
Antonio L. DeLise          43           Director, President, Chief Executive
                                        Officer, Chief Financial Officer and
                                        Secretary

      Officers are elected to serve for a term ending with the next annual meeting of shareholders.

      Mr. DeLise joined the Company in April 1995 as Vice President, Chief Financial Officer and Secretary. He was appointed to the Board of Directors in July 2001 and was elected to the additional posts of President in February 2002 and Chief Executive Officer in August 2002.

      Effective January 1, 2005, Harry I. Freund and Jay S. Goldsmith resigned their officer positions as Chairman and Vice Chairman, respectively. Mr. Freund and Mr. Goldsmith remain Chairman and Vice Chairman of the Board of Directors, respectively.

ITEM 2.     PROPERTIES

      The Company leases the following facilities, which are believed to be adequate for its present needs.

                                                    YEAR OF LEASE      SQUARE
PREMISES                      PURPOSE                EXPIRATION        FOOTAGE
----------------   -------------------------------  -------------      -------
New York, NY       Executive offices for PubliCARD      2007             3,600
Bangor, Northern   Office and manufacturing             2008            12,000
 Ireland

      Balfour Investors Inc. ("Balfour") occupies a portion of the office space leased by the Company in New York City. The Chairman and Vice Chairman of the Company's Board of Directors are the only shareholders of Balfour. Balfour pays to the Company 50% of the rent and occupancy costs paid by the Company under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. The base rent payable by Balfour is approximately $9,500 per month.

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

The Company and individual defendants filed a second demurrer in March 2003. In June 2003, the court ruled in favor of the demurrer and dismissed, without leave to amend, six of the eleven purported causes of action in the amended complaint. Discovery has commenced and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damages, or range of damages, if any, that the Company might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to the Company, it could have a material adverse effect on the Company's operations, cash flow and financial position.

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

None

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

                                       2004                    2003
                                 ----------------        ----------------
                                 HIGH        LOW         HIGH         LOW
                                 ----        ----        ----         ---
       First Quarter              .09        .05         .16          .06
       Second Quarter             .10        .05         .09         .042
       Third Quarter              .06        .03         .09         .045
       Fourth Quarter             .06        .02         .12          .04

(b) There were approximately 2,300 registered holders of record of common stock of the Company as of March 24, 2005.

(c) The Company did not pay dividends on its common stock during the prior five fiscal years and does not anticipate paying dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

      The selected financial data of the Company presented below for the five year period ended December 31, 2004 have been derived from the consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

                                                                           YEAR ENDED DECEMBER 31
                                                      --------------------------------------------------------
                                                        2004        2003        2002        2001        2000
                                                      --------    --------    --------    --------    --------
                                                                (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues                                              $  4,395    $  4,781    $  4,605    $  5,652    $  5,543
Cost of revenues                                         2,010       2,316       2,455       2,875       2,913
Inventory adjustment                                        --          --          --       1,661          --
                                                      --------    --------    --------    --------    --------
Gross margin                                             2,385       2,465       2,150       1,116       2,630
                                                      --------    --------    --------    --------    --------

Operating expenses:
General and administrative                               2,330       2,708       3,235       4,625       6,664
Sales and marketing                                      1,671       1,844       1,877       3,413       7,562
Product development                                        716         584         605       2,442       4,364
Stock compensation expense                                  --          --          --          86       1,116
Amortization of goodwill and intangibles                    40          40         576       1,824       2,638
Impairment of goodwill and intangibles                      --          --       1,365          --          --
Repositioning and other special charges                     --          --          --       5,656          --
                                                      --------    --------    --------    --------    --------
                                                         4,757       5,176       7,658      18,046      22,344
                                                      --------    --------    --------    --------    --------
Loss from operations                                    (2,372)     (2,711)     (5,508)    (16,930)    (19,714)
                                                      --------    --------    --------    --------    --------

Other income (expenses):
Interest income                                             27          15          71         476         936
Interest expense                                           (22)        (12)        (39)        (65)       (100)
Cost of retirement benefits - non-operating               (405)       (903)       (795)       (788)       (812)
Loss on pension settlement                              (2,739)         --          --          --          --
Write-down of minority investment                           --      (3,000)     (2,068)         --          --
Gain on insurance recoveries                               647       4,590          --          --          --
Other income                                                 5         428          80         136          15
                                                      --------    --------    --------    --------    --------
                                                        (2,487)      1,118      (2,751)       (241)         39
                                                      --------    --------    --------    --------    --------
Loss from continuing operations                         (4,859)     (1,593)     (8,259)    (17,171)    (19,675)
                                                      --------    --------    --------    --------    --------
Gain on disposition of discontinued operations              --          --       1,066       2,350       4,275
                                                      --------    --------    --------    --------    --------
Net loss                                              $ (4,859)   $ (1,593)   $ (7,193)   $(14,821)   $(15,400)
                                                      ========    ========    ========    ========    ========

Basic and diluted earnings (loss) per common share:
Continuing operations                                 $   (.20)   $   (.07)   $   (.34)   $   (.71)   $   (.84)
Discontinued operations                                     --          --         .04         .10         .18
                                                      --------    --------    --------    --------    --------
                                                      $   (.20)   $   (.07)   $   (.30)   $   (.61)   $   (.66)
                                                      ========    ========    ========    ========    ========


                                                                        AS OF DECEMBER DECEMBER 31
                                                      --------------------------------------------------------
                                                        2004        2003        2002        2001        2000
                                                      --------    --------    --------    --------    --------
BALANCE SHEET DATA:
Working capital (deficiency)                          $  1,405    $   (987)   $   (548)   $  2,631    $ 13,168
Total assets                                             5,073       7,399       7,939      17,397      37,179
Other non-current liabilities                            7,869       3,552       4,990       5,328       6,010
Shareholders' equity (deficiency)                       (5,159)     (2,928)     (1,002)      7,484      12,578


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

      PubliCARD's consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $1.9 million at December 31, 2004. The Company also had a shareholders' deficit of $5.2 million at December 31, 2004.

      The Company's defined benefit pension plan was frozen in 1993. In January 2003, the Company filed a notice with the PBGC seeking a "distress termination" of the Plan. In September 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan's trustee. See Note 5 to the Notes to Consolidated Financial Statements for further information on the Plan termination. As a result of the Plan termination, the Company's 2003 and 2004 funding requirements due to the Plan amounting to $3.4 million through September 15, 2004 were eliminated. As such, management believes that existing cash and short term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2005. However, additional capital will be necessary in order to operate beyond December 31, 2005 and to fund the current business plan and other obligations. While the Company is considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it is not likely to be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which would have a material adverse effect on its business and results of operations and is likely to lead the Company to seek bankruptcy protection. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors' reports on the Company's Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 contain emphasis paragraphs concerning substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

      The following table is derived from the Consolidated Financial Statements and sets forth the Company's consolidated results of operations for the years ended December 31, 2004, 2003 and 2002 (in thousands).

                                                    2004        2003        2002
                                                   -------     -------     -------
Revenues                                           $ 4,395     $ 4,781     $ 4,605
Cost of revenues                                     2,010       2,316       2,455
                                                   -------     -------     -------
     Gross margin                                    2,385       2,465       2,150
                                                   -------     -------     -------
     Gross margin percentage                            54%         52%         47%
Operating expenses:
     General and administrative                      2,330       2,708       3,235
     Sales and marketing                             1,671       1,844       1,877
     Product development                               716         584         605
     Amortization of intangibles                        40          40         576
     Impairment of goodwill and intangibles             --          --       1,365
                                                   -------     -------     -------
                                                     4,757       5,176       7,658
                                                   -------     -------     -------
Loss from operations                                (2,372)     (2,711)     (5,508)
                                                   -------     -------     -------
Other income (expenses):
     Interest income                                    27          15          71
     Interest expense                                  (22)        (12)        (39)
     Cost of retirement benefits - non-operating      (405)       (903)       (795)
     Loss on pension settlement                     (2,739)         --          --
     Write-down of minority investment                  --      (3,000)     (2,068)
     Gain on insurance recoveries                      647       4,590          --
     Other income                                        5         428          80
                                                   -------     -------     -------
                                                    (2,487)      1,118      (2,751)
                                                   -------     -------     -------
Loss  from continuing operations                    (4,859)     (1,593)     (8,259)
Income from discontinued operations                     --          --       1,066
                                                   -------     -------     -------
Net loss                                           $(4,859)    $(1,593)    $(7,193)
                                                   =======     =======     =======

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

      REVENUES. Revenues are generated from product sales, technology and software license fees, installation and maintenance contracts. Consolidated revenues decreased to $4.4 million in 2004 compared to $4.8 million for 2003. Foreign currency changes had the effect of increasing revenues by a 10%. Excluding the impact of foreign currency changes, revenues in 2004 decreased by 18% driven principally by a decline in shipments to distribution partners located in the United States and elsewhere outside of Europe.

      GROSS MARGIN. Cost of revenues consists primarily of material, personnel costs and overhead. Gross margin as a percentage of sales increased to 54% in 2004 from 52% in 2003. The gross margin improvement resulted from a higher percentage of revenues derived from direct sales in the United Kingdom.

      SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of personnel and travel costs, public relations, trade shows and marketing materials. Sales and marketing expenses were $1.7 million in 2004 compared to $1.8 million in 2003. The decrease is primarily attributable to a reduction in employee business expense and employee termination expense resulting from headcount reductions in 2003. Also, the 2004 expenses reflect a reimbursement of $47,000 of marketing costs under a grant with a government agency in Northern Ireland.

      PRODUCT  DEVELOPMENT   EXPENSES.   Product  development  expenses  consist
primarily of personnel, independent consultants and contract engineering services. Product development expenses include expenses associated with the development of new products and enhancements to existing products. Product development expenses amounted to $716,000 in 2004 compared to $584,000 in 2003. The 2003 expenses included a $75,000 reimbursement of certain development costs under a grant with a government agency in Northern Ireland. This reimbursement, coupled with a $73,000 increase in wages and third party engineering costs, primarily accounted for the increase in product development expense.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance and accounting, human resources, risk management and legal. General and administrative expenses for the year ended December 31, 2004 decreased to $2.3 million from $2.7 million for 2003. The decrease in expenses is mainly attributable to a $196,000 decline in corporate legal, public reporting costs and other corporate costs as well as a $43,000 favorable bad debt allowance adjustment.

      AMORTIZATION OF INTANGIBLES. In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill is no longer amortized. Goodwill and other intangibles will be subject to an annual review for impairment or earlier if circumstances or events indicate that impairment has occurred. This may result in future write-downs or the write-off of such assets. Amortization expense in 2004 and 2003 relates to the continuing amortization of definite lived intangibles. Amortization expense was $40,000 in both 2004 and 2003.

      COST OF PENSIONS - NON-OPERATING. Cost of pensions, which represents amounts related to discontinued product lines and related plant closings in prior years, principally relates to pension expense associated with the
Company's frozen defined benefit pension plan. As a result of the pension settlement (see below), cost of pensions - non-operating will be zero prospectively. Cost of pensions declined from $903,000 in 2003 to $405,000 in 2004.

      LOSS ON PENSION SETTLEMENT. The Company sponsored a defined benefit pension plan that was frozen in 1993. In January 2003, the Company filed a notice with the PBGC seeking a "distress termination" of the Plan. Pursuant to the Agreement for Appointment of Trustee and Termination of Plan between the PBGC and the Company effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan's trustee. As a result, the PBGC has assumed responsibility for paying the obligations to Plan participants. Under the terms of the Settlement Agreement, the Company was liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing a non-interest bearing note payable to the PBGC with a face amount of $7.5 million (the "Note"). A loss on the termination of the Plan of $2.7 million was recorded in the third quarter of 2004.

      Pursuant to the Security Agreement and Pledge Agreement, both dated September 23, 2004, between the Company and the PBGC (the "Security Agreement" and the "Pledge Agreement") the Note is secured by (a) all presently owned or hereafter acquired real or personal property and rights to property of the Company and (b) the common and preferred stock of Infineer and TecSec owned by the Company. Infineer is a wholly-owned subsidiary of the Company. The Company has an approximately 5% ownership interest in TecSec, on a fully diluted basis.

      The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries (as defined below). Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). "Net Recoveries", as defined in the Settlement Agreement, is the net cash proceeds received by the Company with respect to transactions consummated after March 31, 2003 from (a) the sale of the Company's interest in Infineer and TecSec, real property in Louisiana and any other real or personal property assets and (b) any recoveries from the Company's historic insurance program. As of December 31, 2004, Net Recoveries was approximately $3.4 million.

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

      INTEREST INCOME AND EXPENSE. Interest income increased to $27,000 from $15,000 in the prior year principally due to higher investment balances. Interest expense increased from $12,000 to $22,000 due to higher average borrowings under the overdraft facility.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

      REVENUES. Consolidated revenues increased to $4.8 million in 2003 compared to $4.6 million for 2002 driven by a 6% increase from foreign currency changes. Excluding the impact of foreign currency changes, revenues in 2003 decreased by 2%.

      GROSS MARGIN. Gross margin as a percentage of sales increased to 52% in 2003 from 47% in 2002. The gross margin improvement resulted from higher margins generated from certain custom development projects and increased service revenue in the United Kingdom.

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

      AMORTIZATION OF INTANGIBLES. Amortization expense decreased from $576,000 in 2002 to $40,000 in 2003 as a result of an impairment charge recorded in 2002, which significantly reduced the carrying value of intangibles.

      COST OF PENSIONS - NON-OPERATING. Cost of pensions increased from $795,000 in 2002 to $903,000 in 2003. The net periodic pension cost increased by $112,000 principally as a result of amortization of unrecognized net losses.

      GAIN ON INSURANCE RECOVERIES. During 2003, the Company entered into three binding settlements with various historical insurers that resolved certain claims (including certain future claims) under policies of insurance issued to the Company by those insurers. As a result of the settlements, after allowance for associated expenses, offsetting adjustments and amounts held in escrow, the Company received net proceeds of approximately $4.1 million in 2003. Pursuant to one of the settlements, an additional net amount of approximately $470,000 was placed in escrow to secure the payment of certain indemnification obligations. Absent any indemnity claims, amounts will be released from escrow beginning September 30, 2004 and ending June 30, 2006. The Company recognized a gain from these settlements of approximately $4.6 million in 2003.

      WRITE-DOWN OF MINORITY INVESTMENT. In 2003 and 2002, other expense includes charges for an impairment of the Company's minority investment in TecSec of $3.0 million and $2.1 million, respectively.

      OTHER INCOME AND EXPENSE. In 2002, other expense includes a $200,000 charge in connection with the defense of a shareholder lawsuit.

      INTEREST INCOME AND EXPENSE. Interest income decreased to $15,000 from $71,000 in the prior year principally due to lower interest rates and investment balances.

LIQUIDITY

      The Company has financed its operations over the last several years primarily through funds received from the sale of a non-core businesses in 2000 and insurance recoveries in 2003 and 2004. During the year ended December 31, 2004, cash, including short-term investments, decreased by $1.6 million to $1.9 million as of December 31, 2004.

      Operating activities utilized cash of $2.3 million in 2004 and principally consisted of the net loss of $4.9 million plus a gain on insurance recoveries of $647,000 offset by a loss on the pension settlement of $2.7 million, depreciation and amortization of $156,000 and a reduction in assets and liabilities of $286,000.

      Investing activities provided cash of $686,000 in 2004 and principally consisted of cash received from insurance recoveries of $727,000 offset by capital expenditures of $48,000.

      The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow in 2005 and beyond. In addition to funding operating and capital requirements and corporate overhead, future uses of cash include the following:

      o The Company sponsored a defined benefit pension plan, which was frozen in 1993. In January 2003, the Company filed a notice with the PBGC seeking a "distress termination" of the Plan. Pursuant to the Agreement for Appointment of Trustee and Termination of Plan between the PBGC and the Company effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan's trustee. As a result, the PBGC has assumed responsibility for paying the obligations to Plan participants. Under the terms of the Settlement Agreement effective September 23, 2004 between the PBGC and the Company, the Company was liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing the Note dated September 23, 2004 payable to the PBGC with a face amount of $7.5 million.

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

            The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries. Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). As of December 31, 2004, Net Recoveries was approximately $3.4 million.

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

            In November 2002, the Company and the individual defendants served with the action filed a demurrer seeking the dismissal of six of the plaintiffs' nine purported causes of action. In January 2003, the court ruled in favor of the demurrer and dismissed the entire complaint. The plaintiffs were granted the right to replead and subsequently filed an amended complaint in February 2003. The Company and individual defendants filed a second demurrer in March 2003. In June 2003, the court ruled in favor of the demurrer and dismissed, without leave to amend, six of the eleven purported causes of action in the amended complaint. Discovery has commenced and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damages, or range of damages, if any, that the Company might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to the Company, it could have a material adverse effect on the Company's operations, cash flow and financial position.

      o The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next four years. Minimum future payments for operating leases having initial or remaining non-cancelable terms in excess of one year aggregates approximately $861,000.

      The Company will need to raise additional capital that may not be available to it. As a result of the Plan termination discussed above, the Company's 2003 and 2004 funding requirements due to the Plan amounting to $3.4 million through September 15, 2004 were eliminated. As such, management believes that existing cash and short term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2005. However, additional capital will be necessary in order to operate beyond December 31, 2005 and to fund the current business plan and other obligations. While the Company is considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it is not likely to be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which would have a material adverse effect on its business and results of operations.

      The Company currently has no capacity for commercial debt financing. Should such capacity become available it may be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, and continued operating losses. Borrowings may also involve covenants limiting or restricting its operations or future opportunities.

      As a result of a failure to meet certain continuing listing requirements of the Nasdaq National Market, the Company transferred the listing of its common stock to the Nasdaq SmallCap Market effective May 2, 2002. On March 19, 2003, the Company received a Nasdaq Staff Determination letter indicating that the Company failed to comply with the minimum bid price requirement for continued listing on the Nasdaq SmallCap Market and that the Company's common stock was therefore subject to delisting. The Board of the Company decided not to appeal the delisting determination. Effective March 28, 2003, the Company's common stock no longer traded on the Nasdaq SmallCap Market. On March 28, 2003 the Company's common stock began trading on the OTC Bulletin Board. As a result of the delisting, the liquidity of the common stock may be adversely affected. This could impair the Company's ability to raise capital in the future. If additional capital is raised through the issuance of equity securities, the Company's stockholders' percentage ownership of the common stock will be reduced and stockholders may experience dilution in net book value per share, or the new equity securities may have rights, preferences or privileges senior to those of its common stockholders.

      If the Company's liquidity does not improve, it may be unable to continue as a going concern and is likely to seek bankruptcy protection. Such an event may result in the Company's common and preferred stock being negatively affected or becoming worthless. The auditors' reports on the Company's Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 contained an emphasis paragraph concerning substantial doubt about the Company's ability to continue as a going concern.

CONTRACTUAL OBLIGATIONS

     The following is a summary of the Company's commitments as of December 31, 2004 (in thousands):

                                             PAYMENTS DUE BY PERIOD
                                  ------------------------------------------
                                           LESS                       MORE
                                           THAN 1   1 TO 3   3 TO 5  THAN 5
                                  TOTAL    1 YEAR   YEARS    YEARS    YEARS
                                  ------   ------   ------   ------   ------
Operating lease obligations       $  861   $  350   $  463   $   48   $   --
Other long-term liabilities:
    Note payable to PBGC           7,501       --       --       --    7,501
    Other long-term obligations      368       20      273       40       35
                                  ------   ------   ------   ------   ------
      Total                       $8,730   $  370   $  736   $   88   $7,536
                                  ======   ======   ======   ======   ======

CRITICAL ACCOUNTING POLICIES

      The Company's significant accounting policies are more fully described in the Notes to the Company's Consolidated Financial Statements. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventories, and valuation of goodwill to be critical policies due to the estimation processes involved.

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

      IMPAIRMENT OF GOODWILL AND INTANGIBLES. Effective January 1, 2002, the Company adopted SFAS No. 142. In accordance with the guidelines of this statement, goodwill and indefinite lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment. The Company determines the fair value of its sole reporting unit primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relies primarily on the implied fair value using a multiple of revenues for several entities with comparable operations and economic characteristics. Significant assumptions used in the discounted cash valuation include estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor.

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

RECENT ACCOUNTING PRONOUNCEMENTS
      In December 2004, the FASB issued SFAS No. 123R (revised 2004), "Share-Based Payment". This statement requires compensation costs related to share-based payment transactions to be recognized in financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. The Company will adopt SFAS No. 123R in the third quarter of 2005. SFAS No. 123R applies to all awards granted after June 30, 2005 and to previously-granted awards unvested as of the adoption date. The adoption of the statement is not expected to have a material impact on Company's consolidated financial positions, results of operations and cash flows.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Cost, an amendment of ARB No. 43, Chapter 4." This statement amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provision of the statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the statement is not expected to have a material effect on the Company's consolidated financial positions, results of operations and cash flows.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." This statement amends APB No. 29, "Accounting for Nonmonetary Transactions," to eliminate the exception for nonmonetary exchanges of similar productive assets under APB No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of the statement is not expected to have a material effect on the Company's consolidated financial positions, results of operations and cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW, WE HAVE ONGOING FUNDING OBLIGATIONS AND WE NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US, ALL OF WHICH COULD LEAD US TO SEEK BANKRUPTCY PROTECTION. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 2002, 2003 and 2004 of approximately $8.3 million, $1.6 million and $4.9 million, respectively. In addition, we experienced negative cash flow from operating activities of $5.1 million, $2.2 million and $2.3 million in 2002, 2003 and 2004 respectively, and have a shareholders' deficiency of $5.2 million as of December 31, 2004.

      We sponsor a defined benefit pension plan which was frozen in 1993. In January 2003, we filed a notice with the PBGC seeking a "distress termination" of the Plan. Pursuant to the Agreement for Appointment of Trustee and Termination of Plan between the PBGC and us effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan's trustee. As a result, the PBGC has assumed responsibility for paying the obligations to Plan participants. Under the terms of the Settlement Agreement effective September 23, 2004 between the PBGC and us, we were liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. We satisfied this liability by issuing the Note dated September 23, 2004 payable to the PBGC with a face amount of $7.5 million.

      Pursuant to the Security Agreement and Pledge Agreement, both dated September 23, 2004, the Note is secured by (a) all of our presently owned or hereafter acquired real or personal property and rights to property and (b) the common and preferred stock of Infineer and TecSec we own. Infineer is a wholly-owned subsidiary of ours. We have an approximately 5% ownership interest in TecSec, on a fully diluted basis.

      The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after we have received a total of $4.0 million in Net Recoveries. Thereafter, on each anniversary of the first payment, we are required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). As of December 31, 2004, Net Recoveries was approximately $3.4 million.

      In the event of our default under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

      We and certain current and former officers are defendants in a lawsuit alleging, among other things, misrepresentation and securities fraud. We believe that we have meritorious defenses to the allegations and intend to defend ourselves vigorously. The cost of defending against this action could be significant, and if the Company is not successful in defending itself, the Company may be required to pay the plaintiff's damages, which could have a material adverse effect on the Company's business and operations. See "We are unable to predict the extent to which the resolution of lawsuits pending against us could adversely affect our business". In addition, we have future non-cancelable operating lease obligations for office space, vehicles and office equipment aggregating $861,000.

      We will need to raise additional capital that may not be available to us. As a result of the Plan termination discussed above, our 2003 and 2004 funding requirements due to the Plan amounting to $3.4 million through September 15, 2004 were eliminated. As such, we believe that existing cash and short term investments may be sufficient to meet our operating and capital requirements at the currently anticipated levels through December 31, 2005. However, additional capital will be necessary in order to operate beyond December 31, 2005 and to fund the current business plan and other obligations. While we are actively considering various funding alternatives, no arrangement to obtain additional funding has been secured or entered into. There can be no assurance that we will be able to obtain additional funding, on acceptable terms or at all. If we cannot raise additional capital to continue at our present level of operations we may not be able to meet our obligations, take advantage of future acquisition opportunities or further develop or enhance our product offering, any of which could have a material adverse effect on our business and results of operations and could lead us to seek bankruptcy protection. The auditors' reports on the Company's Consolidated Financial Statements for the years ended December 31, 2002, 2003 and 2004 contained an emphasis paragraph concerning substantial doubt about the Company's ability to continue as a going concern.

      We currently have no capacity for commercial debt financing. Should such capacity become available to us, we may be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, and continued operating losses. Borrowings may also involve covenants limiting or restricting our operations or future opportunities.

      WE CANNOT ASSURE YOU THAT INFINEER WILL BE ABLE TO CONTINUE TO OPERATE. During 2002, 2003 and 2004, PubliCARD contributed additional capital to Infineer of $44,000, $70,000 and $225,000, respectively. Without such contributions, Infineer may not have been able to fund its operations. We cannot assure you that additional capital contributions will not be required in the future, or, if required, that PubliCARD will be in a position to make any additional capital contributions.

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

      In November 2002, we and the individual defendants served with the action filed a demurrer seeking the dismissal of six of the plaintiffs' nine purported causes of action. In January 2003, the court ruled in favor of the demurrer and dismissed the entire complaint. The plaintiffs were granted the right to replead and subsequently filed an amended complaint in February 2003. We and the individual defendants filed a second demurrer in March 2003. In June 2003, the court ruled in favor of the demurrer and dismissed, without leave to amend, six of the eleven purported causes of action in the amended complaint. Discovery has commenced and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damages, or range of damages, if any, that we might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to us, it could have a material adverse effect on our operations, cash flow and financial position.

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

      WE DEPEND ON A RELATIVELY SMALL NUMBER OF CUSTOMERS FOR A MAJORITY OF OUR REVENUES. We rely on a limited number of customers in our business. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business. For the years ended December 31, 2003 and 2004, no one customer accounted for more than 10% of our revenues. Amounts due from two customers represented approximately 21% and 13%, respectively, of the accounts receivable balance as of December 31, 2004.

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

      Our primary competition currently comes from companies offering closed environment solutions, including small value electronic cash systems and database management solutions, such as Moneybox (Girovend), Counter Solutions, Uniware, Cunninghams, Plastic Card Services, MARS, Diebold and Schlumberger.

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

      WE  MAY  BE  LIMITED  IN  OUR  USE  OF  OUR  FEDERAL  NET  OPERATING  LOSS
CARRYFORWARDS. As of December 31, 2004, we had federal net operating loss carryforwards, subject to review by the Internal Revenue Service, totaling approximately $67.6 million for federal income tax purposes. The federal net operating loss carryforwards begin to expire in 2005. We do not expect to earn any significant taxable income in the next several years, and may not do so until much later, if ever. A federal net operating loss can generally be carried back two, three or five years and then forward fifteen or twenty years
(depending on the year in which the loss was incurred), and used to offset taxable income earned by a company (and thus reduce its income tax liability).

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

      OUR PROPRIETARY TECHNOLOGY IS DIFFICULT TO PROTECT AND MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES. Our success depends significantly upon our proprietary technology. We rely on a combination of copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot assure you that any of our applications will be approved, that any new patents will be issued, that we will develop proprietary products or technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties. Furthermore, we cannot assure you that the patents of others will not have a material adverse effect on our business and operating results.

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

      We believe that establishing, maintaining and enhancing the Infineer brand name is essential to our business. We filed an application for a United States trademark registration and an application for service mark registration of our name and logo. We are aware of third parties that use marks or names that contain similar sounding words or variations of the "infi" prefix. In July 2002, we received a claim from a third party challenging the use of the Infineer name. Upon reaching an agreement with this third party in 2004 to amend our trademark application, we believe that this claim has been resolved. As a result of this claim and other challenges which may occur in the future, we may incur significant expenses, pay substantial damages and be prevented from using the Infineer name. Use of a similar name by third parties may also cause confusion to our clients and confusion in the market, which could decrease the value of our brand and harm our reputation. We cannot assure you that our business would not be adversely affected if we are required to change our name or if confusion in the market did occur.

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

      OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS ASSOCIATED WITH OPERATING IN FOREIGN MARKETS, INCLUDING FLUCTUATIONS IN CURRENCY EXCHANGE RATES, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION. Our operations are located in the United Kingdom and sales to customers outside the U.S. represented approximately 82% and 88% of total sales for the years ended December 31, 2003 and 2004, respectively. Because we derive a substantial portion of our business outside the United States, we are subject to certain risks associated with operating in foreign markets including the following:

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

      Change of control agreements. We are a party to change of control agreements, which provide for payments to certain of our directors under certain circumstances following a change of control. Since the change of control agreements require large cash payments to be made by any person effecting a change of control, these agreements may discourage takeover attempts.

      The change of control agreements provide that, if the services of any person party to a change of control agreement are terminated within three years following a change of control, that individual will be entitled to receive, in a lump sum within 10 days of the termination date, a payment equal to 2.99 times that individual's average annual compensation for the shorter of the five years preceding the change of control and the period the individual received compensation from us for personal services. Assuming a change of control were to occur at the present time, payments would be made of approximately $633,000 to each of Mr. Harry I. Freund and Mr. Jay S. Goldsmith. If any such payment, either alone or together with others made in connection with the individual's termination, is considered to be an excess parachute payment under the Internal Revenue Code, the individual will be entitled to receive an additional payment in an amount which, when added to the initial payment, would result in a net benefit to the individual, after giving effect to excise taxes imposed by
Section 4999 of the Internal Revenue Code and income taxes on such additional payment, equal to the initial payment before such additional payment and we would not be able to deduct these initial or additional payments for income tax purposes.

      Pennsylvania law. We are a Pennsylvania corporation. Anti-takeover provisions of Pennsylvania law could make it difficult for a third party to acquire control of us, even if such change of control would be beneficial to our shareholders.

      OUR STOCK WAS DELISTED FROM THE NASDAQ SYSTEM. On February 14, 2002, we received a notice from The Nasdaq Stock Market that our common stock had failed to maintain a minimum closing bid price of $1.00 over the last 30 consecutive trading days as required by the Nasdaq National Market rules. We received a second notice on February 27, 2002, that our common stock also failed to maintain a market value of public float of $5 million.

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

Market Risk
      We are exposed to market risk primarily through short-term investments and an overdraft facility. Our investment policy calls for investment in short-term, low risk instruments. As of December 31, 2004, short-term investments (principally U.S. Treasury bills) were $1.8 million and borrowing under the overdraft facility amounted to $347,000. Due to the nature of these investments and the amount of the overdraft facility, any change in rates would not have a material impact on our financial condition or results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's consolidated financial statements, the report of independent registered public accounting firm thereon and related schedules appear beginning on page F-2. See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the SEC is recorded, processed, summarized and reported on a timely basis. With the participation of management, the Company's chief executive officer and chief financial officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon this evaluation, the chief executive officer and chief financial officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There has not been any change in the Company's internal controls over financial reporting during the fiscal year to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

INTERNAL CONTROL OVER FINANCIAL REPORTING

      The Company is not an "accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Accordingly, pursuant to SEC Release No. 33-8545, the Company is not required to include in this Annual Report on Form 10-K a management report on internal control over financial reporting or the related registered public accounting firm attestation imposed by Section 404 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.    OTHER INFORMATION

      In the fourth quarter of 2004, the Company reported all required disclosures on Form 8-K.

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

      Set forth below as to each director of the Company is information regarding age (as of March 24, 2005), position with the Company, principal occupation, business experience, period of service as a director of the Company and directorships currently held.

      HARRY I. FREUND: Age 65; Director of PubliCARD since April 12, 1985, Chairman of the Board of Directors since December 1985 and Chairman of PubliCARD from October 1998 to January 1, 2005. Mr. Freund has been Chairman of Balfour Investors Inc., a merchant-banking firm that had previously been engaged in a general brokerage business ("Balfour"), since 1975. Mr. Freund is also Vice Chairman of Glasstech, Inc.

      JAY S. GOLDSMITH: Age 61; Director of PubliCARD since April 12, 1985, Vice Chairman of the Board of Directors since December 1985 and Vice Chairman of PubliCARD from October 1998 to January 1, 2005. Mr. Goldsmith has been President of Balfour since 1975. Mr. Goldsmith is also Chairman of Glasstech, Inc.

      ANTONIO L. DELISE: Age 43; Director of PubliCARD since July 9, 2001. Mr. DeLise joined the Company in April 1995 as Vice President, Chief Financial Officer and Secretary. He was appointed to the Board of Directors in July 2001 and was elected to the additional posts of President in February 2002 and Chief Executive Officer in August 2002. Prior to joining the Company, Mr. DeLise was employed as a senior manager with the firm of Arthur Andersen LLP from July 1983 through March 1995.

      CLIFFORD B. COHN: Age 53; Director of PubliCARD since July 31, 1980, and was Vice President of Government Affairs of PubliCARD from April 1, 1982 to November 20, 1984. Mr. Cohn is the principal of Cohn & Associates, a law firm in Philadelphia, Pennsylvania. Mr. Cohn was an attorney for Grayson & Goldin P.C., a law firm in Philadelphia, Pennsylvania, during 2002.

      L. G. SCHAFRAN: Age 66; Director of PubliCARD since December 3, 1986. Mr. Schafran is the Managing General Partner of L.G. Schafran & Associates, an investment and development firm established in 1984. Mr. Schafran is a Director of Tarragon Realty Investors, Inc., Chairman of the Board and Co-Chief Executive Officer of Delta-Omega Technologies, Inc., Co-Liquidating Trustee of the Banyan Strategic Realty Trust and Director of Worldspace, Inc.

      EMIL VOGEL: Age 61; Director of PubliCARD since October 5, 2001. Mr. Vogel has been the Senior Partner and founder of Tarnow Associates ("Tarnow") since 1982. Prior to founding Tarnow, Mr. Vogel spent nine years with an executive search firm in the New York City metropolitan area conducting senior level search assignments. Mr. Vogel is also a director of Q.E.P. Co., Inc.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon the Company's review of the copies of such forms received by it during the fiscal year ended December 31, 2004 and representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or, to the Company's knowledge, beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

      The following tables set forth information concerning the cash compensation, stock options and retirement benefits provided to the Company's executive officers. The notes to these tables provide more specific information concerning compensation.

SUMMARY COMPENSATION TABLE


                                                                                  LONG-TERM
                                                                                COMPENSATION
                                               ANNUAL COMPENSATION          ---------------------
                                               --------------------------   SECURITIES UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR    SALARY ($)   BONUS ($) (1)   OPTIONS/ SARS (#) (2)    COMPENSATION ($)
----------------------------------    -----    ----------   -------------   ---------------------    ---------------
Antonio L. DeLise (3)............      2004       275,000         115,168              --                   9,059 (4)
President, Chief Executive             2003       275,000          84,832              --                   8,706 (4)
Officer, Chief Financial Officer       2002       262,500          40,000              --                   8,380 (4)
and Secretary



Harry I. Freund (5)................    2004       150,000        --                    --                    --
Chairman of the Board of               2003       150,000        --                    --                    --
Directors and Chairman                 2002       170,833        --                    --                    --



Jay S. Goldsmith (5)...............    2004       150,000        --                    --                    --
Vice Chairman of the Board of          2003       150,000        --                    --                    --
Directors and Vice Chairman            2002       170,833        --                    --                    --


----------
(1) Reflects bonus earned during the fiscal year. In some instances, all or a portion of the bonus was paid during the following fiscal year.
(2)   Options to acquire shares of Common Stock.
(3) Mr. DeLise has served as Chief Financial Officer since April 1995 and was appointed to the additional posts of President in February 2002 and Chief Executive Officer in August 2002.
(4) Consists of $5,500, $6,000 and $6,500 in contributions to PubliCARD's 401(k) plan for 2002, 2003 and 2004, respectively, and $2,880, $2,706 and
      $2,559 for term life and disability insurance payments paid on behalf of Mr. DeLise for 2002, 2003 and 2004, respectively.
(5) Effective January 1, 2005, Mr. Freund and Mr. Goldsmith resigned their officer positions as Chairman and Vice Chairman, respectively. Mr. Freund and Mr. Goldsmith remain as Chairman and Vice Chairman of the Board of Directors. Beginning January 1, 2005, Mr. Freund and Mr. Goldsmith will each receive compensation of $100,000 per year in their capacity as Chairman and Vice Chairman of the Board of Directors.

OPTION GRANTS IN LAST FISCAL YEAR

      During the fiscal year ended December 31, 2004, there were no options granted to the named executive officers.

AGGREGATE STOCK OPTION EXERCISES IN FISCAL YEAR 2004 AND FISCAL YEAR-END OPTION VALUES

      The following table sets forth certain information as of December 31, 2004 concerning exercisable and unexercisable stock options held by the following persons:

                                                          NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED IN-THE-
                                                             OPTIONS AT FISCAL                MONEY OPTIONS AT FISCAL
                                                                 YEAR END                          YEAR END (1)
                         ACQUIRES ON       VALUE      -----------------------------        ----------------------------
         NAME              EXERCISE       REALIZED    EXERCISABLE     UNEXERCISABLE        EXERCISABLE    UNEXERCISABLE
--------------------       --------       --------    -----------     -------------        -----------    -------------
Antonio L. DeLise                --             --        282,500                --                 --               --

Harry I. Freund                  --             --        500,000                --                 --               --

Jay S. Goldsmith                 --             --        500,000                --                 --               --

----------
(1) These values are based on the December 31, 2004 closing price for PubliCARD's common stock on the Over-the-counter Bulletin Board of $.04 per share.

STOCK OPTION PLANS

      Under the 1993 Long-Term Incentive Plan and the 1993 Non-employee Director Stock Option Plan adopted by shareholders of the Company in 1994 and the 1999 Long-Term Incentive Plan and 1999 Stock Option Plan for Non-employee Directors adopted by shareholders of the Company in 1999, the Company may grant stock options, restricted stock options, stock appreciation rights, performance awards and other stock-based awards equivalent to up to 7,300,000 shares of common stock. As of December 31, 2004, a total of 2,041,525 shares of Common Stock in the aggregate were available for grant under the stock option plans.

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

      In the event one of the above-named individuals (a) is terminated as an employee of the Company for any reason other than conviction of a felony or any act of fraud or embezzlement, (b) is disabled for six consecutive months or dies, (c) is not elected and maintained in the office which he now occupies, (d) is not included by the board of directors in the slate of directors recommended to shareholders, (e) receives a reduction in his salary or fringe benefits, (f) experiences a change in his place of employment or is required to travel excessively or (g) experiences other substantial, material and adverse changes in conditions under which the individual's services are to be rendered, within three years following a change of control, the individual will be entitled to receive in a lump sum within 10 days of the date of discontinuance, a payment equal to 2.99 times the individual's average annual compensation for the shorter of (a) the five years preceding the change of control, or (b) the period the individual received compensation from PubliCARD for personal services. Assuming a change of control of the Company and the discontinuance of an individual's services were to occur at the present time, payments in the amounts, assuming there are no "excess parachute payments" as defined in the Internal Revenue Code of 1986 (the "Code"), would be made pursuant to the change of control agreements of approximately $633,000 to each of Mr. Freund and Mr. Goldsmith. In the event any such payment, either alone or together with others made in connection with the individual's discontinuance, is considered to be an excess parachute payment, the individual is entitled to receive an additional payment in an amount which, when added to the initial payment, results in a net benefit to the individual, after giving effect to excise taxes imposed by Section 4999 of the Code and income taxes on such additional payment, equal to the initial payment before such additional payment. Since the change of control agreements would require large cash payments to be made by any person or group effecting a change of control of PubliCARD, absent the assent of a majority of the Continuing Directors, these agreements may discourage hostile takeover attempts of PubliCARD.

      The change of control agreements would have expired on December 1, 2004 but have been and will continue to be automatically extended for a period of one year on each December 1, unless terminated by either party prior to any December
1. In the event a change of control occurs while the change of control agreements are in effect, the term of such agreements will automatically be extended to three years from the date of the change of control and the foregoing renewal option will become inapplicable.

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

      From October 1998 through December 2004, Mr. Freund and Mr. Goldsmith received compensation as Chairman and Vice Chairman of the Company. For the year ended December 31, 2004, annual compensation in such capacity was $150,000 each. On January 1, 2005, Mr. Freund and Mr. Goldsmith resigned their officer positions. Mr. Freund and Mr. Goldsmith remain as Chairman and Vice Chairman of the Board of Directors, respectively. Pursuant to informal arrangements with the Company, effective January 1, 2005, Mr. Freund and Mr. Goldsmith each receive annual compensation at the rate of $100,000 per year as Chairman and Vice Chairman of the Board, respectively, and for providing certain services described below. The arrangements have indefinite terms and are terminable at any time by either party. The compensation received by them is approved from time to time by the Directors Compensation Committee of the Board of Directors.

      Mr. Freund and Mr. Goldsmith provide advice and counsel to the Company on a variety of strategic and financial matters, including business acquisitions and divestitures, raising capital and shareholder relations. Mr. Freund and Mr. Goldsmith do not render any services in connection with the day-to-day operations of the Company. Services are provided on a less than full time basis, with the amount of time varying depending on the activities in which the Company is engaged from time to time. The arrangements with the Company do not provide for a minimum amount of time to be spent on Company matters.

      Mr. Freund and Mr. Goldsmith are each party to an agreement with the Company providing for payments to them under certain circumstances following a change in control of the Company. See "Employment and Change in Control Agreements."

      Balfour occupies a portion of the office space leased by the Company in New York City. The Chairman and Vice Chairman of the Company's Board of Directors are the only shareholders of Balfour. Balfour pays to the Company 50% of the rent and occupancy costs paid by the Company under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. The base rent payable by Balfour is approximately $9,500 per month.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information is furnished as of March 24, 2005 with respect to each class of equity securities of the Company beneficially owned by each person who owns of record or is known by the Company to own beneficially more than 5% of the common stock of the Company and by all directors, nominees and officers and by all directors, nominees and officers as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective shareholders of the Company and the directors, nominees and officers.

                                                          BENEFICIAL OWNERSHIP OF SHARES
                                                              OF COMMON STOCK AS OF        PERCENT OF
       NAME                         POSITION                      MARCH 24, 2005 (1)        CLASS (1)
--------------------        --------------------------    -------------------------------  -----------
Taube Hodson Stonex         N/A                                        2,735,500 (2)         11.1%
Partners Limited
27 St. James Place
London SW1A INR
United Kingdom

Harry I. Freund             Director, Chairman of the                  1,024,957 (3)          4.1%
                            Board of Directors

Jay S. Goldsmith            Director, Vice Chairman of                 1,236,553 (4)          4.9%
                            the Board of Directors

Antonio L. DeLise           Director, President, Chief                   309,500 (5)          1.2%
                            Executive Officer, Chief
                            Financial Officer and
                            Secretary

Clifford B. Cohn            Director                                     210,314 (6)       Less than 1%

L.G. Schafran               Director                                     364,050 (7)          1.5%

Emil Vogel                  Director                                     168,800 (8)       Less than 1%

All directors, nominees
and officers as a group (6 persons)                                    3,301,174  (9)        12.4%


----------
(1) Calculated in accordance with Rule 13d-3 adopted by the SEC under the Exchange Act.

(2) Based on statements on Schedule 13G filed with the SEC on October 11, 1999 and on Form 4 Amendment No. 2 filed with the SEC on January 15, 2004. Taube Hodson Stonex Partners Limited is a discretionary investment advisor to J. Rothschild Assurance Life Fund, St. James Place International Unit Trust, J. Rothschild Assurance Pension Fund, J. Rothschild International Assurance Managed Fund, J. Rothschild International Assurance US$ Managed Fund, TDG Funds Limited, GAM Worldwide Fund and The Partners Fund. Taube Hodson Stonex Partners Limited has power to vote and direct the vote and power to dispose and direct the disposition of shares held by such funds.
(3) Includes 500,000 shares of Common Stock which may be acquired by Mr. Freund within 60 days. Also includes 5,454 shares of Common Stock held by Mr. Freund's spouse over which Mr. Freund has shared voting and investment power but as to which he disclaims any beneficial interest. Also includes 13,000 shares that may be deemed to be owned beneficially by Mr. Freund which are held by the Balfour Defined Benefit Pension Plan (the "Plan"), for which Mr. Freund is a Trustee and Plan Administrator and in which he participates. Mr. Freund disclaims ownership of 5,850 shares of such 13,000 shares.
(4) Includes 500,000 shares of Common Stock which may be acquired by Mr. Goldsmith within 60 days. Also includes 13,000 shares that may be deemed to be owned beneficially by Mr. Goldsmith which are held by the Plan, of which Mr. Goldsmith is a Trustee and Plan Administrator and in which he participates. Mr. Goldsmith disclaims ownership of 7,280 shares of Common Stock held by the Plan.
(5) Includes 282,500 shares which may be acquired by Mr. DeLise within 60 days through the exercise of stock options.
(6) Includes 210,000 shares which may be acquired by Mr. Cohn within 60 days through the exercise of stock options.
(7) Includes 250,000 shares which may be acquired by Mr. Schafran within 60 days through the exercise of stock options. Also includes 114,050 shares of Common Stock held by Mr. Schafran's spouse as to which Mr. Schafran disclaims any beneficial interest.
(8) Includes 110,000 shares which may be acquired by Mr. Vogel within 60 days through the exercise of stock options.
(9) Includes 1,852,500 shares of Common Stock which may be acquired by such persons within 60 days.

      The  following   table  sets  forth  certain  equity   compensation   plan
information for the Company as of December 31, 2004.

                                                                                     NUMBER OF SECURITIES REMAINING
                              NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE          AVAILABLE FOR FUTURE ISSUANCE
                              BE ISSUED UPON EXERCISE       EXERCISE PRICE OF        UNDER EQUITY COMPENSATION PLANS
                              OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES REFLECTED IN
                                WARRANTS AND RIGHTS        WARRANTS AND RIGHTS                 COLUMN (A))
PLAN CATEGORY                           (a)                        (b)                            (c)
--------------------------    -----------------------     --------------------     ----------------------------------
Equity compensation plans
approved by security
holders                                     2,269,475                    $ .51                              2,041,525

Equity compensation plans
not approved by security
holders                                       160,000                   $ 2.50                                     --
                                           ----------                                                      ----------
Total                                       2,429,475                    $ .64                              2,041,525
                                           ==========                                                      ==========

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table summarizes the aggregate fees billed to the Company by Deloitte & Touche LLP, the Company's independent auditor:

                                              2004         2003
                                           ----------    ---------
     Audit fees                            $  177,041    $ 179,758
     Audit-related fees                        15,645       11,038
     Tax fees                                      --           --
     All other fees                                --           --

      Audit-related  fees  consist  of  retirement  plan audit  fees.  The Audit
Committee  requires  that all  services  performed  by Deloitte & Touche LLP are pre-approved prior to the services being performed. All services were pre-approved by the Audit Committee in 2004 and 2003. The Audit Committee has considered whether the provision of non-audit services by the Company's principal auditor are compatible with maintaining auditor independence. Deloitte & Touche LLP did not perform any non-audit services for the Company during 2004 and 2003.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES


(a)   Financial Statements and Financial Statement Schedules.

      1) Financial Statements - See accompanying Index to Consolidated Financial Statements, Page F-1.

      2)    Financial   Statement   Schedules  -  See   accompanying   Index  to
            Consolidated Financial Statements, Page F-1.

(b)   Exhibits:

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

      10.6 Settlement Agreement, dated as of September 23, 2004, by and between the Pension Benefit Guaranty Corporation and PubliCARD, Inc.
            Incorporated by reference from PubliCARD's Current Report on Form 8-K filed on October 14, 2004.

      10.7 Promissory Note, dated as of September 23, 2004 made by PubliCARD, Inc. to the Pension Benefit Guaranty Corporation. Incorporated by reference from PubliCARD's Current Report on Form 8-K filed on October 14, 2004.

      10.8 Security Agreement, dated as of September 23, 2004, made by PubliCARD, Inc. to the Pension Benefit Guaranty Corporation. Incorporated by reference from PubliCARD's Current Report on Form 8-K filed on October 14, 2004.

      10.9 Pledge Agreement, dated as of September 23, 2004, made by PubliCARD, Inc. in favor of the Pension Benefit Guaranty Corporation. Incorporated by reference from PubliCARD's Current Report on Form 8-K filed on October 14, 2004.

      21.1  Subsidiaries of PubliCARD. Filed herewith.

      23.1 Consent letter from Independent Registered Public Accounting Firm. Filed herewith.

      31(i).1 Rule 13a-14(a)/15d-14(a) certification. Filed herewith.

      32.1  Section 1350 certification. Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               PUBLICARD,  INC.
                                               (Registrant)

Date: March 30, 2005                           By: /s/ ANTONIO L. DELISE
                                                 -------------------------------
                                                 Antonio L. DeLise, President,
                                                 Chief Executive Officer, Chief
                                                 Financial Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 30, 2005                           By:  /s/ ANTONIO L. DELISE
                                                 -------------------------------
                                                 Antonio L. DeLise, President,
                                                 Chief Executive Officer, Chief
                                                 Financial Officer and Director


Date: March 30, 2005                           By:  /s/ CLIFFORD B. COHN
                                                 -------------------------------
                                                 Clifford B. Cohn, Director


Date: March 30, 2005                           By:  /s/ HARRY I. FREUND
                                                 -------------------------------
                                                 Harry I. Freund, Chairman and
                                                 Director


Date: March 30, 2005                           By:  /s/ JAY S. GOLDSMITH
                                                 -------------------------------
                                                 Jay S. Goldsmith, Vice Chairman
                                                 and Director


Date: March 30, 2005                           By:  /s/ L. G. SCHAFRAN
                                                 -------------------------------
                                                 L. G. Schafran, Director


Date: March 30, 2005                           By:  /s/ EMIL VOGEL
                                                 -------------------------------
                                                 Emil Vogel, Director

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements

Report of Independent Registered Public Accounting Firm......................F-2

Consolidated balance sheets as of December 31, 2004 and 2003.................F-3

Consolidated statements of operations for the years ended
  December 31, 2004, 2003 and 2002...........................................F-4

Consolidated statements of shareholders' equity (deficiency) for the years ended December 31, 2004, 2003 and 2002...............................F-5

Consolidated statements of cash flows for the years ended
  December 31, 2004, 2003 and 2002...........................................F-6

Notes to consolidated financial statements......................F-7 through F-23


Schedule

Report of Independent Registered Public Accounting Firm on schedule.........F-24

Schedule II - Valuation and qualifying accounts.............................F-25


      All other schedules required by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PubliCARD, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of PubliCARD, Inc. and subsidiary companies (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the three years ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PubliCARD, Inc. and subsidiary companies as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 24, 2005

                                                 PUBLICARD, INC.
                                            AND SUBSIDIARY COMPANIES

                                           CONSOLIDATED BALANCE SHEETS
                                           DECEMBER 31, 2004 AND 2003

                                                                                            2004         2003
                                                                                          ---------    ---------
                                                                                    (in thousands, except share data)
                                          ASSETS
Current assets:
     Cash, including short-term investments of $1,837 and $3,501 in 2004 and
          2003, respectively                                                              $   1,943    $   3,580
     Trade receivables, less allowance for doubtful accounts of $48 and $115 in 2004
          and 2003, respectively                                                                827        1,133
     Inventories                                                                                558          635
     Prepaid insurance and other                                                                440          440
                                                                                          ---------    ---------
          Total current assets                                                                3,768        5,788

Equipment and leasehold improvements, net                                                       127          191
Goodwill and intangibles                                                                        782          822
Other assets                                                                                    396          598
                                                                                          ---------    ---------
                                                                                          $   5,073    $   7,399
                                                                                          =========    =========

                         LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
     Trade accounts payable and overdraft                                                 $   1,358    $   1,569
     Accrued liabilities                                                                      1,005        5,206
                                                                                          ---------    ---------
          Total current liabilities                                                           2,363        6,775

Note payable                                                                                  7,501           --
Other non-current liabilities                                                                   368        3,552
                                                                                          ---------    ---------
          Total liabilities                                                                  10,232       10,327
                                                                                          ---------    ---------

Commitments and contingencies (Note 7)

Shareholders' deficiency:
     Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized; 565
          shares issued and outstanding as of December 31, 2004 and 2003, respectively        2,825        2,825
     Common shares, $0.10 par value: 40,000,000 shares authorized; 24,690,902
          shares issued and outstanding as of December 31, 2004 and 2003, respectively        2,469        2,469
     Additional paid-in capital                                                             108,119      108,119
     Accumulated deficit                                                                   (118,476)    (113,617)
     Other comprehensive loss                                                                   (96)      (2,724)
                                                                                          ---------    ---------
          Total shareholders' deficiency                                                     (5,159)      (2,928)
                                                                                          ---------    ---------
                                                                                          $   5,073    $   7,399
                                                                                          =========    =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                          PUBLICARD, INC.
                                     AND SUBSIDIARY COMPANIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                          2004            2003            2002
                                                      ------------    ------------    ------------
                                                           (in thousands, except share data)

Revenues                                              $      4,395    $      4,781    $      4,605

Cost of revenues                                             2,010           2,316           2,455
                                                      ------------    ------------    ------------
     Gross margin                                            2,385           2,465           2,150
                                                      ------------    ------------    ------------
Operating expenses:
     General and administrative                              2,330           2,708           3,235
     Sales and marketing                                     1,671           1,844           1,877
     Product development                                       716             584             605
     Amortization of intangibles                                40              40             576
     Impairment of goodwill and intangibles                     --              --           1,365
                                                      ------------    ------------    ------------
                                                             4,757           5,176           7,658
                                                      ------------    ------------    ------------
Loss from operations                                        (2,372)         (2,711)         (5,508)
                                                      ------------    ------------    ------------
Other income (expenses):
     Interest income                                            27              15              71
     Interest expense                                          (22)            (12)            (39)
     Cost of retirement benefits - non-operating              (405)           (903)           (795)
     Loss on pension settlement                             (2,739)             --              --
     Write-down of minority investment                          --          (3,000)         (2,068)
     Gain on insurance recoveries                              647           4,590              --
     Other income                                                5             428              80
                                                      ------------    ------------    ------------
                                                            (2,487)          1,118          (2,751)
                                                      ------------    ------------    ------------
Loss  from continuing operations                            (4,859)         (1,593)         (8,259)
Income from discontinued operations                             --              --           1,066
                                                      ------------    ------------    ------------
Net loss                                              $     (4,859)   $     (1,593)   $     (7,193)
                                                      ============    ============    ============

Basic and diluted earnings (loss) per common share:
     Continuing operations                            $       (.20)   $       (.07)   $       (.34)
     Discontinued operations                                    --                             .04
                                                      ------------    ------------    ------------
                                                      $       (.20)   $       (.07)   $       (.30)
                                                      ============    ============    ============
Weighted average common shares outstanding              24,690,902      24,469,748      24,179,364
                                                      ============    ============    ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                          PUBLICARD, INC.
                                                     AND SUBSIDIARY COMPANIES

                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                       FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                 Class A
                             Preferred Stock               Common Shares                                                  Share-
                         ------------------------    -----------------------   Additional                    Other       holders'
                           Shares                      Shares                   Paid-in    Accumulated   Comprehensive    Equity
                           Issued        Amount        Issued       Amount      Capital      Deficit         Loss      (Deficiency)
                         ----------    ----------    ----------   ----------   ----------   ----------    ----------    ----------
                                                 (in thousands, except share data)

Balance -
  January 1, 2002               780    $    3,900    24,153,402   $    2,415   $  107,098   $ (104,831)   $   (1,098)   $    7,484

Conversion of
  preferred
  stock                         (15)          (75)       37,500            4           71           --            --            --

Comprehensive loss:
    Net loss                     --            --            --           --           --       (7,193)           --        (7,193)
    Foreign currency
     translation
     adjustment                  --            --            --           --           --           --           112           112
    Minimum
     pension
     liability                   --            --            --           --           --           --        (1,405)       (1,405)
                         ----------    ----------    ----------   ----------   ----------   ----------    ----------    ----------
       Total
        comprehensive
        loss                                                                                                                (8,486)
                                                                                                                        ----------
Balance -
  December 31, 2002             765         3,825    24,190,902        2,419      107,169     (112,024)       (2,391)       (1,002)
                         ----------    ----------    ----------   ----------   ----------   ----------    ----------    ----------
Conversion of
  preferred stock              (200)       (1,000)      500,000           50          950           --            --            --

Comprehensive loss:
    Net loss                     --            --            --           --           --       (1,593)           --        (1,593)
    Foreign currency
     translation
       adjustment                --            --            --           --           --           --            10            10
    Minimum
     pension
     liability                   --            --            --           --           --           --          (343)         (343)
                         ----------    ----------    ----------   ----------   ----------   ----------    ----------    ----------
       Total
        comprehensive
        loss                                                                                                                (1,926)
                                                                                                                        ----------
Balance -
  December 31, 2003             565         2,825    24,690,902        2,469      108,119     (113,617)       (2,724)       (2,928)
                         ----------    ----------    ----------   ----------   ----------   ----------    ----------    ----------
Comprehensive loss:
    Net loss                     --            --            --           --           --       (4,859)           --        (4,859)
    Foreign currency
     translation
     adjustment                  --            --            --           --           --           --           (21)          (21)
    Pension settlement           --            --            --           --           --           --         2,649         2,649
                         ----------    ----------    ----------   ----------   ----------   ----------    ----------    ----------
     Total
      comprehensive
      loss                                                                                                                  (2,231)
                                                                                                                        ----------
Balance -
  December 31, 2004             565    $    2,825    24,690,902   $    2,469   $  108,119   $ (118,476)   $      (96)   $   (5,159)
                         ==========    ==========    ==========   ==========   ==========   ==========    ==========    ==========


The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                           PUBLICARD, INC.
                                      AND SUBSIDIARY COMPANIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                        2004       2003       2002
                                                                       -------    -------    -------
                                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $(4,859)   $(1,593)   $(7,193)
     Adjustments to reconcile net loss to net cash used
              in operating activities:
          Loss on pension settlement                                     2,739         --         --
          Gain from discontinued operations                                 --         --     (1,066)
          Gain on insurance recoveries                                    (647)    (4,590)        --
          Write-down of minority investment                                 --      3,000      2,068
          Amortization of intangibles                                       40         40        576
          Impairment of goodwill and intangibles                            --         --      1,365
          Depreciation and amortization                                    116        153        205
          Gain on disposal of property and fixed assets                     --       (286)        --
          Changes in assets and liabilities:
             Trade receivables                                             397       (239)       686
             Inventories                                                   132        281       (248)
             Prepaid insurance and other current assets                    102         37        404
             Other assets                                                   --        293        533
             Trade accounts payable and overdraft                         (185)       258        (27)
             Accrued liabilities                                           541      2,455       (135)
             Other non-current liabilities                                (701)    (1,999)    (2,253)
                                                                       -------    -------    -------
              Net cash used in operating activities                     (2,325)    (2,190)    (5,085)
                                                                       -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                  (48)       (11)       (28)
     Proceeds from insurance recoveries, net of funds held in escrow       727      4,118         --
     Proceeds from discontinued operations and sale of  property
              and fixed assets                                               5        371      1,865
     Other                                                                   2         (3)        47
                                                                       -------    -------    -------
               Net cash provided by investing activities                   686      4,475      1,884
                                                                       -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES                                        --         --         --
                                                                       -------    -------    -------
Effect of exchange rate changes on cash and cash equivalents                 2          5         12
                                                                       -------    -------    -------

Net increase (decrease) in cash                                         (1,637)     2,290     (3,189)
Cash - beginning of period                                               3,580      1,290      4,479
                                                                       -------    -------    -------
Cash - end of period                                                   $ 1,943    $ 3,580    $ 1,290
                                                                       =======    =======    =======
Cash paid for interest                                                 $    22    $    12    $    81
                                                                       =======    =======    =======


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

LIQUIDITY AND GOING CONCERN CONSIDERATIONS
      These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $1.9 million at December 31, 2004. The Company also had a shareholders' deficiency of $5.2 million December 31, 2004.

      The Company sponsored a defined benefit pension plan (the "Plan") that was frozen in 1993. In January 2003, the Company filed a notice with the Pension Benefit Guaranty Corporation (the "PBGC") seeking a "distress termination" of the Plan. In September 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan's trustee. See Note 5 for further information on the Plan termination. As a result of the Plan termination, the Company's 2003 and 2004 funding requirements due to the Plan amounting to $3.4 million through September 15, 2004 were eliminated. As such, management believes that existing cash and short term investments may be sufficient to meet the Company's operating and capital requirements at the currently anticipated levels through December 31, 2005. However, additional capital will be necessary in order to operate beyond December 31, 2005 and to fund the current business plan and other obligations. While the Company is considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it is not likely to be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which would have a material

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adverse effect on its business and results of operations and is likely to lead the Company to seek bankruptcy protection. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

INVENTORIES
      Inventories are stated at lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. Inventories at December 31, 2004 and 2003 consisted of the following (in thousands):

                                               2004       2003
                                               ----       ----
Raw materials and work-in-process              $468       $486
Finished goods                                   90        149
                                               ----       ----
                                               $558       $635
                                               ====       ====

DEPRECIATION AND AMORTIZATION
      Equipment and leasehold improvements are stated at cost. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation for equipment is computed using the straight-line method over estimated useful lives of three to five years. Amortization for leasehold improvements is computed using the lesser of the estimated useful life or the life of the lease. Equipment and leasehold improvements at December 31, 2004 and 2003 consisted of the following (in thousands):

                                              2004       2003
                                            -------    -------
Equipment, furniture and fixtures           $ 1,123    $ 1,093
Leasehold improvements                           58        224
Accumulated depreciation and amortization    (1,054)    (1,126)
                                            -------    -------
                                            $   127    $   191
                                            =======    =======

      Depreciation and amortization expense was $116,000, $153,000 and $205,000 in 2004, 2003 and 2002, respectively.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company determines the fair value of its sole reporting unit primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relies primarily on the implied fair value using a multiple of revenues for several entities with comparable operations and economic characteristics. Significant assumptions used in the discounted cash valuation included estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor. The Company performs its annual goodwill impairment test during the fourth quarter absent any interim impairment indicators. The carrying value of goodwill as of December 31, 2004 and 2003 was $782,000.

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

      The gross carrying amount and accumulated amortization of intangible assets at December 31, 2004 and 2003 consisted of the following (in thousands):

                                              2004       2003
                                            -------    -------

Gross carrying amount                       $ 1,881    $ 1,881
Accumulated amortization                     (1,881)    (1,841)
                                            -------    -------
                                            $    --    $    40
                                            =======    =======

      Amortization of intangibles for 2004, 2003 and 2002 was $40,000, $40,000 and $576,000, respectively.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

STOCK-BASED COMPENSATION
      The Company accounts for employee stock-based compensation cost using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure".

      At December 31, 2004, the Company had four fixed stock-based compensation plans, which are described more fully in Note 6. The exercise price of each option granted pursuant to these plans is equal to the market price of the Company's common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been as follows (in thousands, except per share data):

                                                   2004       2003       2002
                                                 -------    -------    -------

Net loss, as reported                            $(4,859)   $(1,593)   $(7,193)
Deduct: Total stock-based compensation
 expense determined under fair value based
 method                                             (126)      (490)      (172)
                                                 -------    -------    -------
Pro forma net loss                               $(4,985)   $(2,083)   $(7,365)
                                                 =======    =======    =======
Basic and diluted loss per share:
  As reported                                    $  (.20)   $  (.07)   $  (.30)
                                                 =======    =======    =======
  Pro forma                                      $  (.20)   $  (.09)   $  (.30)
                                                 =======    =======    =======

      For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used to estimate the value of the options included in the pro forma amounts and the weighted average estimated fair value of an option granted are as follows:

                                             2004        2003        2002
                                         --------    --------    --------

Expected option term (years)                  5.0         5.0         5.0
Expected volatility                         353.0%       93.0%       75.0%
Risk-free interest rate                       3.7%        3.4%        3.5%
Weighted average fair value per option   $    .06    $    .05    $    .16

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS (LOSS) PER COMMON SHARE
      Basic net income (loss) per common share is based on net income divided by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options, warrants and convertible preferred stock at the later of the beginning of the year or date of issuance. Diluted net income (loss) per share was the same as basic net income (loss) per share in 2004, 2003 and 2002 since the effect of stock options and convertible preferred stock were anti-dilutive. Shares issuable pursuant to stock options and convertible preferred stock were 3,841,975, 4,057,475 and 5,215,635 as of December 31, 2004, 2003 and 2002, respectively.

FOREIGN CURRENCY TRANSLATION
      The local currency of the Company's foreign (United Kingdom) subsidiary is its functional currency. Assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at the current exchange rate. Statement of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are a component of accumulated comprehensive loss included in shareholders' equity.


FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
      The carrying amount of financial instruments, including cash and short-term investments, accounts receivable, accounts payable and accrued liabilities, approximates fair value. The fair value of long-term debt is estimated based on current rates which could be offered to the Company for debt of the same remaining maturity. The estimated fair value of the Company's long term debt as of December 31, 2004 was as follows (in thousands):

                                         CARRYING     FAIR
                                          AMOUNT      VALUE
                                         --------    --------
    Long-term debt                       $  7,501      $1,860

      Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and short-term investments and accounts receivable. The Company maintains all of its cash and short-term investments with high-credit quality financial institutions. The Company's customer base consists of businesses principally in Europe (with a concentration in the United Kingdom) and the United States. For the years ended December 31, 2004 and 2003, no one customer accounted for more than 10% of revenues. Amounts due from two customers represented approximately 21% and 13%, respectively, of the accounts receivable balance as of December 31, 2004.

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS
      Research and development costs are expensed as incurred. In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes eligible computer software costs upon achievement of technological feasibility subject to net realizable value considerations. Through December 31, 2004, such costs eligible for capitalization were insignificant. Accordingly, all such costs have been charged to product development expenses.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS
      In December 2004, the FASB issued SFAS No. 123R (revised 2004), "Share-Based Payment" This statement requires compensation costs related to share-based payment transactions to be recognized in financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. The Company will adopt SFAS No. 123R in the third quarter of 2005. SFAS No. 123R applies to all awards granted after June 30, 2005 and to previously-granted awards unvested as of the adoption date. The adoption of the statement is not expected to have a material impact on Company's consolidated financial positions, results of operations and cash flows.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Cost, an amendment of ARB No. 43, Chapter 4." This statement amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provision of the statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the statement is not expected to have a material effect on the Company's consolidated financial positions, results of operations and cash flows.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." This statement amends APB No. 29, "Accounting for Nonmonetary Transactions," to eliminate the exception for nonmonetary exchanges of similar productive assets under APB No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of the statement is not expected to have a material effect on the Company's consolidated financial positions, results of operations and cash flows.

NOTE 2 - INVESTMENTS

      In December 2000, the Company acquired an ownership interest in TecSec, Incorporated, a Virginia corporation ("TecSec"), for $5.1 million. TecSec develops and markets encryption products and solutions, which are designed to enable the next generation information security for the enterprise, multi-enterprise e-business and other markets. The TecSec investment, amounting to a 5% ownership interest on a fully diluted basis, has been accounted for at cost. The Company has certain anti-dilutive rights whereby its ownership interest may be increased following contributions of additional third-party capital. In the third quarter of 2002, the Company determined that the investment in TecSec had been impaired and recorded a charge of $2.1 million. The Company attributed the impairment to a general decline in valuations of technology entities, the difficulties in raising capital and TecSec's recurring operating losses. In the fourth quarter of 2003, the Company determined that the investment had been further impaired and recorded a charge of $3.0 million. The Company attributed this further impairment to the delay in anticipated government sector awards involving information security technology and TecSec's ongoing operating losses and liquidity issues. The impairment charges are included in "Other income (expenses)". TecSec is currently evaluating alternative sources of financing to meet ongoing capital and operating needs, although there is no assurance that it will be able to obtain financing or continue in operations. Future recoveries, if any, from the Company's ownership interest in TecSec will be recorded as income upon receipt.

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

wind-down of this venture, the Company wrote-off the entire investment in Mako in 2002. During 2002, the Company also realized proceeds of $224,000 from the sale of smart card reader and chip inventory, which had been previously written-off. The Mako write-off and inventory proceeds are reflected in "Other income (expenses)".

NOTE 3 - SHAREHOLDERS' EQUITY

      On December 6, 2000, the Company completed the private placement of 525,000 shares of common stock and 790 shares of Class A Preferred Stock, Second Series ("Class A Preferred Stock"), a newly designated series of convertible preferred stock, resulting in aggregate proceeds of $5.0 million to PubliCARD. The securities were sold to institutional investors and other accredited investors in the U.S. and Europe. Each share of Class A Preferred Stock is convertible into 2,500 shares of common stock. Therefore, the shares of common stock issued plus the shares of common stock issuable upon conversion of the Class A Preferred Stock aggregate 2.5 million common shares. The proceeds from the private placement were used to acquire the ownership interest in TecSec. In 2003 and 2002, 200 shares and 15 shares of Class A Preferred Stock were converted into 500,000 shares and 37,500 shares, respectively, of PubliCARD's common stock. As of December 31, 2004 and 2003 there were 565 shares of Class A Preferred Stock outstanding. The Class A Preferred Stock has a liquidation preference of $5,000 per share.

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

NOTE 4 - INCOME TAXES

      The loss from continuing operations consisted of the following (in thousands):

                                           2004        2003        2002
                                         --------    --------    --------

United States                            $ (3,927)   $   (508)   $ (4,686)
Foreign                                      (932)     (1,085)     (3,573)
                                         --------    --------    --------
                                         $ (4,859)   $ (1,593)   $ (8,259)
                                         ========    ========    ========

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of taxes computed at the U.S. Federal statutory tax rate to income tax expense for continuing operations follows (in thousands):

                                                 2004       2003       2002
                                                -------    -------    -------

Federal taxes, at statutory rate                $(1,701)   $  (558)   $(2,890)
Effect of domestic and foreign losses with no
   tax benefit                                    1,686        543      2,204
Amortization of goodwill and other
  non-deductible expenses                            15         15        686
                                                -------    -------    -------
Income tax expense                              $    --    $    --    $    --
                                                =======    =======    =======

      The components of net deferred taxes are as follows (in thousands):

                                                 2004       2003
                                               --------   --------

Net operating loss carryforward                $ 23,671   $ 24,583
Pension expense                                   2,540      1,417
Other, net                                          (51)       (26)
                                               --------   --------
                                                 26,160     25,974
Less valuation allowance                        (26,160)   (25,974)
                                               --------   --------
Net deferred taxes                             $     --   $     --
                                               ========   ========

      As of December 31, 2004, approximately $67.6 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 2005 through 2024, were available to offset future taxable income. The carryforwards expire as follows (in thousands):

              YEAR ENDING
              DECEMBER 31,                                 AMOUNT
              ------------                               ---------
              2005                                       $   6,700
              2006                                           2,400
              2007                                           4,300
              2008                                           5,000
              2009                                           2,300
              2010 - 2024                                   46,900
                                                         ---------
                                                         $  67,600
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

      At December 31, 2004, the Company's foreign subsidiary had a net operating loss carryforward for income tax purposes of approximately $4.6 million. The operating loss carryforward has no expiration period. For financial reporting purposes, a valuation allowance of $1.4 million has been recognized to offset the deferred tax asset relating to this carryforward.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - EMPLOYEE BENEFITS

DEFINED CONTRIBUTION PLAN
      The Company maintains a 401(k) plan for its U.S. employees. The assets of the Company's 401(k) plan are held by an outside fund manager and are invested in accordance with the instructions of the individual plan participants. The Company's matching contributions totaled $10,000, $9,000 and $14,000 in 2004, 2003 and 2002, respectively.

DEFINED BENEFIT PLAN
      The Company sponsored a defined benefit pension plan that was frozen in 1993. In January 2003, the Company filed a notice with the PBGC seeking a "distress termination" of the Plan. Pursuant to the Agreement for Appointment of Trustee and Termination of Plan between the PBGC and the Company, effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan's trustee. As a result, the PBGC has assumed responsibility for paying the obligations to Plan participants. Under the terms of the Settlement Agreement, effective September 23, 2004, between the PBGC and the Company (the "Settlement Agreement"), the Company is liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing a non-interest bearing note (the "Note"), dated September 23, 2004, payable to the PBGC with a face amount of $7.5 million. A loss on the termination of the Plan of $2.7 million was recorded in the third quarter of 2004.

      Pursuant to the Security Agreement and Pledge Agreement, both dated September 23, 2004, the Note is secured by (a) all presently owned or hereafter acquired real or personal property and rights to property of the Company and (b) the common and preferred stock of Infineer and TecSec owned by the Company.

      The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries (as defined below). Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). Net Recoveries, as defined in the Settlement Agreement, is the net cash proceeds received by the Company with respect to transactions consummated after March 31, 2003 from (a) the sale of the Company's interest in Infineer and TecSec, real property in Louisiana and any other real or personal property assets and (b) any recoveries from the Company's historic insurance program. As of December 31, 2004, Net Recoveries was approximately $3.4 million.

      In the event of default by the Company under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

      Information regarding the Plan, measured as of December 31, 2003, was as follows (in thousands):

      Change in benefit obligation:
      Benefit obligation at beginning of year            $   9,354
      Interest cost                                            531
      Benefit payments                                        (916)
      Actuarial (gain) or loss                                 778
                                                         ---------
      Benefit obligation at end of year                      9,747
                                                         ---------

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Change in plan assets:
 Fair value of plan assets at beginning of year     3,210
 Actual return on plan assets                         542
 Employer contributions                                --
 Benefit payments and plan expenses                  (947)
                                                  -------
 Fair value of plan assets at end of year           2,805
                                                  -------

 Funded status                                     (6,942)
 Unrecognized transition obligation                    --
 Unrecognized prior service cost                        2
 Unrecognized net loss                              2,649
                                                  -------
                                                  $(4,291)
                                                  =======

      Amounts recognized in statement of financial position consist of:

Accrued benefit liability                         $(6,942)
Intangible asset                                        2
Accumulated comprehensive loss                      2,649
                                                  -------
Net amount recognized                             $(4,291)
                                                  =======

     Cost of retirement benefits - non-operating of $405,000, $903,000 and $795,000 in 2004, 2003 and 2002, respectively, includes the net periodic pension cost and other Plan related expenses. The components of the net periodic pension cost were as follows (in thousands):

                                         2004     2003     2002
                                        -----    -----    -----
Interest cost                           $ 348    $ 531    $ 611
Expected return on plan assets            (87)    (162)    (268)
Amortization of transition obligation      --      293      293
Amortization of net (gain) loss            83       86       --
                                        -----    -----    -----
Net periodic pension cost               $ 344    $ 748    $ 636
                                        =====    =====    =====

      The unrecognized transition obligation was zero at December 31, 2003 and, accordingly, there was no further amortization expense related to this component of net periodic pension cost in 2004. As a result of the termination of the Plan, net periodic pension cost will be zero prospectively.

      The change in the minimum liability included in other comprehensive income was as follows (in thousands):

                                                  2004        2003       2002
                                               ---------    --------   --------
Other comprehensive income                     $  (2,649)   $    343   $  1,405


      The assumptions used to determine the net periodic pension cost for the years ending December 31, 2004, 2003 and 2002 and the benefit obligation as of December 31, 2003 were are follows:

                                       NET PERIODIC           BENEFIT
                                       PENSION COST          OBLIGATION
                                 ----------------------      ----------
                                 2004     2003     2002         2003
                                 ----     ----    -----         ----
Discount rate                     5.0%    6.0%    7.25%         5.0%
Long-term rate of return          5.0%    6.0%     8.0%         N/A

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      As discussed above, in January 2003 the Company filed a notice with the PBGC seeking a distress termination of the Plan. The discount rate and long-term rate of return assumptions were decreased in 2004 and 2003 to reflect the Plan's short time horizon due to the pending termination request.

      The Plan's asset allocation at December 31, 2003, by asset category was as follows:

                                                            2003
                                                         ---------
      Equity securities                                         64%
      Government bonds                                          23%
      Corporate bonds                                            4%
      Money market and accrued income                            9%
                                                         ---------
                                                               100%
                                                         =========

      The investment objectives of the Plan was to diversify assets in order to reduce the risk of wide swings in market value from year-to-year, to provide asset growth at a rate in excess of the rate of inflation and to achieve a positive rate of return over the long term that significantly contributes to meeting the Plan's obligations. The target asset mix guidelines were 60% equity securities and 40% investment grade debt securities. Equity securities included PubliCARD common stock in the amount of approximately $9,000 at December 31, 2003 (less than 1% of total plan assets).

      Prior to 2003, the Company's funding policy had been to contribute amounts sufficient to meet the minimum funding requirements as set forth in employee benefit and tax laws. Contributions to the Plan were $1.1 million in 2002.

NOTE 6 - STOCK OPTIONS AND WARRANTS

      The Company has issued stock options pursuant to four fixed stock-based compensation plans and made special stock option awards to certain directors, consultants and employees. A summary of shares purchasable upon the exercise of stock options as of December 31, 2004, 2003 and 2002 are as follows:

                                          2004        2003        2002
                                       ---------   ---------   ---------
Fixed stock-based compensation plans   2,269,475   2,292,975   2,939,175
Special stock options                    160,000     352,000     363,960
                                       ---------   ---------   ---------
                                       2,429,475   2,644,975   3,303,135
                                       =========   =========   =========

FIXED STOCK-BASED COMPENSATION PLANS
      The Company has four stock-based compensation plans that provide for the granting of incentive and non-qualified stock options, restricted stock, stock appreciation rights, performance awards and other stock-based awards to employees, non-employee directors and consultants. Under these plans adopted by shareholders of the Company, the Company may grant up to 7,300,000 shares of common stock. The plans are administered by either the Board of Directors of the Company or the Compensation Committee of the Board of Directors. The exercise price of each option granted was equal to the market price of the Company's common stock on the date of grant. Stock options granted to non-employee directors expire five years from the date of grant and vest immediately. Stock options granted to employees generally expire five or ten years from the date of grant. Prior to 1999, stock options granted to employees vested immediately. Grants subsequent to 1998 generally vest over three or four years. As of December 31, 2004, there were 2,041,525 shares available for grant under the fixed stock-based compensation plans.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      A summary of the stock options issued pursuant to the fixed stock-based compensation plans as of December 31, 2004, 2003 and 2002 and changes during the years then ended is presented below:

                                    2004                       2003                     2002
                             -------------------       --------------------     --------------------
                                        AVERAGE                    AVERAGE                  AVERAGE
                                        EXERCISE                   EXERCISE                 EXERCISE
                               SHARES    PRICE          SHARES      PRICE         SHARES     PRICE
                             ---------  --------       ---------   --------     ---------   --------
Balance at January 1         2,292,975  $    .79       2,939,175   $   1.01     4,608,450   $   1.07
Granted                         90,000       .05          90,000        .07        90,000        .25
Exercised                           --        --              --         --            --         --
Canceled                      (113,500)     5.67        (736,200)      1.58    (1,759,275)      1.13
                             ---------                 ---------               ----------
Balance at December 31       2,269,475       .51       2,292,975        .79     2,939,175       1.01
                             =========                 =========               ==========

A summary of the Company's stock options outstanding and exercisable issued pursuant to the fixed stock-based compensation plans as of December 31, 2004, is as follows:

                                          OUTSTANDING                      EXERCISABLE
                             -----------------------------------     ----------------------
                                                       WEIGHTED                    WEIGHTED
                                                       AVERAGE                     AVERAGE
RANGE OF                                  CONTRACTUAL  EXERCISE                    EXERCISE
EXERCISE PRICE                SHARES         LIFE       PRICE          SHARES        PRICE
--------------               ---------       ----    -----------      ---------      ------
$.05 to $.07                   180,000       4.1         $.06           180,000       $.06
$.25 to $.40                 1,952,350       4.4          .38         1,952,350        .38
$2.06 to $4.00                 137,125        .6         2.98           137,125       2.98
                             ---------                                ---------
$.05 to $4.00 (all options)  2,269,475       4.1          .51         2,269,475        .51
                             =========                                =========

SPECIAL STOCK OPTIONS AND STOCK AWARDS
      The Company has issued special stock options outside of the fixed stock option plans. As of December 31, 2004, there are a total of 160,000 special stock options outstanding. All of such options are currently exercisable. No special stock options were granted or exercised in 2004, 2003 or 2002.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEASES
      The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next four years. Certain of these operating leases provide the Company with the option, after the initial lease term, to either purchase the property or renew the lease. Total rent expense for all operating leases amounted to approximately $254,000 in 2004, $241,000 in 2003 and $221,000 in 2002.

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Minimum   payments  for  operating  leases  having  initial  or  remaining non-cancelable terms in excess of one year are as follows (in thousands):

                                        MINIMUM
      YEAR ENDING                        LEASE        SUBLEASE
      DECEMBER 31,                      PAYMENTS        INCOME          NET
      ------------                      --------       --------       --------
      2005                              $    350       $    114       $    236
      2006                                   315            114            201
      2007                                   148             38            110
      2008                                    48             --             48
      Remainder                               --             --             --
                                        --------       --------       --------
        Total minimum lease payments    $    861       $    266       $    595
                                        ========       ========       ========

      Balfour Investors Inc. ("Balfour") occupies a portion of the office space leased by the Company in New York City. The Chairman and Vice Chairman of the Company's Board of Directors are the only shareholders of Balfour. Balfour pays to the Company 50% of the rent and occupancy costs paid by the Company under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. The base rent payable by Balfour is approximately $9,500 per month.

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

GRANTS AND BANK FINANCING
      The Company has received grants from several government agencies in the United Kingdom. These grants have been used for marketing, research and
development  and  other  governmental   business   incentives  such  as  general
employment. Such grants require the Company to maintain certain levels of operations and employment in Northern Ireland. As of December 31, 2004, the Company has a contingent liability to repay, in whole or part, grants received of approximately $510,000 in the event the Company becomes insolvent or otherwise violates the terms of such grants. As of December 31, 2004, the Company is in compliance with the terms of the grants.

      Infineer has an overdraft facility with a bank in Northern Ireland, which allows for the maximum borrowing of 240,000 British pounds. This facility is secured by all of Infineer's assets and bears an interest rate at the bank's base rate plus 2% (approximately 6.75% at December 31, 2004). As of December 31, 2004, Infineer had borrowings outstanding under this facility totaling 181,000 British pounds (or the equivalent of $347,000).

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

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      In November 2002, the Company and the individual defendants served with the action filed a demurrer seeking the dismissal of six of the plaintiffs' nine purported causes of action. In January 2003, the court ruled in favor of the demurrer and dismissed the entire complaint. The plaintiffs were granted the right to replead and subsequently filed an amended complaint in February 2003. The Company and individual defendants filed a second demurrer in March 2003. In June 2003, the court ruled in favor of the demurrer and dismissed, without leave to amend, six of the eleven purported causes of action in the amended complaint. Discovery has commenced and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damages, or range of damages, if any, that the Company might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to the Company, it could have a material adverse effect on the Company's operations, cash flow and financial position.

      The Company incurred approximately $200,000 in defense costs in 2002. No additional costs have been incurred in 2003 and 2004. Notice of the commencement of this action has been given to the Company's directors and officers liability insurance carriers. The Company's directors and officers liability insurance carriers are funding the additional costs of defending this action, subject to the carriers' reservation of rights.

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

CHANGE OF CONTROL AGREEMENTS
      The Company is a party to change of control agreements, which provide for payments to certain directors under certain circumstances following a change of control. Since the change of control agreements require large cash payments to be made by any person effecting a change of control, these agreements may discourage takeover attempts. The change of control agreements provide that, if the services of any person party to a change of control agreement are terminated within three years following a change of control, that individual will be entitled to receive, in a lump sum within 10 days of the termination date, a payment equal to 2.99 times that individual's average annual compensation for the shorter of the five years preceding the change of control and the period the individual received compensation from us for personal services. Assuming a change of control was to occur at the present time, payments of $633,000 each would be made to the Company's Chairman and Vice Chairman. If any such payment, either alone or together with others made in connection with the individual's termination, is considered to be an excess parachute payment under the Internal Revenue Code, the individual will be entitled to receive an additional payment in an amount which, when added to the initial payment, would result in a net benefit to the individual, after giving effect to excise taxes imposed by
Section 4999 of the Internal Revenue Code and income taxes on such additional payment, equal to the initial payment before such additional payment and the Company would not be able to deduct these initial or additional payments for income tax purposes.

INSURANCE AND OTHER RECOVERIES
      During 2003, the Company entered into three binding settlements with various historical insurers that resolved certain claims (including certain future claims) under policies of insurance issued to the Company by those insurers. As a result of the settlements, after allowance for associated expenses, offsetting adjustments and amounts held in escrow, the Company received net proceeds of approximately $4.1 million in 2003. Pursuant to one of the settlements, an additional net amount of approximately $470,000 was placed in escrow to secure the payment of certain indemnification obligations. Absent

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any indemnity claims, amounts will be released from escrow beginning September 30, 2004 and ending June 30, 2006. During 2004, net cash released from escrow amounted to approximately $84,000. The Company recognized a gain from these settlements of approximately $4.6 million in 2003.

      In February 2004, the Company entered into a binding agreement to assign to a third party certain insurance claims against a group of historic insurers. In July 2004, the assignment was supplemented to include several additional insurers. The claims involve several historic general liability policies of insurance issued to the Company. As a result of the assignment, after allowance for associated expenses and offsetting adjustments, the Company received net proceeds of approximately $647,000 in 2004. The Company recognized a gain from this assignment of $647,000 in 2004.

      The Company is also in discussions with other insurance markets regarding the status of certain policies of insurance. It cannot be determined whether any additional amounts may be recovered from these other insurers nor can the timing of any such additional recoveries be determined.

      In October 2003, the Company sold a parcel of land in Louisiana resulting in net proceeds of approximately $370,000. The Company recognized a gain of approximately $330,000 in 2003 relating to the land sale which is included in "Other income (expenses)".

NOTE 8 - SEGMENT DATA

      The Company's sole operating activities involve the deployment of smart card solutions for educational and corporate sites. As such, the Company reports as a single segment. Revenues by geographical areas for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

                                        2004     2003     2002
                                       ------   ------   ------

United States                          $  540   $  869   $1,029
Europe                                  3,631    3,467    3,445
Rest of world                             224      445      131
                                       ------   ------   ------
                                       $4,395   $4,781   $4,605
                                       ======   ======   ======

      The Company has operations in the United States and United Kingdom. Identifiable tangible assets by country as of December 31, 2004 and 2003 are as follows (in thousands):

                                        2004     2003
                                       ------   ------

United States                          $2,770   $4,542
United Kingdom                          1,521    2,035
                                       ------   ------
                                       $4,291   $6,577
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

NOTE 10 - SUPPLEMENTAL INFORMATION

      Other assets as of December 31, 2004 and 2003 consisted of the following (in thousands):

                                         2004     2003
                                         ----     ----

Escrow deposit - non current             $396     $596
Intangible pension asset                   --        2
                                         ----     ----
                                         $396     $598
                                         ====     ====

      Accrued liabilities as of December 31, 2004 and 2003 consisted of the following (in thousands):

                                        2004     2003
                                       ------   ------

Pension liability                      $   --   $3,866
Payroll and other employee benefits       259      260
Deferred revenue                          363      585
Other                                     383      495
                                       ------   ------
                                       $1,005   $5,206
                                       ======   ======

      Other non-current liabilities as of December 31, 2004 and 2003 consisted of the following (in thousands):

                                        2004     2003
                                       ------   ------
Pension liability                      $   --   $3,076
Other retiree benefits                    135      180
Other                                     233      296
                                       ------   ------
                                       $  368   $3,552
                                       ======   ======

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The components of other comprehensive loss as of December 31, 2004 and 2003 consisted of the following (in thousands):

                                        2004     2003
                                       ------   ------

Foreign currency translation
  adjustment                           $   96   $   75
Minimum pension liability                  --    2,649
                                       ------   ------
                                       $   96   $2,724
                                       ======   ======

      Comprehensive loss for the Company includes foreign currency translation adjustments and minimum pension liability, as well as net loss reported in the Company's Statements of Operations. Comprehensive loss for years ended December 31, 2004, 2003 and 2002 was as follows (in thousands):

                                              2004       2003       2002
                                           -------    -------    -------

Net loss                                   $(4,859)   $(1,593)   $(7,193)
Minimum pension liability                    2,649       (343)    (1,405)
Foreign currency translation adjustments       (21)        10        112
                                           -------    -------    -------
Comprehensive loss                         $(2,231)   $(1,926)   $(8,486)
                                           =======    =======    =======

NOTE 11 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The unaudited consolidated financial statements for each of the quarterly periods in the years ended December 31, 2004 and 2003 are as follows (in thousands, except per share data):

                             MAR. 31    JUN. 30    SEP. 30    DEC. 31
                             -------    -------    -------    -------

2004
Net sales                    $   828    $ 1,028    $ 1,260    $ 1,279
Gross margin                     422        548        730        685
Net income (loss)               (503)      (783)    (3,082)      (491)
Basic and diluted earnings
   (loss) per share          $  (.02)   $  (.03)   $  (.12)   $  (.02)

2003
Net sales                    $ 1,413    $ 1,193    $ 1,417    $   758
Gross margin                     794        581        772        318
Net income (loss)              1,000       (929)      (749)      (915)
Basic and diluted earnings
   (loss) per share          $   .04    $  (.04)   $  (.03)   $  (.04)

                                 PUBLICARD, INC.
                            AND SUBSIDIARY COMPANIES

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II


To the Board of Directors and Shareholders of PubliCARD, Inc.
New York, New York

We have audited the consolidated financial statements of PubliCARD, Inc. and subsidiary companies (the "Company") as of December 31, 2004 and 2003 and for each of the three years ended December 31, 2004, and have issued our report thereon dated March 24, 2005 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's ability to continue as a going concern). Our audits also included the consolidated financial statement schedule listed in Index at Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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


/s/ DELOITTE & TOUCHE LLP

New York, New York
March 24, 2005

                                                PUBLICARD, INC.
                                            AND SUBSIDIARY COMPANIES

                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                 ADDITIONS
                                                           -------------------
                                                           CHARGED TO
                                              BALANCE      COSTS AND                                  BALANCE
                                             JANUARY 1      EXPENSES     OTHER    DEDUCTIONS (1)    DECEMBER 31
                                             ---------     ---------    ------    --------------    -----------
                                                                 (in thousand of dollars)
Year ended December 31, 2004:
     Allowance for doubtful accounts               115           (43)        2            (26)               48

     Reserve for discontinued operations           406            --        --            (29)              377


Year ended December 31, 2003:
     Allowance for doubtful accounts               103             5         7             --               115

     Reserve for discontinued operations           429            --        --            (23)              406


Year ended December 31, 2002:
     Allowance for doubtful accounts               216            --        --           (113)              103

     Reserve for discontinued operations         1,245          (457)       --           (359)              429


----------
(1)   Deductions for allowance for doubtful accounts represent the write-offs of account receivable. Deductions for discontinued operations represent charges and payments to reserves net of gains and receipts credited to reserves.