Form 10-Q
period 2005-03-31
PUBLICARD INC
filed 2005-05-16
CIK 81050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒  No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒
Number of shares of Common Stock outstanding as of May 16, 2005: 24,690,902

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
MARCH 31, 2005 AND DECEMBER 31, 2004
(in thousands, except share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

Current assets:
Cash, including short-term investments of $1,444 and $1,837 in 2005 and 2004, respectively	$1,527	$1,943
Trade receivables, less allowance for doubtful accounts of $47 and $48 in 2005 and 2004, respectively	605	827
Inventories	531	558
Prepaid insurance and other	406	440
Total current assets	3,069	3,768

Equipment and leasehold improvements, net	105	127
Goodwill and intangibles	782	782
Other assets	346	396
	$4,302	$5,073

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Trade accounts payable and overdraft	$1,280	$1,358
Accrued liabilities	1,042	1,005
Total current liabilities	2,322	2,363

Note payable	7,501	7,501
Other non-current liabilities	346	368

Total liabilities	10,169	10,232

Commitments and contingencies (Note 4)

Shareholders’ deficiency:
Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized; 565 shares issued and outstanding as of March 31, 2005 and December 31, 2004	2,825	2,825
Common shares, $0.10 par value: 40,000,000 shares authorized; 24,690,902 shares issued and outstanding as of March 31, 2005 and December 31, 2004	2,469	2,469
Additional paid-in capital	108,119	108,119
Accumulated deficit	(119,195)	(118,476)
Other comprehensive loss	(85)	(96)
Total shareholders’ deficiency	(5,867)	(5,159)
	$4,302	$5,073

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(in thousands, except share data)
(unaudited)

	2005	2004

Revenues	$751	$828

Cost of sales	368	406
Gross margin	383	422

Operating expenses:
General and administrative	531	663
Sales and marketing	397	419
Product development	176	178
Amortization of intangibles	--	10
	1,104	1,270
Loss from operations	(721)	(848)

Other income (expenses):
Interest income	7	6
Interest expense	(5)	(4)
Cost of pensions - non-operating	--	(134)
Gain on insurance recoveries	--	477
	2	345

Net loss	$(719)	$(503)

Basic and diluted loss per common share	$(.03)	$(.02)
Weighted average shares outstanding:
Basic	24,690,902	24,690,902
Diluted	24,690,902	24,690,902

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(in thousands, except share data)
(unaudited)

	Class A	Common Shares		Additional		Other Comprehen-	Total Share-
	Preferred	Shares		Paid-in	Accumulated	sive	holders’
	Stock	Issued	Amount	Capital	Deficit	Loss	Deficiency

Balance - January 1, 2005	$2,825	24,690,902	$2,469	$108,119	$(118,476)	$(96)	$(5,159)

Comprehensive loss:
Net loss	--	--	--	--	(719)	--	(719)
Foreign currency translation adjustment	--	--	--	--	--	11	11
Comprehensive loss							(708)
Balance - March 31, 2005	$2,825	24,690,902	$2,469	$108,119	$(119,195)	$(85)	$(5,867)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(in thousands)
(unaudited)

	2005	2004

Cash flows from operating activities:
Net loss	$(719)	$(503)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on insurance recoveries	--	(477)
Amortization of intangibles	--	10
Depreciation and amortization	21	38
Changes in assets and liabilities:
Trade receivables	206	177
Inventories	15	(17)
Prepaid insurance and other current assets	34	44
Other assets	--	50
Trade accounts payable	(54)	(109)
Accrued liabilities	53	483
Other non-current liabilities	(6)	(402)
Net cash used in operating activities	(450)	(706)

Cash flows from investing activities:
Proceeds from insurance recoveries	34	--
Other	--	(4)
Net cash provided by (used in) investing activities	34	(4)

Cash flows from financing activities	--	--

Effect of exchange rate changes on cash and cash equivalents	--	1

Net (decrease) in cash	(416)	(709)
Cash - beginning of period	1,943	3,580
Cash - end of period	$1,527	$2,871

Cash paid for interest	$5	$4

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Description of the business
PubliCARD, Inc. (“PubliCARD” or the “Company”) was incorporated in the Commonwealth of Pennsylvania in 1913. PubliCARD entered the smart card industry in early 1998, and began to develop solutions for the conditional access, security, payment system and data storage needs of industries utilizing smart card technology. In 1998 and 1999, the Company made a series of acquisitions to enhance its position in the smart card industry. In March 2000, PubliCARD’s Board of Directors (the “Board”), together with its management team, determined to integrate its operations and focus on deploying smart card solutions, which facilitate secure access and transactions. To effect this new business strategy, in March 2000, the Board adopted a plan of disposition pursuant to which the Company divested its non-core operations.

In July 2001, after evaluating the timing of potential future revenues, PubliCARD’s Board decided to shift the Company’s strategic focus. While the Board remained confident in the long-term prospects of the smart card business, the timing of public sector and corporate initiatives in wide-scale, broadband environments utilizing the Company’s smart card reader and chip products had become more uncertain. Given the lengthened time horizon, the Board did not believe it would be prudent to continue to invest the Company’s current resources in the ongoing development and marketing of these technologies. Accordingly, the Board determined that shareholders' interests would be best served by pursuing strategic alliances with one or more companies that have the resources to capitalize more fully on the Company's smart card reader and chip-related technologies. In connection with this shift in the Company’s strategic focus, workforce reductions and other measures were implemented to achieve cost savings.

At present, PubliCARD’s sole operating activities are conducted through its Infineer Ltd. subsidiary (“Infineer”), which designs smart card solutions for educational and corporate sites. The Company’s future plans revolve around a potential acquisition strategy that would focus on businesses in areas outside the high technology sector while continuing to support the expansion of the Infineer business. However, the Company will not be able to implement such plans unless it is successful in obtaining funding, as to which no assurance can be given.

Liquidity and Going Concern Considerations
These unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $1.5 million at March 31, 2005. The Company also had a shareholders’ deficiency of $5.9 million March 31, 2005.

The Company sponsored a defined benefit pension plan (the “Plan”) that was frozen in 1993. In January 2003, the Company filed a notice with the Pension Benefit Guaranty Corporation (the “PBGC”) seeking a “distress termination” of the Plan. In September 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan’s trustee. See Note 3 for further information on the Plan termination. As a result of the Plan termination, the Company’s 2003 and 2004 funding requirements due to the Plan amounting to $3.4 million through September 15, 2004 were eliminated. As such, management believes that existing cash and short term investments may be sufficient to meet the Company’s operating and capital requirements at the currently anticipated levels through December 31, 2005. However, additional capital will be necessary in order to operate beyond December 31, 2005 and to fund the current business plan and other obligations. While the Company is considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it is not likely to be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which would have a material adverse effect on its business and results of operations and is likely to lead the Company to seek bankruptcy protection. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors’ reports on the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 contained emphasis paragraphs concerning substantial doubt about the Company’s ability to continue as a going concern.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principles of consolidation
The consolidated financial statements include the accounts of PubliCARD and its wholly-owned subsidiaries. All intercompany transactions are eliminated in consolidation.

Basis of presentation
The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of March 31, 2005 and the results of their operations and cash flows for the three months ended March 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Earnings (loss) per common share
Basic net income (loss) per common share is based on net income (loss) divided by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options and convertible preferred stock at the later of the beginning of the year or date of issuance. For the three months ended March 31, 2005, diluted net income (loss) per share was the same as basic net income (loss) per share since the effect of stock options and convertible preferred stock were antidilutive. Shares issuable pursuant to stock options and convertible preferred stock were 3,841,975 and 4,057,475 as of March 31, 2005 and 2004, respectively.

Revenue recognition and accounts receivable.
Revenue from product sales and technology and software license fees is recorded upon shipment if a signed contract exists, the fee is fixed and determinable, the collection of the resulting receivable is probable and the Company has no obligation to install the product or solution. If the Company is responsible for installation, revenue from product sales and license fees is deferred and recognized upon client acceptance or “go live” date. Maintenance and support fees are deferred and recognized as revenue ratably over the contract period. Provisions are recorded for estimated warranty repairs and returns at the time the products are shipped. Should changes in conditions cause management to determine that revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's credit worthiness. The Company continually monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that it has identified. While such credit losses have historically been within management’s expectations and the provisions established, there is no assurance that the Company will continue to experience the same credit loss rates as in the past.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories
Inventories are stated at lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company’s estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management’s estimates related to the Company’s production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. Inventories as of March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	2005	2004

Raw materials and work-in-process	$445	$468
Finished goods	86	90
	$531	$558

Goodwill and intangibles
Goodwill is the excess of the purchase price and related costs over the value assigned to the net tangible and intangible assets relating to the November 1999 acquisition of Infineer. Through December 31, 2001, goodwill had been amortized over a five year life. Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). In accordance with the guidelines of this statement, goodwill and indefinite lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment.

The Company determines the fair value of its sole reporting unit primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relies primarily on the implied fair value using a multiple of revenues for several entities with comparable operations and economic characteristics. Significant assumptions used in the discounted cash flow valuation include estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor. The Company performs its annual goodwill impairment test during the fourth quarter absent any interim impairment indicators. The carrying value of goodwill as of March 31, 2005 and December 31, 2004 was $782,000.

Stock-Based Compensation
The Company accounts for employee stock-based compensation cost using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”).

At March 31, 2005, the Company had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans is equal to the market price of the Company’s common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company's net (loss) income and (loss) income per share for the three months ended March 31, 2005 and 2004 would have been as follows (in thousands except per share data):

	2005	2004

Net loss, as reported	$(719)	$(503)
Deduct: Total stock-based compensation expense
determined under fair value based method	--	(30)
Pro forma net loss	$(719)	$(533)

Basic and diluted loss per share:
As reported	$(.03)	$(.02)
Pro forma	$(.03)	$(.02)

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

Use of Estimates
The preparation of these financial statements required the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses. Certain of the Company’s accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventories and valuation of goodwill to be critical policies due to the estimation processes involved. While all available information has been considered, actual amounts could differ from those reported.

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” This statement requires compensation costs related to share-based payment transactions to be recognized in financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. The Company will adopt SFAS No. 123R in the first quarter of 2006. SFAS No. 123R applies to all awards granted after the effective date and to previously-granted awards unvested as of the adoption date. The adoption of the statement is not expected to have a material impact on Company’s consolidated financial position, results of operations and cash flows.

      In November 2004, the FASB issued SFAS No. 151, “Inventory Cost, an amendment of ARB No. 43, Chapter 4.” This statement amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provision of the statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This statement amends APB No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets under APB No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of the statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SEGMENT DATA

The Company’s sole operating activities involve the deployment of smart card solutions for educational and corporate sites. As such, the Company reports as a single segment. Sales by geographical areas for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

United States	$87	$60
Europe	648	709
Rest of world	16	59
	$751	$828

The Company has operations in the United States and United Kingdom. Identifiable tangible assets by country as of March 31, 2005 and December 31, 2004 are as follows (in thousands):

	2005	2004

United States	$2,298	$2,770
United Kingdom	1,222	1,521
	$3,520	$4,291

Note 3 - TERMINATED PENSION PLAN

The Company sponsored a defined benefit pension plan that was frozen in 1993. In January 2003, the Company filed a notice with the PBGC seeking a “distress termination” of the Plan. Pursuant to the Agreement for Appointment of Trustee and Termination of Plan between the PBGC and the Company, effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan’s trustee. As a result, the PBGC has assumed responsibility for paying the obligations to Plan participants. Under the terms of the Settlement Agreement, effective September 23, 2004, between the PBGC and the Company (the “Settlement Agreement”), the Company is liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing a non-interest bearing note (the “Note”), dated September 23, 2004, payable to the PBGC with a face amount of $7.5 million. A loss on the termination of the Plan of $2.7 million was recorded in the third quarter of 2004.

Pursuant to the Security Agreement and Pledge Agreement, both dated September 23, 2004, the Note is secured by (a) all presently owned or hereafter acquired real or personal property and rights to property of the Company and (b) the common and preferred stock of Infineer and TecSec Incorporated (“TecSec”) owned by the Company.

The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries (as defined below). Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). Net Recoveries, as defined in the Settlement Agreement, is the net cash proceeds received by the Company with respect to transactions consummated after March 31, 2003 from (a) the sale of the Company’s interest in Infineer and TecSec, real property in Louisiana and any other real or personal property assets and (b) any recoveries from the Company’s historic insurance program. As of March 31, 2005, Net Recoveries was approximately $3.5 million.

In the event of default by the Company under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the termination of the Plan, net periodic pension cost will be zero prospectively. Cost of retirement benefits - non-operating of $134,000 for the three months ended March 31, 2004 included the net periodic pension cost and other Plan related expenses. The components of the net periodic pension cost for the three months ended March 31, 2004 were as follows (in thousands):

Interest cost	$116
Expected return on plan assets	(29)
Amortization of net (gain) loss	28
Net periodic pension cost	$115

Note 4 - COMMITMENTS AND CONTINGENCIES

Grants and bank financing
The Company has received grants from several government agencies in the United Kingdom. These grants have been used for marketing, research and development and other governmental business incentives such as general employment. Such grants require the Company to maintain certain levels of operations and employment in Northern Ireland. As of March 31, 2005, the Company has a contingent liability to repay, in whole or part, grants received of approximately $500,000 in the event the Company becomes insolvent or otherwise violates the terms of such grants. As of March 31, 2005, the Company is in compliance with the terms of the grants.

Infineer has an overdraft facility with a bank in Northern Ireland, which allows for the maximum borrowing of 240,000 British pounds. This facility is secured by all of Infineer’s assets and bears an interest rate at the bank’s base rate plus 2% (approximately 6.75% at March 31, 2005). As of March 31, 2005, Infineer had borrowings outstanding under this facility totaling 239,000 British pounds (or the equivalent of $453,000).

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

In November 2002, the Company and the individual defendants served with the action filed a demurrer seeking the dismissal of six of the plaintiffs’ nine purported causes of action. In January 2003, the court ruled in favor of the demurrer and dismissed the entire complaint. The plaintiffs were granted the right to replead and subsequently filed an amended complaint in February 2003. The Company and individual defendants filed a second demurrer in March 2003. In June 2003, the court ruled in favor of the demurrer and dismissed, without leave to amend, six of the eleven purported causes of action in the amended complaint. Discovery has commenced and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damages, or range of damages, if any, that the Company might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to the Company, it could have a material adverse effect on the Company’s operations, cash flow and financial position.

The Company incurred approximately $200,000 in defense costs in 2002. No additional costs have been incurred in 2005, 2004 and 2003. Notice of the commencement of this action has been given to the Company’s directors and officers liability insurance carriers. The Company’s directors and officers liability insurance carriers are funding the additional costs of defending this action, subject to the carriers’ reservation of rights.

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

Insurance recoveries
During 2003, the Company entered into three binding settlements with various historical insurers that resolved certain claims (including certain future claims) under policies of insurance issued to the Company by those insurers. As a result of the settlements, after allowance for associated expenses, offsetting adjustments and amounts held in escrow, the Company received net proceeds of approximately $4.1 million in 2003. Pursuant to one of the settlements, an additional net amount of approximately $470,000 was placed in escrow to secure the payment of certain indemnification obligations. Absent any indemnity claims, amounts will be released from escrow beginning September 30, 2004 and ending June 30, 2006. During 2005 and 2004, net cash released from escrow amounted to approximately $34,000 and $84,000, respectively. The Company recognized a gain from these settlements of approximately $4.6 million in 2003.

In February 2004, the Company entered into a binding agreement to assign to a third party certain insurance claims against a group of historic insurers. In July 2004, the assignment was supplemented to include several additional insurers. The claims involve several historic general liability policies of insurance issued to the Company. As a result of the assignment, after allowance for associated expenses and offsetting adjustments, the Company received net proceeds of approximately $647,000 in 2004. The Company recognized a gain from this assignment of $477,000 in the first quarter of 2004 and $170,000 in the third quarter of 2004.

The Company is also in discussions with other insurance markets regarding the status of certain policies of insurance. It cannot be determined whether any additional amounts may be recovered from these other insurers nor can the timing of any such additional recoveries be determined.

Leases
The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next four years. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year aggregates approximately $765,000.

Note 5- COMPREHENSIVE LOSS

Comprehensive loss for the Company includes foreign currency translation adjustments, as well as the net loss reported in the Company's Condensed Consolidated Statements of Operations. Comprehensive loss for the three months ended March 31, 2005 and 2004 was as follows (in thousands):

	2005	2004

Net loss	$(719)	$(503)
Foreign currency translation adjustments	11	(2)
Comprehensive loss	$(708)	$(505)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Form 10-Q contain forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of PubliCARD preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “would,” “could,” “intends,” “plans” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. You should understand that the possible consequences of such statements made under “Factors That May Affect Future Results” and elsewhere in this document could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements.

Overview
PubliCARD was incorporated in the Commonwealth of Pennsylvania in 1913. PubliCARD entered the smart card industry in early 1998, and began to develop solutions for the conditional access, security, payment system and data storage needs of industries utilizing smart card technology. In 1998 and 1999, the Company made a series of acquisitions to enhance its position in the smart card industry. In March 2000, PubliCARD’s Board, together with its management team, determined to integrate its operations and focus on deploying smart card solutions, which facilitate secure access and transactions. To effect this new business strategy, in March 2000, the Board adopted a plan of disposition pursuant to which the Company divested its non-core operations.

In July 2001, after evaluating the timing of potential future revenues, PubliCARD’s Board decided to shift the Company’s strategic focus. While the Board remained confident in the long-term prospects of the smart card business, the timing of public sector and corporate initiatives in wide-scale, broadband environments utilizing the Company’s smart card reader and chip products had become more uncertain. Given the lengthened time horizon, the Board did not believe it would be prudent to continue to invest the Company’s current resources in the ongoing development and marketing of these technologies. Accordingly, the Board determined that shareholders' interests will be best served by pursuing strategic alliances with one or more companies that have the resources to capitalize more fully on the Company's smart card reader and chip-related technologies. In connection with this shift in the Company’s strategic focus, workforce reductions and other measures were implemented to achieve cost savings.

At present, PubliCARD’s sole operating activities are conducted through its Infineer subsidiary, which designs smart card solutions for educational and corporate sites. The Company’s future plans revolve around a potential acquisition strategy that would focus on businesses in areas outside the high technology sector while continuing to support the expansion of the Infineer business. However, the Company will not be able to implement such plans unless it is successful in obtaining additional funding, as to which no assurance can be given.

PubliCARD’s consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $1.5 million at March 31, 2005. The Company also had a shareholders’ deficiency of $5.9 million at March 31, 2005.

The Company’s defined benefit pension plan was frozen in 1993. In January 2003, the Company filed a notice with the PBGC seeking a “distress termination” of the Plan. In September 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan’s trustee. See Note 3 to the Unaudited Notes to Condensed Consolidated Financial Statements for further information on the Plan termination. As a result of the Plan termination, the Company’s 2003 and 2004 funding requirements due to the Plan amounting to $3.4 million through September 15, 2004 were eliminated. As such, management believes that existing cash and short term investments may be sufficient to meet the Company’s operating and capital requirements at the currently anticipated levels through December 31, 2005. However, additional capital will be necessary in order to operate beyond December 31, 2005 and to fund the current business plan and other obligations. While the Company is considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it is not likely to be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which would have a material adverse effect on its business and results of operations and is likely to lead the Company to seek bankruptcy protection. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors’ reports on the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 contain emphasis paragraphs concerning substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations
The following table is derived from the Unaudited Condensed Consolidated Financial Statements and sets forth the Company’s consolidated results of operations for the three months ended March 31, 2005 and 2004 (in thousands):

	2005	2004

Revenues	$751	$828
Cost of revenues	368	406
Gross margin	383	422
Gross margin percentage	51%	51%
Operating expenses:
General and administrative	531	663
Sales and marketing	397	419
Product development	176	178
Amortization of intangibles	--	10
	1,104	1,270
Loss from operations	(721)	(848)
Other income (expenses):
Interest income	7	6
Interest expense	(5)	(4)
Cost of retirement benefits - non-operating	--	(134)
Gain on insurance recoveries	--	477
	2	345
Net loss	$(719)	$(503)

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues. Revenues are generated from product sales, technology and software license fees, installation and maintenance contracts. Consolidated revenues decreased to $751,000 in 2005 compared to $828,000 for 2004. Foreign currency changes had the effect of increasing revenues by 3%. Excluding the impact of foreign currency changes, sales in 2005 decreased by 12% driven by a decline of $41,000 in direct sales to customers located in the United Kingdom as well as a $63,000 decline in shipments to distribution partners located outside of the United Kingdom (other than the U.S.).

Gross margin. Cost of sales consists primarily of material, personnel costs and overhead. Gross margin, as a percentage of net revenues, was 51% in both 2005 and 2004.

Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel and travel costs, public relations, trade shows and marketing materials. Sales and marketing expenses were $397,000 in 2005 compared to $419,000 in 2004. The 2004 expenses included a reimbursement of $47,000 of marketing costs under a grant with a government agency in Northern Ireland. Excluding the grant reimbursement, sales and marketing expenses declined by $69,000 due largely to reduced employee business expense and product promotion and advertising expenses.

Product development expenses. Product development expenses include costs associated with the development of new products and enhancements to existing products. Product development expenses consist primarily of personnel and travel costs and contract engineering services. Product development expenses amounted to $176,000 in 2005 compared to $178,000 in 2004.

General and administrative expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance and accounting, human resources, risk management and legal. General and administrative expenses were $531,000 in 2005 compared to $663,000 in 2004. The decrease in expenses is mainly attributable to a $118,000 decline in corporate wages and benefits.

Amortization of intangibles. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002, goodwill is no longer amortized. Goodwill and other intangibles will be subject to an annual review for impairment or earlier if circumstances or events indicate that impairment has occurred. This may result in future write-downs or the write-off of such assets. Amortization of intangibles of $10,000 in 2004 related to the continuing amortization of definite life intangibles, which have been fully amortized as of December 31, 2004.

Other income and expense. Cost of pensions in 2004 of $134,000 principally represents pension expense associated with the Company’s frozen defined benefit pension plan. Effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan’s trustee. See Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements for further discussion. As a result of the termination of the Plan, net periodic pension cost will be zero prospectively.

In February 2004, the Company entered into a binding agreement to assign to a third party certain insurance claims against a group of historic insurers. The claims involve several historic general liability policies of insurance issued to the Company. As a result of the assignment, after allowance for associated expenses and offsetting adjustments, the Company recognized a gain of $477,000 in the first quarter of 2004. The Company received the net proceeds of $477,000 in May 2004.

Liquidity
The Company has financed its operations over the last several years primarily through funds received from the sale of a non-core businesses in 2000 and insurance recoveries in 2003 and 2004. For the three months ended March 31, 2005, cash, including short-term investments, decreased by $416,000 to $1.5 million as of March 31, 2005.

Operating activities utilized cash of $450,000 in 2005 and principally consisted of the net loss of $719,000 offset by depreciation and amortization of $21,000 and a reduction in assets and liabilities of $248,000.

Investing activities generated cash of $34,000 for the three months ended March 31, 2005 and consisted of the release of funds held in escrow pursuant to a 2003 insurance settlement.

The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow in 2005 and beyond. In addition to funding operating and capital requirements and corporate overhead, future uses of cash include the following:

•
The Company sponsored a defined benefit pension plan, which was frozen in 1993. In January 2003, the Company filed a notice with the PBGC seeking a “distress termination” of the Plan. Pursuant to the Agreement for Appointment of Trustee and Termination of Plan between the PBGC and the Company effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan’s trustee. As a result, the PBGC has assumed responsibility for paying the obligations to Plan participants. Under the terms of the Settlement Agreement effective September 23, 2004 between the PBGC and the Company, the Company was liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing the Note dated September 23, 2004 payable to the PBGC with a face amount of $7.5 million. A loss on the termination of the Plan of $2.7 million was recorded in the third quarter of 2004.

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

The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries. Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). As of March 31, 2005, Net Recoveries was approximately $3.5 million.

In the event of default by the Company under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

•
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

In November 2002, the Company and the individual defendants served with the action filed a demurrer seeking the dismissal of six of the plaintiffs’ nine purported causes of action. In January 2003, the court ruled in favor of the demurrer and dismissed the entire complaint. The plaintiffs were granted the right to replead and subsequently filed an amended complaint in February 2003. The Company and individual defendants filed a second demurrer in March 2003. In June 2003, the court ruled in favor of the demurrer and dismissed, without leave to amend, six of the eleven purported causes of action in the amended complaint. Discovery has commenced and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damages, or range of damages, if any, that the Company might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to the Company, it could have a material adverse effect on the Company’s operations, cash flow and financial position.

•
The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next four years. Minimum future payments for operating leases having initial or remaining non-cancelable terms in excess of one year aggregates approximately $765,000.

The Company will need to raise additional capital that may not be available to it. As a result of the Plan termination discussed above, the Company’s 2003 and 2004 funding requirements due to the Plan amounting to $3.4 million through September 15, 2004 were eliminated. As such, management believes that existing cash and short term investments may be sufficient to meet the Company’s operating and capital requirements at the currently anticipated levels through December 31, 2005. However, additional capital will be necessary in order to operate beyond December 31, 2005 and to fund the current business plan and other obligations. While the Company is considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it is not likely to be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which would have a material adverse effect on its business and results of operations.

The Company currently has no capacity for commercial debt financing. Should such capacity become available it may be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, and continued operating losses. Borrowings may also involve covenants limiting or restricting its operations or future opportunities.

As a result of a failure to meet certain continuing listing requirements of the Nasdaq National Market, the Company transferred the listing of its common stock to the Nasdaq SmallCap Market effective May 2, 2002. On March 19, 2003, the Company received a Nasdaq Staff Determination letter indicating that the Company failed to comply with the minimum bid price requirement for continued listing on the Nasdaq SmallCap Market and that the Company’s common stock was therefore subject to delisting. The Board of the Company decided not to appeal the delisting determination. Effective March 28, 2003, the Company’s common stock no longer traded on the Nasdaq SmallCap Market. On March 28, 2003 the Company’s common stock began trading on the OTC Bulletin Board. As a result of the delisting, the liquidity of the common stock may be adversely affected. This could impair the Company’s ability to raise capital in the future. If additional capital is raised through the issuance of equity securities, the Company’s stockholders’ percentage ownership of the common stock will be reduced and stockholders may experience dilution in net book value per share, or the new equity securities may have rights, preferences or privileges senior to those of its common stockholders.

If the Company’s liquidity does not improve, it may be unable to continue as a going concern and is likely to seek bankruptcy protection. Such an event may result in the Company’s common and preferred stock being negatively affected or becoming worthless. The auditors’ reports on the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 contained emphasis paragraphs concerning substantial doubt about the Company’s ability to continue as a going concern.

Contractual Obligations
The following is a summary of the Company’s commitments as of March 31, 2005 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating lease obligations	$765	$339	$394	$32	$--
Other long-term liabilities:
Note payable to PBGC	7,501	--	--	--	7,501
Other long-term obligations	346	20	253	40	33
Total	$8,612	$359	$647	$72	$7,534

Critical Accounting Policies
The Company’s significant accounting policies are more fully described in the Notes to the Company’s Unaudited Condensed Consolidated Financial Statements included herein and the Notes to the Consolidated Financial Statements included the Company’s Form 10-K for the year ended December 31, 2004. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventories and valuation of goodwill to be critical policies due to the estimation processes involved.

Revenue recognition and accounts receivable. Revenue from product sales and technology and software license fees is recorded upon shipment if a signed contract exists, the fee is fixed and determinable, the collection of the resulting receivable is probable and the Company has no obligation to install the product or solution. If the Company is responsible for installation, revenue from product sales and license fees is deferred and recognized upon client acceptance or “go live” date. Maintenance and support fees are deferred and recognized as revenue ratably over the contract period. Provisions are recorded for estimated warranty repairs and returns at the time the products are shipped. In the event changes in conditions cause management to determine that revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's credit worthiness. The Company continually monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that it has identified. While such credit losses have historically been within management’s expectations and the provisions established, there is no assurance that the Company will continue to experience the same credit loss rates as in the past.

Inventories. Inventories are stated at lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company’s estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management’s estimates related to the Company’s production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. A decrease in future demand for current products could result in an increase in the amount of excess inventories on hand.

Impairment of goodwill. Effective January 1, 2002, the Company adopted SFAS No. 142. In accordance with the guidelines of this statement, goodwill and indefinite lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment. The Company determines the fair value of its sole reporting unit primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relies primarily on the implied fair value using a multiple of revenues for several entities with comparable operations and economic characteristics. Significant assumptions used in the discounted cash flow valuation include estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor.

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”. This statement requires compensation costs related to share-based payment transactions to be recognized in financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. The Company will adopt SFAS No. 123R in the first quarter of 2006. SFAS No. 123R applies to all awards granted after the effective date and to previously-granted awards unvested as of the adoption date. The adoption of the statement is not expected to have a material impact on Company’s consolidated financial position, results of operations and cash flows.

      In November 2004, the FASB issued SFAS No. 151, “Inventory Cost, an amendment of ARB No. 43, Chapter 4.” This statement amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provision of the statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This statement amends APB No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets under APB No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of the statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

Factors That May Affect Future Results

We have a history of operating losses and negative cash flow, we have ongoing funding obligations and we need to raise additional capital that may not be available to us, all of which could lead us to seek bankruptcy protection. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 2002, 2003, 2004 and the three months ended March 31, 2005 of approximately $8.3 million, $1.6 million, $4.9 million and $719,000, respectively. In addition, we experienced negative cash flow from operating activities of $5.1 million, $2.2 million, $2.3 million and $450,000 in 2002, 2003, 2004 and the three months ended March 31, 2005, respectively, and have a shareholders’ deficiency of $5.9 million as of March 31, 2005.

We sponsor a defined benefit pension plan which was frozen in 1993. In January 2003, we filed a notice with the PBGC seeking a “distress termination” of the Plan. Pursuant to the Agreement for Appointment of Trustee and Termination of Plan between the PBGC and us effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan’s trustee. As a result, the PBGC has assumed responsibility for paying the obligations to Plan participants. Under the terms of the Settlement Agreement effective September 23, 2004 between the PBGC and us, we were liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. We satisfied this liability by issuing the Note dated September 23, 2004 payable to the PBGC with a face amount of $7.5 million.

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

The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after we have received a total of $4.0 million in Net Recoveries. Thereafter, on each anniversary of the first payment, we are required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). As of March 31, 2005, Net Recoveries was approximately $3.5 million.

In the event of our default under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

We and certain current and former officers are defendants in a lawsuit alleging, among other things, misrepresentation and securities fraud. We believe that we have meritorious defenses to the allegations and intend to defend ourselves vigorously. The cost of defending against this action could be significant, and if the Company is not successful in defending itself, the Company may be required to pay the plaintiff’s damages, which could have a material adverse effect on the Company’s business and operations. See “We are unable to predict the extent to which the resolution of lawsuits pending against us could adversely affect our business”. In addition, we have future non-cancelable operating lease obligations for office space, vehicles and office equipment aggregating $765,000.

We will need to raise additional capital that may not be available to us. As a result of the Plan termination discussed above, our 2003 and 2004 funding requirements due to the Plan amounting to $3.4 million through September 15, 2004 were eliminated. As such, we believe that existing cash and short term investments may be sufficient to meet our operating and capital requirements at the currently anticipated levels through December 31, 2005. However, additional capital will be necessary in order to operate beyond December 31, 2005 and to fund the current business plan and other obligations. While we are actively considering various funding alternatives, no arrangement to obtain additional funding has been secured or entered into. There can be no assurance that we will be able to obtain additional funding, on acceptable terms or at all. If we cannot raise additional capital to continue at our present level of operations we may not be able to meet our obligations, take advantage of future acquisition opportunities or further develop or enhance our product offering, any of which could have a material adverse effect on our business and results of operations and could lead us to seek bankruptcy protection. The auditors’ reports on the Company’s Consolidated Financial Statements for the years ended December 31, 2002, 2003 and 2004 contained emphasis paragraphs concerning substantial doubt about the Company’s ability to continue as a going concern.

We currently have no capacity for commercial debt financing. Should such capacity become available to us, we may be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, and continued operating losses. Borrowings may also involve covenants limiting or restricting our operations or future opportunities.

We cannot assure you that Infineer will be able to continue to operate. During 2002, 2003, 2004 and the three months ended March 31, 2005, PubliCARD contributed additional capital to Infineer of $44,000, $70,000, $225,000 and $100,000, respectively. Without such contributions, Infineer may not have been able to fund its operations. We cannot assure you that additional capital contributions will not be required in the future, or, if required, that PubliCARD will be in a position to make any additional capital contributions.

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

In November 2002, we and the individual defendants served with the action filed a demurrer seeking the dismissal of six of the plaintiffs’ nine purported causes of action. In January 2003, the court ruled in favor of the demurrer and dismissed the entire complaint. The plaintiffs were granted the right to replead and subsequently filed an amended complaint in February 2003. We and the individual defendants filed a second demurrer in March 2003. In June 2003, the court ruled in favor of the demurrer and dismissed, without leave to amend, six of the eleven purported causes of action in the amended complaint. Discovery has commenced and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damages, or range of damages, if any, that we might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to us, it could have a material adverse effect on our operations, cash flow and financial position.

We incurred approximately $200,000 in defense costs in 2002. No additional costs have been incurred in 2005, 2004 and 2003. Notice of the commencement of this action has been given to our directors and officers liability insurance carriers. Our directors and officers liability insurance carriers are funding the additional costs of defending this action, subject to the carriers’ reservation of rights.

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

Our acquisition strategy generally presents a number of significant risks and uncertainties, including the risks that:

•	we will not be able to retain the employees or business relationships of the acquired company;
•	we will fail to realize any synergies or other cost reduction objectives expected from the acquisition;
•	we will not be able to integrate the operations, products, personnel and facilities of acquired companies;
•
management’s attention will be diverted to pursuing acquisition opportunities and integrating acquired products, technologies or companies and will be distracted from performing its regular responsibilities;

•	we will incur or assume liabilities, including liabilities that are unknown or not fully known to us at the time of the acquisition; and
•	we will enter markets in which we have no direct prior experience.

We cannot assure you that any of the foregoing will not materialize, which could have an adverse effect on our results of operations and financial condition.

The market’s acceptance of our products is uncertain. Demand for, and market acceptance of, our software solutions and products are subject to a high level of uncertainty due to rapidly changing technology, new product introductions and changes in customer requirements and preferences. The success of our products or any future products depends upon our ability to enhance our existing products and to develop and introduce new products and technologies to meet customer requirements. We face the risk that our current and future products will not achieve market acceptance.

Our future revenues and earnings depend in large part on the success of these products, and if the benefits are not perceived sufficient or if alternative technologies are more widely accepted, the demand for our solutions may not grow and our business and operating results would be materially and adversely affected.

We depend on a relatively small number of customers for a majority of our revenues. We rely on a limited number of customers in our business. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business. For the year ended December 31, 2004, no one customer accounted for more than 10% of our revenues. Sales to Datacard Group, a U.S. value-added distributor, accounted for 11% of the Company’s revenues for the three months ended March 31, 2005. Amounts due from Datacard Group and another customer represented approximately 12% and 12%, respectively, of the accounts receivable balance as of March 31, 2005.

We generally do not enter into long-term supply commitments with our customers. Instead, we bid on a project basis. Significant reductions in sales to any of our largest customers would have a material adverse effect on our business. In addition, we generate significant accounts receivable and inventory balances in connection with providing products to our customers. A customer’s inability to pay for our products could have a material adverse effect on our results of operations.

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

Our success in developing, introducing and selling new and enhanced products depends upon a variety of factors, including:

•	product selections;
•	timely and efficient completion of product design and development;
•	timely and efficient implementation of manufacturing processes;
•	effective sales, service and marketing;
•	price; and
•	product performance in the field.

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

We believe that the principal competitive factors affecting us are:

•	the extent to which products support industry standards and are capable of being operated or integrated with other products;
•	technical features and level of security;
•	strength of distribution channels;
•	price;
•	product reputation, reliability, quality, performance and customer support;
•	product features such as adaptability, functionality and ease of use; and
•	competitor reputation, positioning and resources.

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

Our long product sales cycles subject us to risk. Our products fall into two categories; those that are standardized and ready to install and use and those that require significant development efforts to implement within the purchasers’ own systems. Those products requiring significant development efforts tend to be newly developed technologies and software applications that can represent major investments for customers. We are subject to potential customers’ internal review processes and systems requirements. The implementation of some of our products involves deliveries of small quantities for pilot programs and significant testing by the customers before firm orders are received, or lengthy beta testing of software solutions. For these more complex products, the sales process may take one year or longer, during which time we may expend significant financial, technical and management resources, without any certainty of a sale.

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

Section 382 of the Internal Revenue Code provides that when a company undergoes an “ownership change,” that company’s use of its net operating losses is limited in each subsequent year. An “ownership change” occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company’s stock as compared to that shareholder’s lowest percentage ownership during the preceding three-year period exceeds fifty percentage points. For purposes of this rule, certain shareholders who own less than five percent of a company’s stock are aggregated and treated as a single five-percent shareholder. We may issue a substantial number of shares of our stock in connection with public and private offerings, acquisitions and other transactions in the future, although no assurance can be given that any such offering, acquisition or other transaction will be effected. In addition, the exercise of outstanding options to purchase shares of our common stock may require us to issue additional shares of our common stock. The issuance of a significant number of shares of stock could result in an “ownership change.” If we were to experience such an “ownership change,” we estimate that virtually all of our available federal net operating loss carryforwards would be effectively unavailable to reduce our taxable income.

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

We believe that establishing, maintaining and enhancing the Infineer brand name is essential to our business. We filed an application for a United States trademark registration and an application for service mark registration of our name and logo. We are aware of third parties that use marks or names that contain similar sounding words or variations of the “infi” prefix. In July 2002, we received a claim from a third party challenging the use of the Infineer name. We reached an agreement with this third party in 2004 to amend our trademark application, and we believe that this claim has been resolved. As a result of this claim and other challenges which may occur in the future, we may incur significant expenses, pay substantial damages and be prevented from using the Infineer name. Use of a similar name by third parties may also cause confusion to our clients and confusion in the market, which could decrease the value of our brand and harm our reputation. We cannot assure you that our business would not be adversely affected if we are required to change our name or if confusion in the market did occur.

The nature of our products subjects us to product liability risks. Our customers may rely on certain of our current products and products in development to prevent unauthorized access to digital content for financial transactions, computer networks, and real property. A malfunction of or design defect in certain of our products could result in tort or warranty claims. Although we attempt to reduce the risk of exposure from such claims through warranty disclaimers and liability limitation clauses in our sales agreements and by maintaining product liability insurance, we cannot assure you that these measures will be effective in limiting our liability for any damages. Any liability for damages resulting from security breaches could be substantial and could have a material adverse effect on our business and operating results. In addition, a well-publicized actual or perceived security breach involving our conditional access or security products could adversely affect the market’s perception of our products in general, regardless of whether any breach is attributable to our products. This could result in a decline in demand for our products, which could have a material adverse effect on our business and operating results.

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

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates, which could adversely affect our operations and financial condition. Our operations are located in the United Kingdom and sales to customers outside the U.S. represented approximately 88% of total sales for both the year ended December 31, 2004 and the three months ended March 31, 2005, respectively. Because we derive a substantial portion of our business outside the United States, we are subject to certain risks associated with operating in foreign markets including the following:

• tariffs and other trade barriers;
• difficulties in staffing and managing foreign operations;
• currency exchange risks;
• export controls related to encryption technology;
• unexpected changes in regulatory requirements;
• changes in economic and political conditions;
• seasonal reductions in business activities in the countries where our customers are located;
• longer payment cycles and greater difficulty in accounts receivable collection;
• potentially adverse tax consequences; and
• burdens of complying with a variety of foreign laws.

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

Recently enacted and proposed regulatory changes will cause us to incur increased costs. Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. In particular, we expect to incur significant additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls. The compliance of these new rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to business operations. Further, we may lose or may experience difficulty in attracting qualified directors and officers.

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

The change of control agreements provide that, if the services of any person party to a change of control agreement are terminated within three years following a change of control, that individual will be entitled to receive, in a lump sum within 10 days of the termination date, a payment equal to 2.99 times that individual’s average annual compensation for the shorter of the five years preceding the change of control and the period the individual received compensation from us for personal services. Assuming a change of control were to occur at the present time, payments would be made of approximately $633,000 to each of Mr. Harry I. Freund and Mr. Jay S. Goldsmith. If any such payment, either alone or together with others made in connection with the individual’s termination, is considered to be an excess parachute payment under the Internal Revenue Code, the individual will be entitled to receive an additional payment in an amount which, when added to the initial payment, would result in a net benefit to the individual, after giving effect to excise taxes imposed by Section 4999 of the Internal Revenue Code and income taxes on such additional payment, equal to the initial payment before such additional payment and we would not be able to deduct these initial or additional payments for income tax purposes.

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

In accordance with the Nasdaq rules, we were required to regain compliance with the National Market minimum bid price requirement and with the market value of public float requirement by May 2002. Since our common stock continued to trade significantly below $1.00, in April 2002, we filed an application to transfer the listing of our common stock to the SmallCap Market. The application was approved and our common stock listing was transferred to the SmallCap Market effective May 2, 2002. The SmallCap Market also has a minimum bid price requirement of $1.00. We qualified for an extended grace period to comply with the SmallCap Market’s $1.00 minimum bid price requirement, which extended the delisting determination by Nasdaq until February 10, 2003.

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

Our stock price is extremely volatile. The stock market has recently experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common stock has been highly volatile and is likely to continue to be volatile. The future trading price for our common stock will depend on a number of factors, including:

•	delisting of our common stock from the Nasdaq SmallCap Market effective March 28, 2003 (see “Our stock has been delisted from the Nasdaq System” above);
•	the volume of activity for our common stock is minimal and therefore a large number of shares placed for sale or purchase could increase its volatility;
•	our ability to effectively manage our business, including our ability to raise capital;
•	variations in our annual or quarterly financial results or those of our competitors;
•	general economic conditions, in particular, the technology service sector;
•	expected or announced relationships with other companies;
•	announcements of technological advances innovations or new products by us or our competitors;
•	patents or other proprietary rights or patent litigation; and
•	product liability or warranty litigation.

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

Market Risk
We are exposed to market risk primarily through short-term investments and an overdraft facility. Our investment policy calls for investment in short-term, low risk instruments. As of March 31, 2005, short-term investments (principally U.S. Treasury bills) were $1.4 million and borrowing under the overdraft facility amounted to $453,000. Due to the nature of these investments and the amount of the overdraft facility, any change in rates would not have a material impact on our financial condition or results of operations.

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

Changes in Internal Control over Financial Reporting
There has not been any change in the Company's internal controls over financial reporting during the period to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In November 2002, the Company and the individual defendants served with the action filed a demurrer seeking the dismissal of six of the plaintiffs’ nine purported causes of action. In January 2003, the court ruled in favor of the demurrer and dismissed the entire complaint. The plaintiffs were granted the right to replead and subsequently filed an amended complaint in February 2003. The Company and individual defendants filed a second demurrer in March 2003. In June 2003, the court ruled in favor of the demurrer and dismissed, without leave to amend, six of the eleven purported causes of action in the amended complaint. Discovery has commenced and no trial date has been set. Consequently, at this time it is not reasonably possible to estimate the damages, or range of damages, if any, that the Company might incur in connection with this action. However, if the outcome of this lawsuit is unfavorable to the Company, it could have a material adverse effect on the Company’s operations, cash flow and financial position.

The Company incurred approximately $200,000 in defense costs in 2002. No additional costs have been incurred in 2005, 2004 and 2003. Notice of the commencement of this action has been given to the Company’s directors and officers liability insurance carriers. The Company’s directors and officers liability insurance carriers are funding the additional costs of defending this action, subject to the carriers’ reservation of rights.

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

ITEM 5. OTHER INFORMATION

In the first quarter of 2005, the Company reported all required disclosures on Form 8-K.

ITEM 6. EXHIBITS

(a)	Exhibits
31(i).1	Certification of the Chief Executive Officer and Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLICARD, INC. (Registrant)

Date: May 16, 2005	By:	/s/ Antonio L. DeLise

Antonio L. DeLise, President, Chief Executive Officer, Chief Financial Officer