Form 10-Q
period 2005-06-30
PUBLICARD INC
filed 2005-08-12
CIK 81050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of Common Stock outstanding as of August 12, 2005: 24,690,902

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2005 AND DECEMBER 31, 2004
(in thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Current assets:
Cash, including short-term investments of $1,116 and $1,837 in 2005
and 2004, respectively	$1,173	$1,943
Trade receivables, less allowance for doubtful accounts of $17 and $48
in 2005 and 2004, respectively	710	827
Inventories	367	558
Prepaid insurance and other	628	440
Total current assets	2,878	3,768

Equipment and leasehold improvements, net	81	127
Goodwill	782	782
Other assets	—	396
	$3,741	$5,073

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Trade accounts payable and overdraft	$1,258	$1,358
Accrued liabilities	1,071	1,005
Total current liabilities	2,329	2,363

Note payable	7,501	7,501
Other non-current liabilities	215	368

Total liabilities	10,045	10,232

Commitments and contingencies (Note 4)

Shareholders’ deficiency:
Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized; 565
shares issued and outstanding as of June 30, 2005 and December 31, 2004	2,825	2,825
Common shares, $0.10 par value: 40,000,000 shares authorized; 24,690,902
shares issued and outstanding as of June 30, 2005 and December 31, 2004	2,469	2,469
Additional paid-in capital	108,119	108,119
Accumulated deficit	(119,648)	(118,476)
Other comprehensive loss	(69)	(96)
Total shareholders’ deficiency	(6,304)	(5,159)
	$3,741	$5,073

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(in thousands, except share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$909	$1,028	$1,660	$1,856

Cost of revenues	424	480	792	886
Gross margin	485	548	868	970

Operating expenses:
General and administrative	492	609	1,022	1,272
Sales and marketing	284	406	682	825
Product development	163	171	339	349
Amortization of intangibles	—	10	—	20
	939	1,196	2,043	2,466
Loss from operations	(454)	(648)	(1,175)	(1,496)

Other income (expenses):
Interest income	7	6	14	12
Interest expense	(6)	(6)	(11)	(10)
Cost of pensions - non-operating	—	(130)	—	(264)
Gain on insurance recoveries	—	—	—	477
Other expenses	—	(5)	—	(5)
	1	(135)	3	210

Net loss	$(453)	$(783)	$(1,172)	$(1,286)

Basic and diluted loss per common share	$(.02)	$(.03)	$(.05)	$(.05)

Basic and diluted weighted average common shares outstanding	24,690,902	24,690,902	24,690,902	24,690,902

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(in thousands, except share data)
(unaudited)

	Class A	Common Shares		Additional		Other Comprehen-	Total Share-
	Preferred	Shares		Paid-in	Accumulated	sive	holders’
	Stock	Issued	Amount	Capital	Deficit	Loss	Deficiency

Balance - January 1, 2005	$2,825	24,690,902	$2,469	$108,119	$(118,476)	$(96)	$(5,159)

Comprehensive loss:
Net loss	—	—	—	—	(1,172)	—	(1,172)
Foreign currency translation adjustment	—	—	—	—	—	27	27
Comprehensive loss							(1,145)

Balance - June 30, 2005	$2,825	24,690,902	$2,469	$108,119	$(119,648)	$(69)	$(6,304)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(in thousands)
(unaudited)

	2005	2004

Cash flows from operating activities:
Net loss	$(1,172)	$(1,286)
Adjustments to reconcile net loss to net cash used
in operating activities:
Gain on insurance recoveries	—	(477)
Loss on disposal of fixed assets	—	5
Amortization of intangibles	—	20
Depreciation and amortization	43	68
Changes in assets and liabilities:
Trade receivables	73	111
Inventories	165	(17)
Prepaid insurance and other current assets	107	(21)
Other assets	-	100
Trade accounts payable and overdraft	(54)	(7)
Accrued liabilities	9	1,088
Other non-current liabilities	(9)	(805)
Net cash used in operating activities	(838)	(1,221)

Cash flows from investing activities:
Capital expenditures	—	(38)
Proceeds from insurance recoveries	68	477
Other	(1)	(5)
Net cash provided by investing activities	67	434

Cash flows from financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	1	1

Net decrease in cash	(770)	(786)
Cash - beginning of period	1,943	3,580
Cash - end of period	$1,173	$2,794

Cash paid for interest	$11	$10

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

Liquidity and Going Concern Considerations

These unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $1.2 million at June 30, 2005. The Company also had a shareholders’ deficiency of $6.3 million at June 30, 2005.

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

Basis of presentation

The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of June 30, 2005 and the results of their operations and cash flows for the three and six months ended June 30, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Earnings (loss) per common share

Basic net income (loss) per common share is based on net income (loss) divided by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options and convertible preferred stock at the later of the beginning of the year or date of issuance. For the six months ended June 30, 2005, diluted net income (loss) per share was the same as basic net income (loss) per share since the effect of stock options and convertible preferred stock were antidilutive. Shares issuable pursuant to stock options and convertible preferred stock were 3,749,850 and 4,057,475 as of June 30, 2005 and 2004, respectively.

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

Inventories

Inventories are stated at lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company’s estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management’s estimates related to the Company’s production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. Inventories as of June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2005	2004

Raw materials and work-in-process	$291	$468
Finished goods	76	90
	$367	$558

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

The Company determines the fair value of its sole reporting unit primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relies primarily on the implied fair value using a multiple of revenues for several entities with comparable operations and economic characteristics. Significant assumptions used in the discounted cash flow valuation include estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor. The Company performs its annual goodwill impairment test during the fourth quarter absent any interim impairment indicators. The carrying value of goodwill as of June 30, 2005 and December 31, 2004 was $782,000.

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

At June 30, 2005, the Company had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans is equal to the market price of the Company’s common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company's net (loss) income and (loss) income per share for the three and six months ended June 30, 2005 and 2004 would have been as follows (in thousands except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net loss, as reported	$(453)	$(783)	$(1,172)	$(1,286)
Deduct: Total stock-based compensation expense
determined under fair value based method	—	(30)	—	(60)
Pro forma net loss	$(453)	$(813)	$(1,172)	$(1,346)

Basic and diluted loss per share:
As reported	$(.02)	$(.03)	$(.05)	$(.05)
Pro forma	$(.02)	$(.03)	$(.05)	$(.05)

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

Fair Value of Financial Instruments and Concentration of Credit Risk
The carrying amount of financial instruments, including cash and short-term investments, accounts receivable, accounts payable and accrued liabilities, approximates fair value. The fair value of long-term debt is estimated based on current rates which could be offered to the Company for debt of the same remaining maturity. The estimated fair value of the Company’s long term debt as of June 30, 2005 was approximately $1.9 million.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and short-term investments and accounts receivable. The Company maintains all of its cash and short-term investments with high-credit quality financial institutions. The Company’s customer base consists of businesses principally in Europe (with a concentration in the United Kingdom) and the United States. For the year ended December 31, 2004 and the six months ended June 30, 2005, no one customer accounted for more than 10% of revenues. In addition, no one customer accounted for more than 10% of the accounts receivable balance as of June 30, 2005.

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

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of the statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

Note 2 - SEGMENT DATA

The Company’s sole operating activities involve the deployment of smart card solutions for educational and corporate sites. As such, the Company reports as a single segment. Sales by geographical areas for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three months ended June 30		Six months ended June 30,
	2005	2004	2005	2004

United States	$151	$111	$238	$171
Europe	728	816	1,376	1,525
Rest of world	30	101	46	160
	$909	$1,028	$1,660	$1,856

The Company has operations in the United States and United Kingdom. Identifiable tangible assets by country as of June 30, 2005 and December 31, 2004 are as follows (in thousands):

	2005	2004

United States	$1,806	$2,770
United Kingdom	1,153	1,521
	$2,959	$4,291

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

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries (as defined below). Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). Net Recoveries, as defined in the Settlement Agreement, is the net cash proceeds received by the Company with respect to transactions consummated after March 31, 2003 from (a) the sale of the Company’s interest in Infineer and TecSec, real property in Louisiana and any other real or personal property assets and (b) any recoveries from the Company’s historic insurance program. As of June 30, 2005, Net Recoveries was approximately $3.5 million.

In the event of default by the Company under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

As a result of the termination of the Plan, net periodic pension cost will be zero prospectively. Cost of retirement benefits - non-operating of $264,000 for the six months ended June 30, 2004 included the net periodic pension cost and other Plan related expenses. The components of the net periodic pension cost for the six months ended June 30, 2004 were as follows (in thousands):

Interest cost	$$232
Expected return on plan assets	(58)
Amortization of net loss	56
Net periodic pension cost	$230
Note 4 - COMMITMENTS AND CONTINGENCIES

Grants and bank financing

The Company has received grants from several government agencies in the United Kingdom. These grants have been used for marketing, research and development and other governmental business incentives such as general employment. Such grants require the Company to maintain certain levels of operations and employment in Northern Ireland. As of June 30, 2005, the Company has a contingent liability to repay, in whole or in part, grants received of approximately $270,000 in the event the Company becomes insolvent or otherwise violates the terms of such grants. As of June 30, 2005, the Company is in compliance with the terms of the grants.

Infineer has an overdraft facility with a bank in Northern Ireland, which allows for the maximum borrowing of 320,000 British pounds. This facility is secured by all of Infineer’s assets and bears an interest rate at the bank’s base rate plus 2% (approximately 6.75% at June 30, 2005). As of June 30, 2005, Infineer had borrowings outstanding under this facility totaling 293,000 British pounds (or the equivalent of $531,000).

Legal

On May 28, 2002, a lawsuit was filed against the Company and four of its current and former directors and executive officers in the Superior Court of the State of California, in the County of Los Angeles by Leonard M. Ross and affiliated entities alleging, among other things, misrepresentation and securities fraud (the “Lawsuit”). The plaintiffs sought compensatory and punitive damages for alleged actions of the defendants in order to induce the plaintiff to purchase, hold or refrain from selling shares of the Company’s common stock. The plaintiffs alleged that the defendants made a series of material misrepresentations, misleading statements, omissions and concealments, specifically and directly to the plaintiffs concerning the nature, existence and status of contracts with certain purchasers, the nature and existence of investments in the Company by third parties, the nature and existence of business relationships and investments by the Company.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In November 2002, the Company and the individual defendants served with the Lawsuit filed a demurrer seeking the dismissal of six of the plaintiffs’ nine purported causes of action. In January 2003, the court ruled in favor of the demurrer and dismissed the entire complaint. The plaintiffs were granted the right to replead and subsequently filed an amended complaint in February 2003. The Company and individual defendants filed a second demurrer in March 2003. In June 2003, the court ruled in favor of the demurrer and dismissed, without leave to amend, six of the eleven purported causes of action in the amended complaint. The parties to the Lawsuit subsequently began the document discovery process and responded to interrogatories.

The parties to the Lawsuit agreed to engage in non-binding mediation and on July 20, 2005, reached an agreement to settle the Lawsuit. Pursuant to this agreement, in exchange for a payment, the plaintiffs have agreed to dismiss the case with prejudice and the parties have agreed to execute mutual general releases. The Company’s primary directors and officers liability insurance carriersreparties to the Lawsuit subsequently began the document discovery process and responded to interrogatories. has agreed to fund the full cost of the settlement.

The Company incurred approximately $200,000 in defense costs in 2002. No additional costs have been incurred in 2005, 2004 and 2003. The Company’s primary directors and officers liability insurance carriersreparties to the Lawsuit subsequently began the document discovery process and responded to interrogatories. funded the additional costs of defending this Lawsuit.

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

Insurance recoveries

During 2003, the Company entered into three binding settlements with various historical insurers that resolved certain claims (including certain future claims) under policies of insurance issued to the Company by those insurers. As a result of the settlements, after allowance for associated expenses, offsetting adjustments and amounts held in escrow, the Company received net proceeds of approximately $4.1 million in 2003. Pursuant to one of the settlements, an additional net amount of approximately $470,000 was placed in escrow to secure the payment of certain indemnification obligations. Absent any indemnity claims, amounts will be released from escrow beginning September 30, 2004 and ending June 30, 2006. During 2005 and 2004, net cash released from escrow amounted to approximately $68,000 and $84,000, respectively. The Company recognized a gain from these settlements of approximately $4.6 million in 2003.

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

Leases

The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next four years. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year aggregates approximately $665,000.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5- COMPREHENSIVE LOSS

Comprehensive loss for the Company includes foreign currency translation adjustments, as well as the net loss reported in the Company's Condensed Consolidated Statements of Operations. Comprehensive loss for the three and six months ended June 30, 2005 and 2004 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net loss	$(453)	$(783)	$(1,172)	$(1,286)
Foreign currency translation adjustments	16	—	27	(2)
Comprehensive loss	$(437)	$(783)	$(1,145)	$(1,288)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Form 10-Q contain forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of PubliCARD preceded by, followed by or that include the words “believes,”“expects,”“anticipates,”“estimates,”“may,”“should,”“would,”“could,”“intends,”“plans” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. You should understand that the possible consequences of such statements made under “Factors That May Affect Future Results” and elsewhere in this document could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements.

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

PubliCARD’s consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $1.2 million at June 30, 2005. The Company also had a shareholders’ deficiency of $6.3 million at June 30, 2005.

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

Results of Operations

The following table is derived from the Unaudited Condensed Consolidated Financial Statements and sets forth the Company’s consolidated results of operations for the three and six months ended June 30, 2005 and 2004 (in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$909	$1,028	$1,660	$1,856
Cost of revenues	424	480	792	886
Gross margin	485	548	868	970
Gross margin percentage	53%	53%	52%	52%
Operating expenses:
General and administrative	492	609	1,022	1,272
Sales and marketing	284	406	682	825
Product development	163	171	339	349
Amortization of intangibles	-	10	—	20
	939	1,196	2,043	2,466
Loss from operations	(454)	(648)	(1,175)	(1,496)
Other income (expenses):
Interest income	7	6	14	12
Interest expense	(6)	(6)	(11)	(10)
Cost of pensions - non-operating	—	(130)	—	(264)
Gain on insurance recoveries	—	—	—	477
Other income (expenses), net	—	(5)	—	(5)
	1	(135)	3	210
Net loss	$(453)	$(783)	$(1,172)	$(1,286)

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues. Revenues are generated from product sales, technology and software license fees, installation and maintenance contracts. Consolidated revenues decreased to $909,000 in 2005 compared to $1.0 million for 2004. Foreign currency changes had the effect of increasing revenues by 2%. Excluding the impact of foreign currency changes, sales in 2005 decreased by 13% driven by a decline of $93,000 in direct sales to customers located in the United Kingdom as well as a $66,000 decline in shipments to distribution partners located outside of the United Kingdom (other than the U.S.). In the first half of 2005, Infineer reduced sales and customer support headcount by a total of eight people to reduce operating expenses and reflect lower revenue expectations.

Gross margin. Cost of sales consists primarily of material, personnel costs and overhead. Gross margin, as a percentage of net revenues, was 53% in both 2005 and 2004.

Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel and travel costs, public relations, trade shows and marketing materials. Sales and marketing expenses were $284,000 in 2005 compared to $406,000 in 2004. The decrease in expenses is mainly attributable to a $119,000 decline in wages, benefits and employee business expense associated with headcount reductions.

Product development expenses. Product development expenses include costs associated with the development of new products and enhancements to existing products. Product development expenses consist primarily of personnel and travel costs and contract engineering services. Product development expenses amounted to $163,000 in 2005 compared to $171,000 in 2004.

General and administrative expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance and accounting, human resources, risk management and legal. General and administrative expenses were $492,000 in 2005 compared to $609,000 in 2004. The decrease in expenses is mainly attributable to a $90,000 decline in corporate wages and benefits.

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

Other income and expense. Cost of pensions in 2004 of $130,000 principally represents pension expense associated with the Company’s frozen defined benefit pension plan. Effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan’s trustee. See Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements for further discussion. As a result of the termination of the Plan, net periodic pension cost will be zero prospectively.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues. Consolidated revenues decreased to $1.7 million in 2005 compared to $1.9 million for 2004. Foreign currency changes had the effect of increasing revenues by 2%. Excluding the impact of foreign currency changes, sales in 2005 decreased by 13% driven by a decline of $134,000 in direct sales to customers located in the United Kingdom as well as a $129,000 decline in shipments to distribution partners located outside of the United Kingdom (other than the U.S.).

Cost of revenues. Gross margin, as a percentage of net sales, was 52% in both 2005 and 2004.

Sales and marketing expenses. Sales and marketing expenses were $682,000 in 2005 compared to $825,000 in 2004. The decrease is primarily attributable to a $144,000 reduction in wages, benefits and employee business expense resulting from headcount reductions. Also, the 2004 expenses reflect a reimbursement of $47,000 of marketing costs under a grant with a government agency in Northern Ireland.

Product development expenses. Product development expenses amounted to $339,000 in 2005 compared to $349,000 in 2004.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2005 decreased to $1.0 million from $1.3 million for 2004. The decrease in expenses is mainly attributable to a $208,000 decline in corporate wages and benefits.

Amortization of goodwill and intangibles. Amortization expense associated with definite lived intangible assets was $20,000 in 2004.

Other income and expense. Cost of pensions in 2004 of $264,000 principally represents pension expense associated with the Company’s frozen defined benefit pension plan.

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

Liquidity

The Company has financed its operations over the last several years primarily through funds received from the sale of a non-core businesses in 2000 and insurance recoveries in 2003 and 2004. For the six months ended June 30, 2005, cash, including short-term investments, decreased by $770,000 to $1.2 million as of June 30, 2005.

Operating activities utilized cash of $838,000 in 2005 and principally consisted of the net loss of $1.2 million offset by depreciation and amortization of $43,000 and a reduction in assets and liabilities of $291,000.

Investing activities generated cash of $67,000 for the six months ended June 30, 2005 and consisted of the release of funds held in escrow pursuant to a 2003 insurance settlement.

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

The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries (as defined below). Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). Net Recoveries, as defined in the Settlement Agreement, is the net cash proceeds received by the Company with respect to transactions consummated after March 31, 2003 from (a) the sale of the Company’s interest in Infineer and TecSec, real property in Louisiana and any other real or personal property assets and (b) any recoveries from the Company’s historic insurance program. As of June 30, 2005, Net Recoveries was approximately $3.5 million.

In the event of default by the Company under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

•
The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next four years. Minimum future payments for operating leases having initial or remaining non-cancelable terms in excess of one year aggregates approximately $665,000.

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

Contractual Obligations

The following is a summary of the Company’s commitments as of June 30, 2005 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$665	$247	$387	$31	$—
Other long-term liabilities:
Note payable to PBGC	7,501	—	—	—	7,501
Other long-term obligations	215	20	120	40	35
Total	$8,381	$267	$507	$71	$7,536

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of the statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

Factors That May Affect Future Results

We have a history of operating losses and negative cash flow, we have ongoing funding obligations and we need to raise additional capital that may not be available to us, all of which could lead us to seek bankruptcy protection. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 2002, 2003, 2004 and the six months ended June 30, 2005 of approximately $8.3 million, $1.6 million, $4.9 million and $1.2 million, respectively. In addition, we experienced negative cash flow from operating activities of $5.1 million, $2.2 million, $2.3 million and $838,000 in 2002, 2003, 2004 and the six months ended June 30, 2005, respectively, and have a shareholders’ deficiency of $6.3 million as of June 30, 2005.

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

The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after we have received a total of $4.0 million in Net Recoveries. Thereafter, on each anniversary of the first payment, we are required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). As of June 30, 2005, Net Recoveries was approximately $3.5 million.

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

We currently have no capacity for commercial debt financing. Should such capacity become available to us, we may be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, and continued operating losses. Borrowings may also involve covenants limiting or restricting our operations or future opportunities. In addition, we have future non-cancelable operating lease obligations for office space, vehicles and office equipment aggregating $665,000.

We cannot assure you that Infineer will be able to continue to operate. During 2002, 2003, 2004 and the six months ended June 30, 2005, PubliCARD contributed additional capital to Infineer of $44,000, $70,000, $225,000 and $150,000, respectively. Without such contributions, Infineer may not have been able to fund its operations. We cannot assure you that additional capital contributions will not be required in the future, or, if required, that PubliCARD will be in a position to make any additional capital contributions.

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

We depend on a relatively small number of customers for a majority of our revenues. We rely on a limited number of customers in our business. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business. For the year ended December 31, 2004 and the six months ended June 30, 2005, no one customer accounted for more than 10% of our revenues. In addition, no one customer accounted for more than 10% of the accounts receivable balance as of June 30, 2005.

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

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates, which could adversely affect our operations and financial condition. Our operations are located in the United Kingdom and sales to customers outside the U.S. represented approximately 88% and 86% of total sales for the year ended December 31, 2004 and the six months ended June 30, 2005, respectively. Because we derive a substantial portion of our business outside the United States, we are subject to certain risks associated with operating in foreign markets including the following:

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

Market Risk

We are exposed to market risk primarily through short-term investments and an overdraft facility. Our investment policy calls for investment in short-term, low risk instruments. As of June 30, 2005, short-term investments (principally U.S. Treasury bills) were $1.1 million and borrowing under the overdraft facility amounted to $531,000. Due to the nature of these investments and the amount of the overdraft facility, any change in rates would not have a material impact on our financial condition or results of operations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 28, 2002, a lawsuit was filed against the Company and four of its current and former directors and executive officers in the Superior Court of the State of California, in the County of Los Angeles by Leonard M. Ross and affiliated entities alleging, among other things, misrepresentation and securities fraud (the “Lawsuit”). The plaintiffs sought compensatory and punitive damages for alleged actions of the defendants in order to induce the plaintiff to purchase, hold or refrain from selling shares of the Company’s common stock. The plaintiffs alleged that the defendants made a series of material misrepresentations, misleading statements, omissions and concealments, specifically and directly to the plaintiffs concerning the nature, existence and status of contracts with certain purchasers, the nature and existence of investments in the Company by third parties, the nature and existence of business relationships and investments by the Company.

In November 2002, the Company and the individual defendants served with the Lawsuit filed a demurrer seeking the dismissal of six of the plaintiffs’ nine purported causes of action. In January 2003, the court ruled in favor of the demurrer and dismissed the entire complaint. The plaintiffs were granted the right to replead and subsequently filed an amended complaint in February 2003. The Company and individual defendants filed a second demurrer in March 2003. In June 2003, the court ruled in favor of the demurrer and dismissed, without leave to amend, six of the eleven purported causes of action in the amended complaint. The parties to the Lawsuit subsequently began the document discovery process and responded to interrogatories.

The parties to the Lawsuit agreed to engage in non-binding mediation and on July 20, 2005, reached an agreement to settle the Lawsuit. Pursuant to this agreement, in exchange for a payment, the plaintiffs have agreed to dismiss the case with prejudice and the parties have agreed to execute mutual general releases. The Company’s primary directors and officers liability insurance carriersreparties to the Lawsuit subsequently began the document discovery process and responded to interrogatories. has agreed to fund the full cost of the settlement.

The Company incurred approximately $200,000 in defense costs in 2002. No additional costs have been incurred in 2005, 2004 and 2003. The Company’s primary directors and officers liability insurance carriersreparties to the Lawsuit subsequently began the document discovery process and responded to interrogatories. funded the additional costs of defending this Lawsuit.

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

ITEM 5. OTHER INFORMATION

In the second quarter of 2005, the Company reported all required disclosures on Form 8-K.

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

PUBLICARD, INC. (Registrant)

Date: August 12, 2005	By:	/s/ Antonio L. DeLise
Antonio L. DeLise, President,
Chief Executive Officer, Chief Financial Officer