Form 10-Q
period 2005-09-30
PUBLICARD INC
filed 2005-11-14
CIK 81050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of Common Stock outstanding as of November 14, 2005: 24,940,902

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(in thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Current assets:
Cash, including short-term investments of $697 and $1,837 in 2005
and 2004, respectively	$750	$1,943
Trade receivables, less allowance for doubtful accounts of $16 and $48
in 2005 and 2004, respectively	801	827
Inventories	348	558
Prepaid insurance and other	594	440
Total current assets	2,493	3,768

Equipment and leasehold improvements, net	62	127
Goodwill	782	782
Other assets	-	396
	$3,337	$5,073

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Overdraft payable	$484	$347
Trade accounts payable	637	1,011
Accrued liabilities	1,113	1,005
Total current liabilities	2,234	2,363

Note payable	7,501	7,501
Other non-current liabilities	209	368
Total liabilities	9,944	10,232

Commitments and contingencies (Note 4)

Shareholders’ deficiency:
Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized; 465 and 565 shares issued and outstanding as of September 30, 2005
and December 31, 2004, respectively	2,325	2,825
Common shares, $0.10 par value: 40,000,000 shares authorized; 24,940,902 and
24,690,902 shares issued and outstanding as of September 30, 2005 and
December 31, 2004, respectively	2,494	2,469
Additional paid-in capital	108,594	108,119
Accumulated deficit	(119,960)	(118,476)
Other comprehensive loss	(60)	(96)
Total shareholders’ deficiency	(6,607)	(5,159)
	$3,337	$5,073

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(in thousands, except share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$1,029	$1,260	$2,689	$3,116

Cost of revenues	428	530	1,220	1,416
Gross margin	601	730	1,469	1,700

Operating expenses:
General and administrative	515	568	1,537	1,840
Sales and marketing	247	365	929	1,190
Product development	150	173	489	522
Amortization of intangibles	-	10	-	30
	912	1,116	2,955	3,582
Loss from operations	(311)	(386)	(1,486)	(1,882)

Other income (expenses):
Interest income	7	6	21	18
Interest expense	(8)	(6)	(19)	(16)
Cost of pensions - non-operating	-	(132)	-	(396)
Loss on pension settlement	-	(2,739)	-	(2,739)
Gain on insurance recoveries	-	170	-	647
Other income, net	-	5	-	-
	(1)	(2,696)	2	(2,486)

Net loss	$(312)	$(3,082)	$(1,484)	$(4,368)

Basic and diluted loss per common share	$(.01)	$(.12)	$(.06)	$(.18)

Basic and diluted weighted average common shares outstanding	24,753,402	24,690,902	24,715,902	24,690,902

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(in thousands, except share data)
(unaudited)

	Class A	Common Shares		Additional		Other Comprehen-	Total Share-
	Preferred	Shares		Paid-in	Accumulated	sive	holders’
	Stock	Issued	Amount	Capital	Deficit	Loss	Deficiency

Balance - January 1, 2005	$2,825	24,690,902	$2,469	$108,119	$(118,476)	$(96)	$(5,159)

Conversion of preferred stock	(500)	250,000	25	475	-	-	-

Comprehensive loss:
Net loss	-	-	-	-	(1,484)	-	(1,484)
Foreign currency translation adjustment	-	-	-	-	-	36	36
Comprehensive loss							(1,448)

Balance - September 30, 2005	$2,325	24,940,902	$2,494	$108,594	$(119,960)	$(60)	$(6,607)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(in thousands)
(unaudited)

	2005	2004

Cash flows from operating activities:
Net loss	$(1,484)	$(4,368)
Adjustments to reconcile net loss to net cash used
in operating activities:
Loss on pension settlement	-	2,739
Gain on insurance recoveries	-	(647)
Amortization of intangibles	-	30
Depreciation and amortization	63	94
Changes in assets and liabilities:
Trade receivables	(43)	44
Inventories	173	69
Prepaid insurance and other current assets	141	230
Trade accounts payable	(325)	(332)
Accrued liabilities	75	1,029
Other non-current liabilities	(15)	(675)
Net cash used in operating activities	(1,415)	(1,787)

Cash flows from investing activities:
Capital expenditures	-	(49)
Proceeds from insurance recoveries	52	531
Other	(3)	5
Net cash provided by investing activities	49	487

Cash flows from financing activities
Increase in overdraft payable	172	61

Effect of exchange rate changes on cash and cash equivalents	1	1

Net decrease in cash	(1,193)	(1,238)
Cash - beginning of period	1,943	3,580
Cash - end of period	$750	$2,342

Cash paid for interest	$19	$16
Cash paid for taxes	$8	$-

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

Liquidity and Going Concern Considerations
These unaudited condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $750,000 at September 30, 2005. The Company also had a shareholders’ deficiency of $6.6 million at September 30, 2005.

The Company sponsored a defined benefit pension plan (the “Plan”) that was frozen in 1993. In January 2003, the Company filed a notice with the Pension Benefit Guaranty Corporation (the “PBGC”) seeking a “distress termination” of the Plan. In September 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan’s trustee. See Note 3 for further information on the Plan termination. As a result of the Plan termination, the Company’s 2003 and 2004 funding requirements due to the Plan amounting to $3.4 million through September 15, 2004 were eliminated. As such, management believes that existing cash and short term investments may be sufficient to meet the Company’s operating and capital requirements at the currently anticipated levels through March 31, 2006. However, additional capital will be necessary in order to operate beyond March 31, 2006 and to fund the current business plan and other obligations. While the Company is considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it is not likely to be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which would have a material adverse effect on its business and results of operations and is likely to lead the Company to seek bankruptcy protection. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors’ reports on the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 contained emphasis paragraphs concerning substantial doubt about the Company’s ability to continue as a going concern.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principles of consolidation
The consolidated financial statements include the accounts of PubliCARD and its wholly-owned subsidiaries. All intercompany transactions are eliminated in consolidation.

Basis of presentation
The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of September 30, 2005 and the results of their operations and cash flows for the three and nine months ended September 30, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Earnings (loss) per common share
Basic net income (loss) per common share is based on net income (loss) divided by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options and convertible preferred stock at the later of the beginning of the year or date of issuance. For the nine months ended September 30, 2005, diluted net income (loss) per share was the same as basic net income (loss) per share since the effect of stock options and convertible preferred stock were antidilutive. Shares issuable pursuant to stock options and convertible preferred stock were 3,589,850 and 3,841,975 as of September 30, 2005 and 2004, respectively.

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

Inventories
Inventories are stated at lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company’s estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management’s estimates related to the Company’s production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. Inventories as of September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2005	2004

Raw materials and work-in-process	$254	$468
Finished goods	94	90
	$348	$558

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

The Company determines the fair value of its sole reporting unit primarily using two approaches: a market approach technique and a discounted cash flow valuation technique. The market approach relies primarily on the implied fair value using a multiple of revenues for several entities with comparable operations and economic characteristics. Significant assumptions used in the discounted cash flow valuation include estimates of future cash flows, future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor. The Company performs its annual goodwill impairment test during the fourth quarter absent any interim impairment indicators. The carrying value of goodwill as of September 30, 2005 and December 31, 2004 was $782,000.

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

At September 30, 2005, the Company had four fixed stock-based compensation plans. The exercise price of each option granted pursuant to these plans is equal to the market price of the Company’s common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company's net (loss) income and (loss) income per share for the three and nine months ended September 30, 2005 and 2004 would have been as follows (in thousands except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net loss, as reported	$(312)	$(3,082)	$(1,484)	$(4,368)
Deduct: Total stock-based compensation expense
determined under fair value based method	(4)	(35)	(4)	(95)
Pro forma net loss	$(316)	$(3,117)	$(1,488)	$(4,463)

Basic and diluted loss per share:
As reported	$(.01)	$(.12)	$(.06)	$(.18)
Pro forma	$(.01)	$(.13)	$(.06)	$(.18)

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used to estimate the value of the options included in the pro forma amounts and the weighted average estimated fair value of an option granted are as follows:

	2005	2004
Expected option term (years)	5.0	5.0
Expected volatility	165.0%	353.0%
Risk-free interest rate	4.1%	3.7%
Weighted average fair value per option	$.02	$.06

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

Fair Value of Financial Instruments and Concentration of Credit Risk
The carrying amount of financial instruments, including cash and short-term investments, accounts receivable, accounts payable and accrued liabilities, approximates fair value. The fair value of long-term debt is estimated based on current rates which could be offered to the Company for debt of the same remaining maturity. The estimated fair value of the Company’s long term debt as of September 30, 2005 was approximately $2.2 million.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and short-term investments and accounts receivable. The Company maintains all of its cash and short-term investments with high-credit quality financial institutions. The Company’s customer base consists of businesses principally in Europe (with a concentration in the United Kingdom) and the United States. For the year ended December 31, 2004 and the nine months ended September 30, 2005, no one customer accounted for more than 10% of revenues. In addition, no one customer accounted for more than 10% of the accounts receivable balance as of September 30, 2005.

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

Reclassifications
For the nine months ended September 30, 2004, the Company reported the change in the overdraft facility as a component of operating activities in the Condensed Consolidated Statement of Cash Flows. In order to conform to the current period presentation, the Company has reclassified the $61,000 increase in the overdraft for the nine months ended September 30, 2004 to a component of financing activities.

Note 2 - SEGMENT DATA

The Company’s sole operating activities involve the deployment of smart card solutions for educational and corporate sites. As such, the Company reports as a single segment. Sales by geographical areas for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three months ended September 30		Nine months ended September 30,
	2005	2004	2005	2004

United Kingdom	$795	$872	$1,856	$2,067
United States	89	155	327	326
Europe (excluding United Kingdom)	119	213	434	543
Rest of world	26	20	72	180
	$1,029	$1,260	$2,689	$3,116

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has operations in the United States and United Kingdom. Identifiable tangible assets by country as of September 30, 2005 and December 31, 2004 are as follows (in thousands):

	2005	2004

United States	$1,340	$2,770
United Kingdom	1,215	1,521
	$2,555	$4,291

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

The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries (as defined below). Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). Net Recoveries, as defined in the Settlement Agreement, is the net cash proceeds received by the Company with respect to transactions consummated after March 31, 2003 from (a) the sale of the Company’s interest in Infineer and TecSec, real property in Louisiana and any other real or personal property assets and (b) any recoveries from the Company’s historic insurance program. As of September 30, 2005, Net Recoveries was approximately $3.5 million.

In the event of default by the Company under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

As a result of the termination of the Plan, net periodic pension cost will be zero prospectively. Cost of retirement benefits - non-operating of $396,000 for the nine months ended September 30, 2004 included the net periodic pension cost and other Plan related expenses. The components of the net periodic pension cost for the nine months ended September 30, 2004 were as follows (in thousands):

Interest cost	$348
Expected return on plan assets	(87)
Amortization of net loss	84
Net periodic pension cost	$345

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - COMMITMENTS AND CONTINGENCIES

Grants and bank financing
Infineer has received grants from several government agencies in the United Kingdom. These grants have been used for marketing, research and development and other governmental business incentives such as general employment. Such grants require Infineer to maintain certain levels of operations and employment in Northern Ireland. As of September 30, 2005, Infineer has a contingent liability to repay, in whole or in part, grants received of approximately $260,000 in the event Infineer becomes insolvent or otherwise violates the terms of such grants. As of September 30, 2005, Infineer is in compliance with the terms of the grants.

Infineer has an overdraft facility with a bank in Northern Ireland, which allows for the maximum borrowing of 320,000 British pounds. This facility is secured by all of Infineer’s assets and bears an interest rate at the bank’s base rate plus 2% (approximately 6.50% at September 30, 2005). As of September 30, 2005, Infineer had borrowings outstanding under this facility totaling 277,000 British pounds (or the equivalent of $484,000).

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

The parties to the Lawsuit agreed to engage in non-binding mediation and on July 20, 2005, reached an agreement to settle the Lawsuit. Pursuant to this agreement, in exchange for a payment, the plaintiffs dismissed the case with prejudice and the parties executed mutual general releases. The Company’s primary directors and officers liability insurance carriersreparties to the Lawsuit subsequently began the document discovery process and responded to interrogatories. funded the full cost of the settlement.

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

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Insurance recoveries
During 2003, the Company entered into three binding settlements with various historical insurers that resolved certain claims (including certain future claims) under policies of insurance issued to the Company by those insurers. As a result of the settlements, after allowance for associated expenses, offsetting adjustments and amounts held in escrow, the Company received net proceeds of approximately $4.1 million in 2003. Pursuant to one of the settlements, an additional net amount of approximately $470,000 was placed in escrow to secure the payment of certain indemnification obligations. Absent any indemnity claims, amounts will be released from escrow beginning September 30, 2004 and ending June 30, 2006. During 2005 and 2004, net cash released from escrow amounted to approximately $52,000 and $50,000, respectively. The Company recognized a gain from these settlements of approximately $4.6 million in 2003.

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

Leases
The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next four years. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year aggregates approximately $573,000.

Note 5- COMPREHENSIVE LOSS

Comprehensive loss for the Company includes foreign currency translation adjustments, as well as the net loss reported in the Company's Condensed Consolidated Statements of Operations. Comprehensive loss for the three and nine months ended September 30, 2005 and 2004 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net loss	$(312)	$(3,082)	$(1,484)	$(4,368)
Pension termination	-	2,649	-	2,649
Foreign currency translation adjustments	9	(2)	36	(4)
Comprehensive loss	$(303)	$(435)	$(1,448)	$(1,723)

Note 6 - PREFERRED STOCK CONVERSION

In the third quarter of 2005, 100 shares of Class A Preferred Stock were converted into 250,000 shares of PubliCARD common stock.

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

PubliCARD’s consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $750,000 at September 30, 2005. The Company also had a shareholders’ deficiency of $6.6 million at September 30, 2005.

The Company’s defined benefit pension plan was frozen in 1993. In January 2003, the Company filed a notice with the PBGC seeking a “distress termination” of the Plan. In September 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan’s trustee. See Note 3 to the Unaudited Notes to Condensed Consolidated Financial Statements for further information on the Plan termination. As a result of the Plan termination, the Company’s 2003 and 2004 funding requirements due to the Plan amounting to $3.4 million through September 15, 2004 were eliminated. As such, management believes that existing cash and short term investments may be sufficient to meet the Company’s operating and capital requirements at the currently anticipated levels through March 31, 2006. However, additional capital will be necessary in order to operate beyond March 31, 2006 and to fund the current business plan and other obligations. While the Company is considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it is not likely to be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which would have a material adverse effect on its business and results of operations and is likely to lead the Company to seek bankruptcy protection. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors’ reports on the Company’s Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 contain emphasis paragraphs concerning substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations
The following table is derived from the Unaudited Condensed Consolidated Financial Statements and sets forth the Company’s consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$1,029	$1,260	$2,689	$3,116
Cost of revenues	428	530	1,220	1,416
Gross margin	601	730	1,469	1,700
Gross margin percentage	58%	58%	55%	55%
Operating expenses:
General and administrative	515	568	1,537	1,840
Sales and marketing	247	365	929	1,190
Product development	150	173	489	522
Amortization of intangibles	-	10	-	30
	912	1,116	2,955	3,582
Loss from operations	(311)	(386)	(1,486)	(1,882)
Other income (expenses):
Interest income	7	6	21	18
Interest expense	(8)	(6)	(19)	(16)
Cost of pensions - non-operating	-	(132)	-	(396)
Loss on pension settlement	-	(2,739)	-	(2,739)
Gain on insurance recoveries	-	170	-	647
Other income (expenses), net	-	5	-	-
	(1)	(2,696)	2	(2,486)
Net loss	$(312)	$(3,082)	$(1,484)	$(4,386)

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues. Revenues are generated from product sales, technology and software license fees, installation and maintenance contracts. Consolidated revenues decreased to $1.0 million in 2005 compared to $1.3 million for 2004. Foreign currency changes had the effect of decreasing revenues by 1%. Excluding the impact of foreign currency changes, sales in 2005 decreased by 17% driven by a $77,000 decline in direct sales to customers located in the United Kingdom as well as a $154,000 decline in shipments to distribution partners located outside of the United Kingdom. In the first several months of 2005, Infineer reduced sales and customer support headcount by a total of eight people to reduce operating expenses and reflect lower revenue expectations.

Gross margin. Cost of revenues consists primarily of material, personnel costs and overhead. Gross margin, as a percentage of net revenues, was 58% in both 2005 and 2004.

Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel and travel costs, public relations, trade shows and marketing materials. Sales and marketing expenses were $247,000 in 2005 compared to $365,000 in 2004. The decrease in expenses is mainly attributable to a $111,000 decline in wages, benefits and employee business expense associated with headcount reductions.

Product development expenses. Product development expenses include costs associated with the development of new products and enhancements to existing products. Product development expenses consist primarily of personnel and travel costs and contract engineering services. Product development expenses amounted to $150,000 in 2005 compared to $173,000 in 2004. The decrease in expenses is mainly attributable to a $21,000 decline in wages, benefits and employee business expense associated with headcount reductions.

General and administrative expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance and accounting, human resources, risk management and legal. General and administrative expenses were $515,000 in 2005 compared to $568,000 in 2004. The decrease in expenses is mainly attributable to a $113,000 decline in corporate wages and benefits offset by a $65,000 increase in directors fees and $30,000 increase in consulting fees.

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

Other income and expense. Cost of pensions in 2004 of $132,000 principally represents pension expense associated with the Company’s frozen defined benefit pension plan. Effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan’s trustee. A loss on the termination of the Plan of $2.7 million was recorded in the third quarter of 2004. See Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements for further discussion. As a result of the termination of the Plan, net periodic pension cost will be zero prospectively.

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

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues. Consolidated revenues decreased to $2.7 million in 2005 compared to $3.1 million for 2004. Foreign currency changes had the effect of increasing revenues by 1%. Excluding the impact of foreign currency changes, sales in 2005 decreased by 15% driven by a decline of $211,000 in direct sales to customers located in the United Kingdom as well as a $216,000 decline in shipments to distribution partners located outside of the United Kingdom.

Cost of revenues. Gross margin, as a percentage of net sales, was 55% in both 2005 and 2004.

Sales and marketing expenses. Sales and marketing expenses were $929,000 in 2005 compared to $1.2 million in 2004. The decrease is primarily attributable to a $255,000 reduction in wages, benefits and employee business expense resulting from headcount reductions. Also, the 2004 expenses reflect a reimbursement of $47,000 of marketing costs under a grant with a government agency in Northern Ireland.

Product development expenses. Product development expenses amounted to $489,000 in 2005 compared to $522,000 in 2004. The decrease in expenses is mainly attributable to a $24,000 decline in wages, benefits and employee business expense associated with headcount reductions.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2005 decreased to $1.5 million from $1.8 million for 2004. The decrease in expenses is mainly attributable to a decline of $321,000 in corporate wages and benefits and $86,000 in corporate outside services (including insurance, legal, accounting and other professional fees) offset by a $172,000 increase in directors fees.

Amortization of goodwill and intangibles. Amortization expense associated with definite lived intangible assets was $30,000 in 2004.

Other income and expense. Cost of pensions in 2004 of $396,000 principally represents pension expense associated with the Company’s frozen defined benefit pension plan. As discussed above, the 2004 results include the loss on the termination of the Plan of $2.7 million and a gain of $647,000 relating to the assignment to a third party of certain insurance claims against a group of historic insurers.

Liquidity
The Company has financed its operations over the last several years primarily through funds received from the sale of a non-core businesses in 2000 and insurance recoveries in 2003 and 2004. For the nine months ended September 30, 2005, cash, including short-term investments, decreased by $1.2 million to $750,000 as of September 30, 2005.

Operating activities utilized cash of $1.4 million in 2005 and principally consisted of the net loss of $1.5 million offset by depreciation and amortization of $63,000.

Investing activities generated cash of $49,000 for the nine months ended September 30, 2005 and consisted principally of the release of funds held in escrow pursuant to a 2003 insurance settlement.

Financing activities generated cash of $172,000 for the nine months ended September 30, 2005 and consisted of an increase in the overdraft facility at Infineer.

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

The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries (as defined below). Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). Net Recoveries, as defined in the Settlement Agreement, is the net cash proceeds received by the Company with respect to transactions consummated after March 31, 2003 from (a) the sale of the Company’s interest in Infineer and TecSec, real property in Louisiana and any other real or personal property assets and (b) any recoveries from the Company’s historic insurance program. As of September 30, 2005, Net Recoveries was approximately $3.5 million.

In the event of default by the Company under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

•
The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next four years. Minimum future payments for operating leases having initial or remaining non-cancelable terms in excess of one year aggregates approximately $573,000.

The Company will need to raise additional capital that may not be available to it. As a result of the Plan termination discussed above, the Company’s 2003 and 2004 funding requirements due to the Plan amounting to $3.4 million through September 15, 2004 were eliminated. As such, management believes that existing cash and short term investments may be sufficient to meet the Company’s operating and capital requirements at the currently anticipated levels through March 31, 2006. However, additional capital will be necessary in order to operate beyond March 31, 2006 and to fund the current business plan and other obligations. While the Company is considering various funding alternatives, the Company has not secured or entered into any arrangements to obtain additional funds. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms or at all. If the Company cannot raise additional capital to continue its present level of operations it is not likely to be able to meet its obligations, take advantage of future acquisition opportunities or further develop or enhance its product offering, any of which would have a material adverse effect on its business and results of operations.

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

Contractual Obligations
The following is a summary of the Company’s commitments as of September 30, 2005 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to3 years	3 to 5 years	More than 5 years
Operating lease obligations	$573	$161	$382	$30	$-
Other long-term liabilities:
Note payable to PBGC	7,501	-	-	-	7,501
Other long-term obligations	209	-	116	40	53
Total	$8,283	$161	$498	$70	$7,554

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

Factors That May Affect Future Results

We have a history of operating losses and negative cash flow, we have ongoing funding obligations and we need to raise additional capital that may not be available to us, all of which could lead us to seek bankruptcy protection. We have incurred losses and experienced negative cash flow from operating activities in the past, and we expect to incur losses and experience negative cash flow from operating activities in the foreseeable future. We incurred losses from continuing operations in 2002, 2003, 2004 and the nine months ended September 30, 2005 of approximately $8.3 million, $1.6 million, $4.9 million and $1.5 million, respectively. In addition, we experienced negative cash flow from operating activities of $5.1 million, $2.2 million, $2.3 million and $1.4 million in 2002, 2003, 2004 and the nine months ended September 30, 2005, respectively, and have a shareholders’ deficiency of $6.6 million as of September 30, 2005.

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

The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after we have received a total of $4.0 million in Net Recoveries. Thereafter, on each anniversary of the first payment, we are required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). As of September 30, 2005, Net Recoveries was approximately $3.5 million.

In the event of our default under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

We will need to raise additional capital that may not be available to us. As a result of the Plan termination discussed above, our 2003 and 2004 funding requirements due to the Plan amounting to $3.4 million through September 15, 2004 were eliminated. As such, we believe that existing cash and short term investments may be sufficient to meet our operating and capital requirements at the currently anticipated levels through March 31, 2006. However, additional capital will be necessary in order to operate beyond March 31, 2006 and to fund the current business plan and other obligations. While we are actively considering various funding alternatives, no arrangement to obtain additional funding has been secured or entered into. There can be no assurance that we will be able to obtain additional funding, on acceptable terms or at all. If we cannot raise additional capital to continue at our present level of operations we may not be able to meet our obligations, take advantage of future acquisition opportunities or further develop or enhance our product offering, any of which could have a material adverse effect on our business and results of operations and could lead us to seek bankruptcy protection. The auditors’ reports on the Company’s Consolidated Financial Statements for the years ended December 31, 2002, 2003 and 2004 contained emphasis paragraphs concerning substantial doubt about the Company’s ability to continue as a going concern.

We currently have no capacity for commercial debt financing. Should such capacity become available to us, we may be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, and continued operating losses. Borrowings may also involve covenants limiting or restricting our operations or future opportunities. In addition, we have future non-cancelable operating lease obligations for office space, vehicles and office equipment aggregating $573,000.

We cannot assure you that Infineer will be able to continue to operate. During 2002, 2003, 2004 and the nine months ended September 30, 2005, PubliCARD contributed additional capital to Infineer of $44,000, $70,000, $225,000 and $150,000, respectively. Without such contributions, Infineer may not have been able to fund its operations. We cannot assure you that additional capital contributions will not be required in the future, or, if required, that PubliCARD will be in a position to make any additional capital contributions.

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

We depend on a relatively small number of customers for a majority of our revenues. We rely on a limited number of customers in our business. We expect to continue to depend upon a relatively small number of customers for a majority of the revenues in our business. For the year ended December 31, 2004 and the nine months ended September 30, 2005, no one customer accounted for more than 10% of our revenues. In addition, no one customer accounted for more than 10% of the accounts receivable balance as of September 30, 2005.

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

Our international operations subject us to risks associated with operating in foreign markets, including fluctuations in currency exchange rates, which could adversely affect our operations and financial condition. Our operations are located in the United Kingdom and sales to customers outside the U.S. represented approximately 88% of total sales for both the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively. Because we derive a substantial portion of our business outside the United States, we are subject to certain risks associated with operating in foreign markets including the following:

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

Market Risk
We are exposed to market risk primarily through short-term investments and an overdraft facility. Our investment policy calls for investment in short-term, low risk instruments. As of September 30, 2005, short-term investments (principally U.S. Treasury bills) were $697,000 and borrowing under the overdraft facility amounted to $484,000. Due to the nature of these investments and the amount of the overdraft facility, any change in rates would not have a material impact on our financial condition or results of operations.

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

The parties to the Lawsuit agreed to engage in non-binding mediation and on July 20, 2005, reached an agreement to settle the Lawsuit. Pursuant to this agreement, in exchange for a payment, the plaintiffs dismissed the case with prejudice and the parties executed mutual general releases. The Company’s primary directors and officers liability insurance carriersreparties to the Lawsuit subsequently began the document discovery process and responded to interrogatories. funded the full cost of the settlement.

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

ITEM 1A. RISK FACTORS

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the risk factors applicable to the Company.

ITEM 5. OTHER INFORMATION

In the third quarter of 2005, the Company reported all required disclosures on Form 8-K.

ITEM 6. EXHIBITS

(a) Exhibits

10.1
Settlement and Release Agreement dated as of August 5, 2005 among Triro Equities, Leonard M. Ross, Rossco Holdings Incorporated, Mill Equities Co., Lodgeco Properties, Ltd. and CHSC Ltd. and PubliCARD, Inc., Harry I. Freund, Jay Goldsmith, Jan-Erik Rottinghuis and Antonio L. DeLise.

10.2	Description of the registrant’s compensation and reimbursement practices for its directors. Incorporated by reference to the registrant’s Current Report on Form 8-K, dated November 14, 2005.

31(i).1	Certification of the Chief Executive Officer and Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLICARD, INC. (Registrant)

Date: November 14, 2005	/s/ Antonio L. DeLise
Antonio L. DeLise, President, Chief Executive Officer, Chief Financial Officer