Form 10-K
period 2005-12-31
PUBLICARD INC
filed 2006-03-31
CIK 81050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐             Accelerated filer ☐          Non-accelerated filer ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2005, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $615,000.

Number of shares of Common Stock outstanding as of March 24, 2006: 24,940,902

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

This Form 10-K contains forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of PubliCARD, Inc. and subsidiaries, (“PubliCARD,” the “Company,” “we,” “us” and “our,” as the context requires) preceded by, followed by or that include forward-looking words or phrases, including “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “would,” “could,” “intends,” “plans” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. You should understand that the possible consequences of “Risk Factors” and statements contained elsewhere in this document could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements.

ITEM 1. BUSINESS

PubliCARD was originally incorporated in 1913 in the Commonwealth of Pennsylvania. Today, PubliCARD’s sole operating activities are conducted through its wholly-owned Infineer Ltd. (“Infineer”) subsidiary. Infineer designs smart card solutions for educational and corporate sites. This market includes institutions such as corporate campuses, secondary schools and universities. Infineer’s ChipNet solution focuses on delivering a multi-functional platform to control access to and payment for a wide variety of applications using a single smart card. The solution has been designed to accommodate integration with a range of third party technologies. Infineer sells its products and solutions to value-added resellers and distributors, and directly to end-users.

Infineer has continued to incur operating losses and negative cash flow. During 2003, 2004 and 2005, the Company contributed additional capital to Infineer of $70,000, $225,000 and $150,000, respectively. It is likely that Infineer will require additional capital and the Company does not have the financial resources to provide such support. Given the Company’s lack of available resources, continued operating losses and debt position, the Company has begun to consider various alternatives. In 2006, with the assistance of an investment banker, the Company commenced an assessment of the value of Infineer, developed an information memorandum and has begun to obtain offers for Infineer’s potential for sale. This process is ongoing and no firm offers have been received to date. A determination whether to consummate such a sale has not been made nor is it certain whether an acceptable offer will materialize. Any such determination would depend upon, among other things, the amount of potential proceeds of any such sale and satisfactory arrangements with the Pension Benefit Guaranty Corporation (the “PBGC”) regarding the use of those proceeds, pursuant to the Company’s obligations to the PBGC described below.

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

Under the terms of the Settlement Agreement, effective September 23, 2004, between the PBGC and the Company (the “Settlement Agreement”), the Company is liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing a non-interest bearing note (the “Note”), dated September 23, 2004, payable to the PBGC with a face amount of $7.5 million. Pursuant to the Security Agreement and Pledge Agreement, both dated September 23, 2004, the Note is secured by (a) all presently owned or hereafter acquired real or personal property and rights to property of the Company and (b) the common and preferred stock of Infineer and TecSec, Incorporated (“TecSec”) owned by the Company. The Company has an approximately 5% ownership interest in TecSec, on a fully diluted basis.

The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries. “Net Recoveries,” as defined in the Settlement Agreement, means the net cash proceeds received by the Company with respect to transactions consummated after March 31, 2003 from (a) the sale of the Company’s interest in Infineer and TecSec, real property in Louisiana and any other real or personal property assets and (b) any recoveries from the Company’s historic insurance program. Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). As of December 31, 2005, Net Recoveries was approximately $3.6 million. The Company expects to realize additional Net Recoveries of approximately $270,000 in 2006 relating to the release of certain funds currently held in escrow.

If the Company defaults under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $1.1 million at December 31, 2005. The Company also had a shareholders’ deficiency of $7.2 million December 31, 2005.

Absent a sale of Infineer and satisfaction of any obligation to the PBGC created by such sale, management believes that existing cash and short-term investments will not be sufficient to permit the Company to continue operating past the third quarter of 2006 and the Company would likely seek bankruptcy protection or otherwise cease operations. If a sale of Infineer is consummated, the Company will not thereafter have any ongoing business operations. In either case, the Company does not expect that any funds will be available for distribution to its shareholders.

The consolidated financial statements included in this Form 10-K contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the factors described above, it is unlikely that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors’ reports on the Company’s Consolidated Financial Statements for the years ended December 31, 2005, 2004, 2003 and 2002 contain emphasis paragraphs concerning substantial doubt about the Company’s ability to continue as a going concern.

PubliCARD Products and Solutions

PubliCARD, through its Infineer subsidiary, designs smart card solutions for campus environments. Infineer’s solutions facilitate card-based payment for a wide variety of services typically found on both corporate and education sites. Infineer’s card-based solutions are currently installed in over 700 sites, primarily in educational and corporate sites in the United Kingdom and Ireland. Infineer’s products and solutions include the following:

•
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

ChipNet3 solution is comprised of smart cards, application software and hardware. Each user has a personalized smart card which may feature photo identification, a bar code, magnetic stripe or signature panel, if required. The chip on the card carries the cardholder’s personal permission file and may be loaded and reloaded with a cash value which is used for purchasing needs. Hardware includes point-of-sale terminals and mini-tills, vending station card readers and add-value or card reload stations.

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

•
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

•
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

•
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

Sales and Marketing

Infineer sells and distributes its products directly to end-users in the United Kingdom through its direct sales force. Infineer has approximately 12 employees directly engaged in the sale, distribution and support of its products in the United Kingdom. Outside of the United Kingdom, Infineer is represented by over 30 independent distributors and value-added resellers. Key markets include, among others, the United States, the Netherlands, France and Australia. In support of its sales strategies, Infineer also makes use of direct mail campaigns to its customers, advertising in targeted trade media and at trade shows and conferences.

Research and Development

Infineer maintains a technology development plan as an integral part of its business planning process. This plan identifies new areas requiring development in support of identified business opportunities, as well as a program of maintenance and enhancement for existing solutions. Development expenses were $624,000, $716,000 and $584,000 in 2005, 2004 and 2003, respectively.

Competition

Competition in the markets in which Infineer operates is intense and is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The principal competitive factors affecting the market for Infineer’s technology products are the product’s technical characteristics and price, customer service and competitor reputation, as well as positioning and resources. Infineer’s primary competition currently comes from companies offering campus environment solutions, including small value electronic cash systems and database management solutions, such as Moneybox (Girovend), Counter Solutions, Uniware, Cunninghams, Plastic Card Services, MARS, Diebold and Schlumberger.

Many of Infineer’s current and potential competitors have longer operating histories and significantly greater financial, technical, sales, customer support, marketing and other resources, as well as greater name recognition and a larger installed base of their products and technologies than Infineer. Many of these companies have broader customer relationships that could be leveraged, including relationships with many of Infineer’s customers. These companies also have more established customer support and professional services organizations than Infineer does. In addition, a number of companies with significantly greater resources than Infineer could attempt to increase their presence in the marketplace by acquiring or forming strategic alliances with competitors of Infineer, resulting in increased competition.

Intellectual Property

Infineer relies on a combination of copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. Infineer seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Infineer generally enters into confidentiality and non-disclosure agreements with its employees and with key vendors and suppliers. Despite Infineer’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Infineer’s products or to obtain and use information that Infineer regards as proprietary. Moreover, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries, making the possibility of misappropriation of Infineer’s proprietary technology more likely. The steps taken by Infineer to protect its proprietary technology might not prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to Infineer’s products.

Employees

As of March 24, 2006, the Company had approximately 31 employees, of which 29 are employed by Infineer. At Infineer, there are 12 employees involved in sales, marketing and customer support, seven employees in product development, seven employees in manufacturing and three employees in administration. The Company considers its employee relations to be good.

Segment Information

The Company’s sole operating activities involve the deployment of smart card solutions for educational and corporate sites. As such, the Company reports as a single segment. Revenues by geographical areas for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
United Kingdom	$2,422	$2,948	$2,871
United States	398	540	869
Europe (excluding United Kingdom)	677	683	596
Rest of world	120	224	445
	$3,617	$4,395	$4,781

The Company has operations in the United States and United Kingdom. Identifiable tangible assets by country as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
United States	$1,647	$2,770
United Kingdom	995	1,521
	$2,642	$4,291

See also the Company’s Consolidated Financial Statements beginning on page F-1.

Available Information

The Securities and Exchange Commission (the “SEC”) maintains an Internet site that contains reports, proxy and information statements, and other Company related information at http://www.sec.gov. In addition, the public may read and copy any materials filed by the Company with the SEC at the SEC’s Reference Room, which is located at 100 F Street, N.E., Washington, D.C., 20549. Interested parties may call (800) SEC-0330 for further information on the Reference Room.

ITEM 1A. RISK FACTORS

We do not expect to continue as a going concern. We have incurred losses, a substantial decline in working capital and negative cash flow from operations for a number of years. We have also experienced a substantial reduction in our cash and short term investments, which declined from $17.0 million at December 31, 2000 to $1.1 million at December 31, 2005. We also had a shareholders’ deficiency of $7.2 million December 31, 2005.

Infineer has continued to incur operating losses and negative cash flow. During 2003, 2004 and 2005, we contributed additional capital to Infineer of $70,000, $225,000 and $150,000, respectively. It is likely that Infineer will require additional capital and we do not have the financial resources to provide such support. Given our lack of available resources, continued operating losses and debt position, we have begun to consider various alternatives. In 2006, with the assistance of an investment banker, we commenced an assessment of  the value of Infineer, developed an information memorandum and have begun to obtain offers for Infineer’s potential for sale. This process is ongoing and no firm offers have been received to date. A determination whether to consummate such a sale has not been made nor is it certain whether an acceptable offer will materialize. Any such determination would depend upon, among other things, the amount of potential proceeds of any such sale and satisfactory arrangements with the PBGC regarding the use of those proceeds, pursuant to the Company’s obligations to the PBGC described elsewhere herein.

Absent a sale of Infineer and satisfaction of any obligation to the PBGC created by such sale, management believes that existing cash and short-term investments will not be sufficient to permit us to continue operating past the third quarter of 2006 and we would likely seek bankruptcy protection or otherwise cease operations. If a sale of Infineer is consummated, we will not thereafter have any ongoing business operations. In either case, we do not expect that any funds will be available for distribution to its shareholders.

Accordingly, it is unlikely that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors’ reports on the our consolidated financial statements for the years ended December 31, 2005, 2004, 2003 and 2002 contain emphasis paragraphs concerning substantial doubt about the Company’s ability to continue as a going concern.

We have obligations to the PBGC that we may not be able to satisfy. We sponsored a defined benefit pension plan which was frozen in 1993. In January 2003, we filed a notice with the PBGC seeking a “distress termination” of that Plan. Pursuant to the Agreement for Appointment of Trustee and Termination of Plan between the PBGC and us effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan’s trustee. As a result, the PBGC has assumed responsibility for paying the obligations to Plan participants. Under the terms of the Settlement Agreement effective September 23, 2004 between the PBGC and us, we were liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. We satisfied this liability by issuing the Note dated September 23, 2004 payable to the PBGC with a face amount of $7.5 million.

Pursuant to the Security Agreement and Pledge Agreement, both dated September 23, 2004, the Note is secured by (a) all of our presently owned or hereafter acquired real or personal property and rights to property and (b) the common and preferred stock of Infineer and TecSec we own.

The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after we have received a total of $4.0 million in Net Recoveries. Thereafter, on each anniversary of the first payment, we are required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). As of December 31, 2005, Net Recoveries was approximately $3.6 million. The Company expects to realize additional Net Recoveries of approximately $270,000 in 2006 relating to the release of certain funds currently held in escrow.

If we default under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

   The Company leases the following facilities, which are believed to be adequate for its present needs.

		Year of Lease	Square
Premises	Purpose	Expiration	Footage

New York, NY	Executive offices for PubliCARD	2007	3,600
Bangor, Northern	Office and manufacturing for Infineer	2008	12,000
Ireland

Balfour Investors Inc. (“Balfour”) and Balfour Investment Management (“BIM”) occupy a portion of the office space leased by the Company in New York City. The Chairman and Vice Chairman of the Company’s Board of Directors are officers and principal shareholders of Balfour and BIM. Collectively, Balfour and BIM pay to the Company 50% of the rent and occupancy costs paid by the Company under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. The base rent payable by Balfour and BIM is approximately $9,500 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
PubliCARD’s common stock trades on the OTC Bulletin Board. The following table sets forth the high and low closing sale prices of PubliCARD’s common stock for the calendar periods indicated (in dollars):

	2005		2004
	High	Low	High	Low
First Quarter	.04	.03	.09	.05
Second Quarter	.03	.02	.10	.05
Third Quarter	.05	.02	.06	.03
Fourth Quarter	.05	.02	.06	.02

(b)	There were approximately 2,300 registered holders of record of common stock of the Company as of March 24, 2006.

(c)	The Company did not pay dividends on its common stock during the prior five fiscal years and does not anticipate paying dividends.

(d)	See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for the table covering certain equity compensation plan information.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data of the Company presented below for the five year period ended December 31, 2005 have been derived from the consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$3,617	$4,395	$4,781	$4,605	$5,652
Cost of revenues	1,661	2,010	2,316	2,455	2,875
Inventory adjustment	-	-	-	-	1,661
Gross margin	1,956	2,385	2,465	2,150	1,116
Operating expenses:
General and administrative	2,017	2,330	2,708	3,235	4,625
Sales and marketing	1,173	1,671	1,844	1,877	3,413
Product development	624	716	584	605	2,442
Stock compensation expense	-	-	-	-	86
Amortization of goodwill and intangibles	-	40	40	576	1,824
Impairment of goodwill and intangibles	782	-	-	1,365	-
Repositioning and other special charges	-	-	-	-	5,656
	4,596	4,757	5,176	7,658	18,046
Loss from operations	(2,640)	(2,372)	(2,711)	(5,508)	(16,930)

Other income (expenses):
Interest income	27	27	15	71	476
Interest expense	(26)	(22)	(12)	(39)	(65)
Cost of retirement benefits - non-operating	-	(405)	(903)	(795)	(788)
Loss on pension settlement	-	(2,739)	-	-	-
Write-down of minority investment	-	-	(3,000)	(2,068)	-
Gain on insurance recoveries	-	647	4,590	-	-
Other income, net	350	5	428	80	136
	351	(2,487)	1,118	(2,751)	(241)
Loss from continuing operations	(2,289)	(4,859)	(1,593)	(8,259)	(17,171)

Gain on disposition of discontinued operations	258	-	-	1,066	2,350

Net loss	$(2,031)	$(4,859)	$(1,593)	$(7,193)	$(14,821)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(.09)	$(.20)	$(.07)	$(.34)	$(.71)
Discontinued operations	.01	-	-	.04	.10
	$(.08)	$(.20)	$(.07)	$(.30)	$(.61)

	As of December 31
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Working capital (deficiency)	$530	$1,405	$(987)	$(548)	$2,631
Total assets	2,642	5,073	7,399	7,939	17,397
Other non-current liabilities	7,728	7,869	3,552	4,990	5,328
Shareholders' equity (deficiency)	(7,151)	(5,159)	(2,928)	(1,002)	7,484

No dividends on common shares have been declared or paid during the last five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PubliCARD’s sole operating activities are conducted through its wholly-owned Infineer Ltd. subsidiary. Infineer designs smart card solutions for educational and corporate sites.

Infineer has continued to incur operating losses and negative cash flow. During 2003, 2004 and 2005, the Company contributed additional capital to Infineer of $70,000, $225,000 and $150,000, respectively. It is likely that Infineer will require additional capital and the Company does not have the financial resources to provide such support. Given the Company’s lack of available resources, continued operating losses and debt position, the Company has begun to consider various alternatives. In 2006, with the assistance of an investment banker, the Company commenced an assessment of  the value of Infineer, developed an information memorandum and has begun to obtain offers for Infineer’s potential for sale. This process is ongoing and no firm offers have been received to date. A determination whether to consummate such a sale has not been made nor is it certain whether an acceptable offer will materialize. Any such determination would depend upon, among other things, the amount of potential proceeds of any such sale and satisfactory arrangements with the PBGC regarding the use of those proceeds, pursuant to the Company’s obligations to the PBGC described below.

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

Under the terms of the Settlement Agreement, effective September 23, 2004, between the PBGC and the Company, the Company is liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing the Note, dated September 23, 2004, payable to the PBGC with a face amount of $7.5 million. Pursuant to the Security Agreement and Pledge Agreement, both dated September 23, 2004, the Note is secured by (a) all presently owned or hereafter acquired real or personal property and rights to property of the Company and (b) the common and preferred stock of Infineer and TecSec owned by the Company.

The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries. “Net Recoveries,” as defined in the Settlement Agreement, means the net cash proceeds received by the Company with respect to transactions consummated after March 31, 2003 from (a) the sale of the Company’s interest in Infineer and TecSec, real property in Louisiana and any other real or personal property assets and (b) any recoveries from the Company’s historic insurance program. Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). As of December 31, 2005, Net Recoveries was approximately $3.6 million. The Company expects to realize additional Net Recoveries of approximately $270,000 in 2006 relating to the release of certain funds currently held in escrow.

If the Company defaults under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $1.1 million at December 31, 2005. The Company also had a shareholders’ deficiency of $7.2 million December 31, 2005.

Absent a sale of Infineer and satisfaction of any obligation to the PBGC created by such sale, management believes that existing cash and short-term investments will not be sufficient to permit the Company to continue operating past the third quarter of 2006 and the Company would likely seek bankruptcy protection or otherwise cease operations. If a sale of Infineer is consummated, the Company will not thereafter have any ongoing business operations. In either case, the Company does not expect that any funds will be available for distribution to its shareholders.

The consolidated financial statements included in this Form 10-K contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the factors described above, it is unlikely that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors’ reports on the Company’s Consolidated Financial Statements for the years ended December 31, 2005, 2004, 2003 and 2002 contain emphasis paragraphs concerning substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

The following table is derived from the Consolidated Financial Statements and sets forth the Company’s consolidated results of operations for the years ended December 31, 2005, 2004 and 2003 (in thousands).

	2005	2004	2003
Revenues	$3,617	$4,395	$4,781
Cost of revenues	1,661	2,010	2,316
Gross margin	1,956	2,385	2,465
Gross margin percentage	54%	54%	52%
Operating expenses:
General and administrative	2,017	2,330	2,708
Sales and marketing	1,173	1,671	1,844
Product development	624	716	584
Impairment of goodwill	782	-	-
Amortization of intangibles	-	40	40
	4,596	4,757	5,176
Loss from operations	(2,640)	(2,372)	(2,711)
Other income (expenses):
Interest income	27	27	15
Interest expense	(26)	(22)	(12)
Cost of retirement benefits - non-operating	-	(405)	(903)
Loss on pension settlement	-	(2,739)	-
Write-down of minority investment	-	-	(3,000)
Gain on insurance recoveries	-	647	4,590
Other income	350	5	428
	351	(2,487)	1,118
Loss from continuing operations	(2,289)	(4,859)	(1,593)
Income from discontinued operations	258	-	-
Net loss	$(2,031)	$(4,859)	$(1,593)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues. Revenues are generated from product sales, technology and software license fees, installation and maintenance contracts. Consolidated revenues decreased to $3.6 million in 2005 compared to $4.4 million for 2004 driven by a decline of $526,000 in direct sales to customers located in the United Kingdom as well as a $142,000 decline in shipments to distribution partners located in the United States. In the first several months of 2005, Infineer reduced sales and customer support headcount by a total of eight people to reduce operating expenses and reflect lower revenue expectations.

Gross margin. Cost of revenues consists primarily of material, personnel costs and overhead. Gross margin as a percentage of revenues was 54% in both 2005 and 2004.

Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel and travel costs, trade shows and marketing materials. Sales and marketing expenses were $1.2 million in 2005 compared to $1.7 million in 2004. The decrease is primarily attributable to a $434,000 reduction in wages, benefits and employee business expense resulting from headcount reductions.

Product development expenses. Product development expenses consist primarily of personnel, independent consultants and contract engineering services. Product development expenses include expenses associated with the development of new products and enhancements to existing products. Product development expenses amounted to $624,000 in 2005 compared to $716,000 in 2004. The decrease in expenses is mainly attributable to a $62,000 decline in wages, benefits and employee business expense associated with headcount reductions.

General and administrative expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance and accounting, risk management and legal. General and administrative expenses for the year ended December 31, 2005 decreased to $2.0 million from $2.3 million for 2004. The decrease in expenses is mainly attributable to a decline of $409,000 in corporate wages and benefits and $87,000 in corporate outside services (including insurance, legal and shareholder reporting) offset by a $239,000 increase in directors fees.

Impairment of goodwill and amortization of intangibles. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is no longer amortized. Goodwill and other intangibles are subject to an annual review for impairment or earlier if circumstances or events indicate that impairment has occurred. In performing its annual goodwill impairment test at the end of the fourth quarter of 2005, the Company determined that goodwill had been impaired. Infineer has continued to incur operating losses and revenues declined substantially in 2005. In addition, in 2005 PubliCARD contributed an additional $150,000 in capital to Infineer. Without such contributions, Infineer would not have been able to fund its operations. Also, the Company recently initiated a process of soliciting third party offers for the sale of the Infineer business. While this process is incomplete, expressions of interest thus far indicate that goodwill has been impaired. As a result of these factors, the Company recorded an impairment loss of $782,000 in the fourth quarter of 2005. Amortization of intangibles of $40,000 in 2004 related to the continuing amortization of definite life intangibles, which have been fully amortized as of December 31, 2004.

Interest income and expense. Interest income was $27,000 in both 2005 and 2004. Interest expense increased slightly from $22,000 in 2004 to $26,000 in 2005 due to higher average borrowings under the overdraft facility.

Cost of pensions - non-operating. Cost of pensions in 2004 of $405,000 principally relates to pension expense associated with the Company’s frozen defined benefit pension plan. As a result of the pension settlement in September 2004, cost of pensions - non-operating subsequent to September 2004 will be zero.

Loss on pension settlement. The Company sponsored a defined benefit pension plan that was frozen in 1993. In January 2003, the Company filed a notice with the PBGC seeking a “distress termination” of the Plan. Pursuant to the Agreement for Appointment of Trustee and Termination of Plan between the PBGC and the Company effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan’s trustee. As a result, the PBGC has assumed responsibility for paying the obligations to Plan participants. Under the terms of the Settlement Agreement, the Company was liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing the Note to the PBGC with a face amount of $7.5 million. A loss on the termination of the Plan of $2.7 million was recorded in the third quarter of 2004.

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

Other income. In November 2005, the Company recovered previously unclaimed property in the amount of $350,000. The receipt was recognized as income in 2005.

Discontinued operations. In October 1996, the Company sold substantially all of the assets of its Masterview Window Company, Inc. (“Masterview”) subsidiary. At closing, a portion of the sales proceeds amounting to $476,000 were deposited into escrow to cover certain environmental remediation activities relating to a leaking underground storage tank at the former Masterview site in Arizona. The disposition of Masterview was accounted for as a discontinued operation in 1996 and a reserve of $476,000 was established against the gain on the disposition recorded at that time. In 2005, the remedial activities at the site were satisfied and the remaining funds held in escrow amounting to $289,000 were released to the Company. A gain of $258,000 was recorded in 2005 and reported as “Income from discontinued operations”.

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

Amortization of intangibles. Amortization expense associated with definite lived intangible assets was $40,000 in both 2004 and 2003.

Interest income and expense. Interest income increased to $27,000 from $15,000 in the prior year principally due to higher investment balances. Interest expense increased from $12,000 to $22,000 due to higher average borrowings under the overdraft facility.

Cost of pensions - non-operating and pension settlement loss. Cost of pensions declined from $903,000 in 2003 to $405,000 in 2004. The decline was principally caused by the pension settlement in September 2004. As discussed above, a loss on the termination of the Plan of $2.7 million was recorded in 2004.

Gain on insurance recoveries. As discussed above, in 2004 the Company recognized a gain of $647,000 relating to the assignment to a third party of certain insurance claims against a group of historic insurers. During 2003, the Company entered into three binding settlements with various historical insurers that resolved certain claims (including certain future claims) under policies of insurance issued to the Company by those insurers. As a result of the settlements, after allowance for associated expenses, offsetting adjustments and amounts held in escrow, the Company received net proceeds of approximately $4.1 million in 2003. Pursuant to one of the settlements, an additional net amount of approximately $470,000 was placed in escrow to secure the payment of certain indemnification obligations. Absent any indemnity claims, amounts will be released from escrow beginning September 30, 2004 and ending June 30, 2006. The Company recognized a gain from these settlements of approximately $4.6 million in 2003.

Other income. In October 2003, the Company sold a parcel of land in Louisiana resulting in net proceeds of approximately $370,000. The Company recognized a gain of approximately $330,000 in 2003 relating to the land sale which is included in “Other income (expenses)”.

Liquidity

The consolidated financial statements included in this Form 10-K contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the factors described above, it is unlikely that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors’ reports on the Company’s Consolidated Financial Statements for the years ended December 31, 2005, 2004, 2003 and 2002 contain emphasis paragraphs concerning substantial doubt about the Company’s ability to continue as a going concern.

The Company has financed its operations over the last several years primarily through funds received from the sale of a non-core businesses in 2000 and insurance and other recoveries in 2003, 2004 and 2005. For the year ended December 31, 2005, cash, including short-term investments, decreased by $871,000 to $1.1 million as of December 31, 2005.

Operating activities utilized cash of $1.7 million in 2005 and principally consisted of the net loss of $2.0 million plus the gains from discontinued operations and receipt of unclaimed property totaling $608,000 and the non-cash goodwill impairment charge of $782,000 offset by depreciation and amortization of $77,000.

Investing activities generated cash of $773,000 for the year ended December 31, 2005 and consisted principally of the release of funds held in escrow pursuant to a 2003 insurance settlement of $136,000, the release of previously escrowed funds relating to the satisfaction of an environmental matter of $289,000 and the receipt of certain unclaimed property of $350,000. The Company does not expect to generate any significant amounts form these sources during 2006 beyond the expected release of $270,000 from escrow pursuant to the 2003 insurance settlement.

Financing activities generated cash of $95,000 for the year ended December 31, 2005 and consisted of an increase in the overdraft facility at Infineer.

The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow in 2006 and beyond.

Infineer has continued to incur operating losses and negative cash flow. During 2003, 2004 and 2005, the Company contributed additional capital to Infineer of $70,000, $225,000 and $150,000, respectively. It is likely that Infineer will require additional capital and the Company does not have the financial resources to provide such support. Given the Company’s lack of available resources, continued operating losses and debt position, the Company has begun to consider various alternatives. In 2006, with the assistance of an investment banker, the Company commenced an assessment of  the value of Infineer, developed an information memorandum and has begun to obtain offers for Infineer’s potential for sale. This process is ongoing and no firm offers have been received to date. A determination whether to consummate such a sale has not been made nor is it certain whether an acceptable offer will materialize. Any such determination would depend upon, among other things, the amount of potential proceeds of any such sale and satisfactory arrangements with the PBGC regarding the use of those proceeds, pursuant to the Company’s obligations to the PBGC described below.

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

Under the terms of the Settlement Agreement, effective September 23, 2004, between the PBGC and the Company, the Company is liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing the Note, dated September 23, 2004, payable to the PBGC with a face amount of $7.5 million. Pursuant to the Security Agreement and Pledge Agreement, both dated September 23, 2004, the Note is secured by (a) all presently owned or hereafter acquired real or personal property and rights to property of the Company and (b) the common and preferred stock of Infineer and TecSec owned by the Company.

The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries. “Net Recoveries,” as defined in the Settlement Agreement, means the net cash proceeds received by the Company with respect to transactions consummated after March 31, 2003 from (a) the sale of the Company’s interest in Infineer and TecSec, real property in Louisiana and any other real or personal property assets and (b) any recoveries from the Company’s historic insurance program. Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). As of December 31, 2005, Net Recoveries was approximately $3.6 million. The Company expects to realize additional Net Recoveries of approximately $270,000 in 2006 relating to the release of certain funds currently held in escrow.

If the Company defaults under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $1.1 million at December 31, 2005. The Company also had a shareholders’ deficiency of $7.2 million December 31, 2005.

Absent a sale of Infineer and satisfaction of any obligation to the PBGC created by such sale, management believes that existing cash and short-term investments will not be sufficient to permit the Company to continue operating past the third quarter of 2006 and the Company would likely seek bankruptcy protection or otherwise cease operations. If a sale of Infineer is consummated, the Company will not thereafter have any ongoing business operations. In either case, the Company does not expect that any funds will be available for distribution to its shareholders.

Contractual Obligations

The following is a summary of the Company’s commitments as of December 31, 2005 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$488	$308	$180	$-	$-
Other long-term liabilities:
Note payable to PBGC	7,501	-	-	-	7,501
Other long-term obligations	227	-	134	40	53
Total	$8,216	$308	$314	$40	$7,554

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in the Notes to the Consolidated Financial Statements included this Annual Report on Form 10-K for the year ended December 31, 2005. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventories and valuation of goodwill to be critical policies due to the estimation processes involved.

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

Market Risk

We are exposed to market risk primarily through short-term investments and an overdraft facility. Our investment policy calls for investment in short-term, low risk instruments. As of December 31, 2005, short-term investments (principally U.S. Treasury bills) were $1.0 million and borrowing under the overdraft facility amounted to $406,000. Due to the nature of these investments and the amount of the overdraft facility, any change in rates would not have a material impact on our financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements, the report of the Company’s independent registered public accounting firm thereon and related schedules appear beginning on page F-2. See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the SEC is recorded, processed, summarized and reported on a timely basis. With the participation of management, the Company's chief executive officer and chief financial officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon this evaluation, the chief executive officer and chief financial officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has not been any change in the Company's internal controls over financial reporting during the fiscal year to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Internal Control Over Financial Reporting

The Company is not an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to SEC Release No. 33-8545, the Company is not required to include in this Annual Report on Form 10-K a management report on internal control over financial reporting or the related registered public accounting firm attestation imposed by Section 404 of the Sarbanes-Oxley Act of 2002.

ITEM 9B. OTHER INFORMATION

In the fourth quarter of 2005, the Company reported all required disclosures on Form 8-K.

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

Set forth below as to each director of the Company is information regarding age (as of March 24, 2006), position with the Company, principal occupation, business experience, period of service as a director of the Company and directorships currently held.

HARRY I. FREUND: Age 66; Director of PubliCARD since April 12, 1985, Chairman of the Board of Directors since December 1985 and Chairman of PubliCARD from October 1998 to January 1, 2005. Mr. Freund has been Chairman of Balfour, a merchant-banking firm that had previously been engaged in a general brokerage business, since 1975. Mr. Freund is also Vice Chairman of Glasstech, Inc.

JAY S. GOLDSMITH: Age 62; Director of PubliCARD since April 12, 1985, Vice Chairman of the Board of Directors since December 1985 and Vice Chairman of PubliCARD from October 1998 to January 1, 2005. Mr. Goldsmith has been President of Balfour since 1975. Mr. Goldsmith is also Chairman of Glasstech, Inc.

ANTONIO L. DELISE: Age 44; Director of PubliCARD since July 9, 2001. Mr. DeLise joined the Company in April 1995 as Vice President, Chief Financial Officer and Secretary. He was appointed to the Board of Directors in July 2001 and was elected to the additional posts of President in February 2002 and Chief Executive Officer in August 2002. Prior to joining the Company, Mr. DeLise was employed as a senior manager with the firm of Arthur Andersen LLP from July 1983 through March 1995.

CLIFFORD B. COHN: Age 54; Director of PubliCARD since July 31, 1980, and was Vice President of Government Affairs of PubliCARD from April 1, 1982 to November 20, 1984. Mr. Cohn is the principal of Cohn & Associates, a law firm in Philadelphia, Pennsylvania. Mr. Cohn was an attorney for Grayson & Goldin P.C., a law firm in Philadelphia, Pennsylvania, during 2002.

L. G. SCHAFRAN: Age 67; Director of PubliCARD since December 3, 1986. Mr. Schafran is the Managing General Partner of L.G. Schafran & Associates, an investment and development firm established in 1984. Mr. Schafran is a Director of Tarragon Realty Investors, Inc., Co-Liquidating Trustee of the Banyan Strategic Realty Trust and Director of Worldspace, Inc. and was Chairman of the Board and Co-Chief Executive Officer of Delta-Omega Technologies, Inc.

EMIL VOGEL: Age 62; Director of PubliCARD since October 5, 2001. Mr. Vogel has been the Senior Partner and founder of Tarnow Associates (“Tarnow”) since 1982. Prior to founding Tarnow, Mr. Vogel spent nine years with an executive search firm in the New York City metropolitan area conducting senior level search assignments. Mr. Vogel is also a director of Q.E.P. Co., Inc.

Mr. DeLise is the sole executive officer of the Company. Effective January 1, 2005, Harry I. Freund and Jay S. Goldsmith resigned their officer positions as Chairman and Vice Chairman, respectively. Mr. Freund and Mr. Goldsmith remain Chairman and Vice Chairman of the Board of Directors, respectively. The business address of the executive officer is the address of the Company, One Rockefeller Plaza, New York, New York 10020.  Officers are elected to serve for a term ending with the next annual meeting of shareholders.

On January 11, 2006, the National Association of Securities Dealers, Inc. (the “NASD”) found that, in their capacities as principals of Balfour, a broker-dealer registered with the SEC and a member of the NASD, Messrs. Freund and Goldsmith caused Balfour to violate certain books and records and net capital requirements applicable to Balfour. As a result, Balfour and Messrs. Freund and Goldsmith were jointly and severally fined $10,000.

Audit Committee

The present members of the Audit Committee are Mr. Schafran (Chairman), Mr. Cohn and Mr. Vogel. The Company’s Board of Directors has adopted a written charter for the Audit Committee, which can be found on the Corporate Governance section of the Company’s website at www.publicard.com. The Board of Directors of the Company has determined that Mr. Schafran qualifies as an “audit committee financial expert” as defined by the SEC, and is “independent,” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the chief executive officer and senior financial officers. The Code of Ethics can be found on the Corporate Governance section of the Company’s website at www.publicard.com. Changes to and waivers granted with respect to the Code of Ethics that are required to be disclosed pursuant to the applicable rules and regulations of the SEC will be posted to the Company’s website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely upon the Company’s review of the copies of such forms received by it during the fiscal year ended December 31, 2005 and representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or, to the Company’s knowledge, beneficial owner of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth information concerning the cash compensation, stock options and retirement benefits provided to the Company's executive officers. The notes to these tables provide more specific information concerning compensation.

Summary Compensation Table

				Long-Term Compensation
Name and Principal Position	Year	Annual Compensation		Securities Underlying	All Other
		Salary ($)	Bonus ($) (1)	Options/ SARs (#) (2)	Compensation ($)

Antonio L. DeLise (3)	2005	275,000	100,000	-	8,559 (4)
President, Chief Executive Officer,	2004	275,000	115,168	-	9,059 (4)
Chief Financial Officer and	2003	275,000	84,832	-	8,706 (4)
Secretary

Harry I. Freund (5)	2005	-	-	-	-
Chairman of the Board of	2004	150,000	-	-	-
Directors and Chairman	2003	150,000	-	-	-

Jay S. Goldsmith (5)	2005	-	-	-	-
Vice Chairman of the Board of	2004	150,000	-	-	-
Directors and Vice Chairman	2003	150,000	-	-	-

(1)	Reflects bonus earned during the fiscal year. In some instances, all or a portion of the bonus was paid during the following fiscal year.
(2)	Options to acquire shares of Common Stock.
(3)	Mr. DeLise has served as Chief Financial Officer since April 1995 and was appointed to the additional posts of President in February 2002 and Chief Executive Officer in August 2002.
(4)
Consists of $6,000, $6,500 and $7,000 in contributions to PubliCARD’s 401(k) plan for 2003, 2004 and 2005, respectively, and $2,706, $2,559 and $1,559 for term life and disability insurance payments paid on behalf of Mr. DeLise for 2003, 2004 and 2005, respectively.

(5)
Effective January 1, 2005, Mr. Freund and Mr. Goldsmith resigned their officer positions as Chairman and Vice Chairman, respectively. Mr. Freund and Mr. Goldsmith remain as Chairman and Vice Chairman of the Board of Directors. Beginning January 1, 2005, Mr. Freund and Mr. Goldsmith each received compensation of $100,000 per year in their capacity as Chairman and Vice Chairman of the Board of Directors. The annual retainer was reduced to $66,667 effective April 1, 2006.

Option Grants in Last Fiscal Year

During the fiscal year ended December 31, 2005, there were no options granted to Mr. DeLise, the named executive officer. Mr. Freund and Mr. Goldsmith each received 30,000 stock options on August 4, 2005 as non-employee directors pursuant to the 1999 Stock Option Plan for Non-employee Directors. The stock options have an exercise price of $.025 per share, are immediately exercisable and expire on August 4, 2010.

Aggregate Stock Option Exercises in Fiscal Year 2005 and Fiscal Year-End Option Values

The following table sets forth certain information as of December 31, 2005 concerning exercisable and unexercisable stock options held by the following persons:

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End (1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Antonio L. DeLise	-	-	270,000	-	-	-

Harry I. Freund	-	-	530,000	-	150	-

Jay S. Goldsmith	-	-	530,000	-	150	-

(1) These values are based on the December 30, 2005 closing price for PubliCARD’s common stock on the Over-the-counter Bulletin Board of $.03 per share.

Stock Option Plans

Under the 1993 Long-Term Incentive Plan and the 1993 Non-employee Director Stock Option Plan adopted by shareholders of the Company in 1994 and the 1999 Long-Term Incentive Plan and 1999 Stock Option Plan for Non-employee Directors adopted by shareholders of the Company in 1999, the Company may grant stock options, restricted stock options, stock appreciation rights, performance awards and other stock-based awards equivalent to up to 7,300,000 shares of common stock. As of December 31, 2005, a total of 2,043,650 shares of Common Stock in the aggregate were available for grant under the stock option plans.

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

Stock Option Agreements

In January 1996, PubliCARD issued options to Messrs. Cohn and Schafran to buy a total of 200,000 shares of PubliCARD’s Common Stock at an exercise price of $2.50 per share for five years. In 2000, a total of 40,000 of such options were exercised. The expiration date on the remaining options was subsequently extended by five years to January 2006. The remaining options expired in January 2006.

Employment and Change in Control Agreements

In August 1987, the Company entered into change of control agreements with each of Messrs. Freund and Goldsmith, which provide for payments to them under certain circumstances following a change of control of the Company. These agreements were not adopted in response to any specific acquisition of shares of PubliCARD or any other event threatening to bring about a change of control of the Company. For purposes of the agreements, a change of control is defined as any of the following: (a) the Company ceasing to be a publicly owned corporation having at least 2,000 shareholders, (b) any person or group acquiring in excess of 30% of the voting power of the Company’s securities, (c) Messrs. Freund, Goldsmith, Cohn, DeLise, Schafran and Vogel and any other director designated as a “Continuing Director” prior to his election as a director by a majority of the foregoing persons (the “Continuing Directors”) ceasing for any reason to constitute at least a majority of the board of directors, (d)  the Company merging or consolidating with any entity, unless approved by a majority of the Continuing Directors or (e) the sale or transfer of a substantial portion of PubliCARD’s assets to another entity, unless approved by a majority of the Continuing Directors.

In the event one of the above-named individuals (a) is terminated as an employee of the Company for any reason other than conviction of a felony or any act of fraud or embezzlement, (b) is disabled for six consecutive months or dies, (c) is not elected and maintained in the office which he now occupies, (d) is not included by the board of directors in the slate of directors recommended to shareholders, (e) receives a reduction in his salary or fringe benefits, (f) experiences a change in his place of employment or is required to travel excessively or (g) experiences other substantial, material and adverse changes in conditions under which the individual’s services are to be rendered, within three years following a change of control, the individual will be entitled to receive in a lump sum within 10 days of the date of discontinuance, a payment equal to 2.99 times the individual’s average annual compensation for the shorter of (a) the five years preceding the change of control, or (b) the period the individual received compensation from PubliCARD for personal services. Assuming a change of control of the Company and the discontinuance of an individual’s services were to occur at the present time, payments in the amounts, assuming there are no “excess parachute payments” as defined in the Internal Revenue Code of 1986 (the “Code”), would be made pursuant to the change of control agreements of approximately $506,000 to each of Mr. Freund and Mr. Goldsmith. In the event any such payment, either alone or together with others made in connection with the individual’s discontinuance, is considered to be an excess parachute payment, the individual is entitled to receive an additional payment in an amount which, when added to the initial payment, results in a net benefit to the individual, after giving effect to excise taxes imposed by Section 4999 of the Code and income taxes on such additional payment, equal to the initial payment before such additional payment. Since the change of control agreements would require large cash payments to be made by any person or group effecting a change of control of PubliCARD, absent the assent of a majority of the Continuing Directors, these agreements may discourage hostile takeover attempts of PubliCARD.

The change of control agreements would have expired on December 1, 2005 but have been and will continue to be automatically extended for a period of one year on each December 1, unless terminated by either party prior to any December 1. In the event a change of control occurs while the change of control agreements are in effect, the term of such agreements will automatically be extended to three years from the date of the change of control and the foregoing renewal option will become inapplicable.

INFORMATION CONCERNING THE BOARD OF DIRECTORS

Through September 30, 2000, directors who were not officers of the Company were paid $2,500 per month for services as directors and, in addition, $750 per day for each meeting of the board or of shareholders that they attended without regard to the number of meetings attended each day. Effective October 1, 2000, the monthly retainer and per diem fees were suspended. Effective May 1, 2005, the Company reinstituted compensation for non-employee directors, excluding the Chairman and Vice Chairman of the Board of Directors, at the rate of $2,000 per month, which amount will be reduced by 33% to $1,333 per month effective April 1, 2006. Pursuant to the 1999 Stock Option Plan for Non-employee Directors adopted by shareholders of the Company in 1999, non-employee directors receive 30,000 options to purchase common stock of the Company in August of each year.

On January 1, 2005, Mr. Freund, Chairman of the Company, and Mr. Goldsmith, Vice Chairman of the Company, resigned their officer positions with the Company. Mr. Freund and Mr. Goldsmith remain as Chairman and Vice Chairman of the Board of Directors of the Company, respectively. From October 1998 through December 2004, Mr. Freund and Mr. Goldsmith received compensation in respect of their officer positions as Chairman and Vice Chairman of the Company, respectively. For the year ended December 31, 2004, annual compensation in such capacity was $150,000 each. Effective January 1, 2005, Mr. Freund and Mr. Goldsmith each began to receive annual compensation at the rate of $100,000 per year as Chairman and Vice Chairman of the Board of Directors, respectively, and for providing certain services as described below. The Board of Directors approved a 33% reduction in compensation to all non-employee directors effective April 1, 2006, such that the annual retainer for Mr. Freund and Mr. Goldsmith will be reduced to $66,667. These arrangements have indefinite terms and are terminable at any time by either party.

Mr. Freund and Mr. Goldsmith provide advice and counsel to the Company on a variety of strategic and financial matters, including business acquisitions and divestitures, raising capital and shareholder relations. Mr. Freund and Mr. Goldsmith do not render any services in connection with the day-to-day operations of the Company. Services are provided on a less than full time basis, with the amount of time varying depending on the activities in which the Company is engaged from time to time. The arrangements with the Company do not provide for a minimum amount of time to be spent on Company matters by Messrs. Freund and Goldsmith.

On May 17, 2005, the Directors Compensation Committee recommended, and the Board of Directors approved, the compensation for non-employee directors, including such amounts received by Mr. Freund and Mr. Goldsmith.

Mr. Freund and Mr. Goldsmith are each party to an agreement with the Company providing for payments to them under certain circumstances following a change in control of the Company. See "Employment and Change in Control Agreements."

Balfour and BIM occupy a portion of the office space leased by the Company in New York City. The Chairman and Vice Chairman of the Company’s Board of Directors are officers and principal shareholders of Balfour and BIM. Collectively, Balfour and BIM pay to the Company 50% of the rent and occupancy costs paid by the Company under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. The base rent payable by Balfour and BIM is approximately $9,500 per month.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors, which consists entirely of outside directors, reviews the compensation of key employees of the Company. The present members of the Compensation Committee are Clifford B. Cohn (Chairman) and L.G. Schafran. See Item 13-“Certain Relationships and Related Transactions”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is furnished as of March 24, 2006 with respect to each class of equity securities of the Company beneficially owned by each person who owns of record or is known by the Company to own beneficially more than 5% of the common stock of the Company and by all directors, nominees and officers and by all directors, nominees and officers as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective shareholders of the Company and the directors, nominees and officers.

Name	Position	Beneficial Ownership of Shares of Common Stock as of March 24, 2006 (1)	Percent of Class (1)

Taube Hodson Stonex Partners Limited 27 St. James Place London SW1A INR United Kingdom	N/A	2,735,500 (2)	11.0%
Harry I. Freund	Director, Chairman of the Board of Directors	1,054,957 (3)	4.1%
Jay S. Goldsmith	Director, Vice Chairman of the Board of Directors	1,266,553 (4)	5.0%
Antonio L. DeLise	Director, President, Chief Executive Officer, Chief Financial Officer and Secretary	297,000 (5)	1.1%
Clifford B. Cohn	Director	150,314 (6)	Less than 1%
L.G. Schafran	Director	264,050 (7)	1.1%
Emil Vogel	Director	198,800 (8)	Less than 1%
All directors, nominees and officers as a group (6 persons)		3,218,674 (9)	12.1%

(1)	Calculated in accordance with Rule 13d-3 adopted by the SEC under the Exchange Act.
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

(3)
Includes 530,000 shares of Common Stock which may be acquired by Mr. Freund within 60 days. Also includes 5,454 shares of Common Stock held by Mr. Freund’s spouse over which Mr. Freund has shared voting and investment power but as to which he disclaims any beneficial interest. Also includes 13,000 shares that may be deemed to be owned beneficially by Mr. Freund which are held by the Balfour Defined Benefit Pension Plan (the “Plan”), for which Mr. Freund is a Trustee and Plan Administrator and in which he participates. Mr. Freund disclaims ownership of 5,850 shares of such 13,000 shares.

(4)
Includes 530,000 shares of Common Stock which may be acquired by Mr. Goldsmith within 60 days. Also includes 13,000 shares that may be deemed to be owned beneficially by Mr. Goldsmith which are held by the Plan, of which Mr. Goldsmith is a Trustee and Plan Administrator and in which he participates. Mr. Goldsmith disclaims ownership of 7,280 shares of Common Stock held by the Plan.

(5)	Includes 270,000 shares which may be acquired by Mr. DeLise within 60 days through the exercise of stock options.
(6)	Includes 150,000 shares which may be acquired by Mr. Cohn within 60 days through the exercise of stock options.
(7)
Includes 150,000 shares which may be acquired by Mr. Schafran within 60 days through the exercise of stock options. Also includes 114,050 shares of Common Stock held by Mr. Schafran’s spouse as to which Mr. Schafran disclaims any beneficial interest.

(8)	Includes 140,000 shares which may be acquired by Mr. Vogel within 60 days through the exercise of stock options.
(9)	Includes 1,770,000 shares of Common Stock which may be acquired by such persons within 60 days.

The following table sets forth certain equity compensation plan information for the Company as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,267,350	$.33	2,043,650
Equity compensation plans not approved by security holders	160,000	$2.50	-
Total	2,427,350	$.48	2,043,650

See Item 11-“Executive Compensation” for a description of the Company’s equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See “Employment and Change in Control Agreements” and “Information Concerning the Board of Directors” in Item 11 and the notes to the table under Security Ownership of Certain Beneficial Owners in Item 12 for information with respect to information required by this Item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to the Company by Deloitte & Touche LLP, the Company’s independent auditor:

	2005	2004

Audit fees	$185,107	$177,041
Audit-related fees	-	15,645
Tax fees	-	-
All other fees	-	-

Audit-related fees in 2004 consisted of retirement plan audit fees. The Audit Committee requires that all services performed by Deloitte & Touche LLP are pre-approved prior to the services being performed. All services were pre-approved by the Audit Committee in 2005 and 2004. The Audit Committee has considered whether the provision of non-audit services by the Company’s principal auditor are compatible with maintaining auditor independence. Deloitte & Touche LLP did not perform any non-audit services for the Company during 2005 and 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules.

1)	Financial Statements - See accompanying Index to Consolidated Financial Statements, Page F-1.

2)	Financial Statement Schedules - See accompanying Index to Consolidated Financial Statements, Page F-1.

(b)	Exhibits:

3.1
Amended and Restated Articles of Incorporation, amended and restated through November 2, 1998, of PubliCARD. Incorporated by reference to PubliCARD’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, dated November 9, 1998.

3.2	By-laws of PubliCARD. Incorporated by reference to PubliCARD’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, dated March 28, 1991.

4.1	Certificate of Designation, Preferences and Rights of Class A Preferred Stock, First Series. Incorporated by reference from PubliCARD’s Registration Statement on Form 8-A, dated September 26, 1988.

4.2
Amended and Restated Rights Agreement, dated as of August 7, 1998, between PubliCARD and Continental Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference from PubliCARD’s Current Report on Form 8-K, filed on September 17, 1998.

4.3
Certificate of Designation, Preferences and Rights of Class A Preferred Stock, Second Series as filed with the Department of State of the Commonwealth of Pennsylvania on November 29, 2000. Incorporated by reference from PubliCARD’s Current Report on Form 8-K filed on December 18, 2000.

4.4	Rights Plan, adopted November 1, 2000. Incorporated by reference from PubliCARD’s Current Report on Form 8-K filed on December 18, 2000.

10.1
Agreements, dated as of August 1987, between PubliCARD and each of Harry I. Freund and Jay S. Goldsmith concerning a change of control of PubliCARD. Incorporated by reference from PubliCARD’s Form 8 Amendment to PubliCARD’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987, filed on December 18, 1987.

10.2	PubliCARD’s 1993 Long Term Incentive Plan. Incorporated by reference from PubliCARD’s Annual Report on Form 10-K for the year ended December 31, 1993, dated March 29, 1994.

10.3	PubliCARD’s Non-employee Director Stock Option Plan. Incorporated by reference from PubliCARD’s Annual Report on Form 10-K for the year ended December 31, 1993, dated March 29, 1994.

10.4	PubliCARD’s 1999 Stock Option Plan for Non-Employee Directors. Incorporated by reference from PubliCARD’s Annual Report on Form 10-K for the year ended December 31, 1999, dated March 30, 2000.

10.5	PubliCARD’s 1999 Long-Term Incentive Plan. Incorporated by reference from PubliCARD’s Annual Report on Form 10-K for the year ended December 31, 1999, dated March 30, 2000.

10.6
Settlement Agreement, dated as of September 23, 2004, by and between the Pension Benefit Guaranty Corporation and PubliCARD, Inc. Incorporated by reference from PubliCARD’s Current Report on Form 8-K filed on October 14, 2004.

10.7
Promissory Note, dated as of September 23, 2004 made by PubliCARD, Inc. to the Pension Benefit Guaranty Corporation. Incorporated by reference from PubliCARD’s Current Report on Form 8-K filed on October 14, 2004.

10.8
Security Agreement, dated as of September 23, 2004, made by PubliCARD, Inc. to the Pension Benefit Guaranty Corporation. Incorporated by reference from PubliCARD’s Current Report on Form 8-K filed on October 14, 2004.

10.9
Pledge Agreement, dated as of September 23, 2004, made by PubliCARD, Inc. in favor of the Pension Benefit Guaranty Corporation. Incorporated by reference from PubliCARD’s Current Report on Form 8-K filed on October 14, 2004.

10.10
Description of the registrant’s compensation and reimbursement practices for its directors. Incorporated by reference from PubliCARD’s Current Reports on Form 8-K, dated November 14, 2005 and March 20, 2006.

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

PUBLICARD, INC. (Registrant)

Date March 30, 2006	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise, President,
Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 30, 2006	By:	/s/ ANTONIO L. DELISE
Antonio L. DeLise, President,
Chief Executive Officer, Chief Financial
Officer and Director

Date March 30, 2006	By:	/s/ CLIFFORD B. COHN
Clifford B. Cohn, Director

Date March 30, 2006	By:	/s/ HARRY I. FREUND
Harry I. Freund, Chairman of the Board and Director

Date March 30, 2006	By:	/s/ JAY S. GOLDSMITH
Jay S. Goldsmith, Vice Chairman of the Board and Director

Date March 30, 2006	By:	/s/ L. G. SCHAFRAN
L. G. Schafran, Director

Date March 30, 2006	By:	/s/ EMIL VOGEL
Emil Vogel, Director

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated balance sheets as of December 31, 2005 and 2004	F-3

Consolidated statements of operations for the years ended December 31, 2005,
2004 and 2003	F-4

Consolidated statements of shareholders' equity (deficiency) for the years ended
December 31, 2005, 2004 and 2003	F-5

Consolidated statements of cash flows for the years ended
December 31, 2005, 2004 and 2003	F-6

Notes to consolidated financial statements	F-7 through F-22

Schedule

Schedule II - Valuation and qualifying accounts	F-23

All other schedules required by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PubliCARD, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of PubliCARD, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PubliCARD, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations, a substantial decline in working capital and negative cash flows from operations, and requires additional capital to meet its obligations, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Notes 1 and 12. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/DELOITTE & TOUCHE LLP
New York, New York
March 30, 2006

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
	(in thousands, except share data)
ASSETS

Current assets:
Cash, including short-term investments of $989 and $1,837 in 2005 and
2004, respectively	$1,072	$1,943
Trade receivables, less allowance for doubtful accounts of $16 and $48 in 2005
and 2004, respectively	647	827
Inventories	303	558
Other current assets	573	440
Total current assets	2,595	3,768

Equipment and leasehold improvements, net	47	127
Goodwill	-	782
Other assets	-	396
	$2,642	$5,073

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Overdraft payable	$406	$347
Trade accounts payable	592	1,011
Accrued liabilities	1,067	1,005
Total current liabilities	2,065	2,363

Note payable	7,501	7,501
Other non-current liabilities	227	368

Total liabilities	9,793	10,232

Commitments and contingencies (Note 7)

Shareholders’ deficiency:
Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized; 465 and 565 shares issued and outstanding as of December 31, 2005
and 2004, respectively	2,325	2,825
Common shares, $0.10 par value: 40,000,000 shares authorized; 24,940,902 and 24,690,902 shares issued and outstanding as of December 31, 2005
and 2004, respectively	2,494	2,469
Additional paid-in capital	108,594	108,119
Accumulated deficit	(120,507)	(118,476)
Other comprehensive loss	(57)	(96)
Total shareholders’ deficiency	(7,151)	(5,159)
	$2,642	$5,073

The accompanying notes to consolidated financial statements are an integral part of these statements.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(in thousands, except share data)

Revenues	$3,617	$4,395	$4,781

Cost of revenues	1,661	2,010	2,316
Gross margin	1,956	2,385	2,465

Operating expenses:
General and administrative	2,017	2,330	2,708
Sales and marketing	1,173	1,671	1,844
Product development	624	716	584
Impairment of goodwill	782	-	-
Amortization of intangibles	-	40	40
	4,596	4,757	5,176
Loss from operations	(2,640)	(2,372)	(2,711)
Other income (expenses):
Interest income	27	27	15
Interest expense	(26)	(22)	(12)
Cost of retirement benefits - non-operating	-	(405)	(903)
Loss on pension settlement	-	(2,739)	-
Write-down of minority investment	-	-	(3,000)
Gain on insurance recoveries	-	647	4,590
Other income	350	5	428
	351	(2,487)	1,118
Loss from continuing operations	(2,289)	(4,859)	(1,593)
Income from discontinued operations	258	-	-
Net loss	$(2,031)	$(4,859)	$(1,593)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(.09)	$(.20)	$(.07)
Discontinued operations	.01	-	-
	$(.08)	$(.20)	$(.07)

Weighted average common shares outstanding	24,767,825	24,690,902	24,469,748

The accompanying notes to consolidated financial statements are an integral part of these statements.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Class A Preferred Stock		Common Shares		Additional		Other	Share-
	Shares		Shares		Paid-in	Accumulated	Comprehensive	holders’
	Issued	Amount	Issued	Amount	Capital	Deficit	Loss	Deficiency
	(in thousands, except share data)

Balance - January 1, 2003	765	$3,825	24,190,902	$2,419	$107,169	$(112,024)	$(2,391)	$(1,002)

Conversion of preferred stock	(200)	(1,000)	500,000	50	950	-	-	-

Comprehensive loss:
Net loss	-	-	-	-	-	(1,593)	-	(1,593)
Foreign currency translation
adjustment	-	-	-	-	-	-	10	10
Minimum pension liability	-	-	-	-	-	-	(343)	(343)
Total comprehensive loss								(1,926)

Balance - December 31, 2003	565	2,825	24,690,902	2,469	108,119	(113,617)	(2,724)	(2,928)

Comprehensive loss:
Net loss	-	-	-	-	-	(4,859)	-	(4,859)
Foreign currency translation
adjustment	-	-	-	-	-	-	(21)	(21)
Pension settlement	-	-	-	-	-	-	2,649	2,649
Total comprehensive loss								(2,231)

Balance - December 31, 2004	565	2,825	24,690,902	2,469	108,119	(118,476)	(96)	(5,159)

Conversion of preferred stock	(100)	(500)	250,000	25	475	-	-	-

Comprehensive loss:
Net loss	-	-	-	-	-	(2,031)	-	(2,031)
Foreign currency translation
adjustment	-	-	-	-	-	-	39	39
Total comprehensive loss								(1,992)

Balance - December 31, 2005	465	$2,325	24,940,902	$2,494	$108,594	$(120,507)	$(57)	$(7,151)

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net loss	$(2,031)	$(4,859)	$(1,593)
Adjustments to reconcile net loss to net cash used
in operating activities:
Impairment of goodwill	782	-	-
Loss on pension settlement	-	2,739	-
Gain from discontinued operations	(258)	-	-
Gain from receipt of unclaimed property	(350)	-	-
Gain on insurance recoveries	-	(647)	(4,590)
Write-down of minority investment	-	-	3,000
Amortization of intangibles	-	40	40
Depreciation and amortization	77	116	153
Gain on disposal of property and fixed assets	-	-	(286)
Changes in assets and liabilities:
Trade receivables	112	397	(239)
Inventories	215	132	281
Other current assets	62	102	37
Other assets	-	-	293
Trade accounts payable	(382)	(233)	133
Accrued liabilities	63	541	2,455
Other non-current liabilities	(28)	(701)	(1,999)
Net cash used in operating activities	(1,738)	(2,373)	(2,315)

Cash flows from investing activities:
Capital expenditures	(3)	(48)	(11)
Proceeds from insurance recoveries, net of funds held in escrow	136	727	4,118
Proceeds from discontinued operations	289	-	-
Proceeds from receipt of unclaimed property and sale of property
and fixed assets	350	5	371
Other	1	2	(3)
Net cash provided by investing activities	773	686	4,475

Cash flows from financing activities:
Increase in overdraft payable	95	48	125

Effect of exchange rate changes on cash and cash equivalents	(1)	2	5

Net increase (decrease) in cash	(871)	(1,637)	2,290
Cash - beginning of period	1,943	3,580	1,290
Cash - end of period	$1,072	$1,943	$3,580

Cash paid for interest	$26	$22	$12
Cash paid for taxes	$8	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - LIQUIDITY AND GOING CONCERN CONSIDERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the business

PubliCARD, Inc. (“PubliCARD” or the “Company”) was incorporated in the Commonwealth of Pennsylvania in 1913. PubliCARD entered the smart card industry in early 1998. At present, PubliCARD’s sole operating activities are conducted through its Infineer Ltd. subsidiary (“Infineer”), which designs smart card solutions for educational and corporate sites.

Liquidity and Going Concern Considerations

The consolidated financial statements included in this Form 10-K contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the factors described below, it is unlikely that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors’ reports on the Company’s Consolidated Financial Statements for the years ended December 31, 2005, 2004, 2003 and 2002 contain emphasis paragraphs concerning substantial doubt about the Company’s ability to continue as a going concern.

Infineer has continued to incur operating losses and negative cash flow. During 2003, 2004 and 2005, the Company contributed additional capital to Infineer of $70,000, $225,000 and $150,000, respectively. It is likely that Infineer will require additional capital and the Company does not have the financial resources to provide such support. As discussed in Note 12, given the Company’s lack of available resources, continued operating losses and debt position, the Company has begun to consider various alternatives. In 2006, with the assistance of an investment banker, the Company commenced an assessment of the value of Infineer, developed an information memorandum and has begun to obtain offers for Infineer’s potential for sale. This process is ongoing and no firm offers have been received to date. A determination whether to consummate such a sale has not been made nor is it certain whether an acceptable offer will materialize. Any such determination would depend upon, among other things, the amount of potential proceeds of any such sale and satisfactory arrangements with the Pension Benefit Guaranty Corporation (the “PBGC”) regarding the use of those proceeds, pursuant to the Company’s obligations to the PBGC described below.

The Company sponsored a defined benefit pension plan (the “Plan”) that was frozen in 1993. In January 2003, the Company filed a notice with the PBGC seeking a “distress termination” of that Plan. Pursuant to the Agreement for Appointment of Trustee and Termination of Plan between the PBGC and the Company, effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan’s trustee. As a result, the PBGC has assumed responsibility for paying the obligations to Plan participants. As a result of the Plan termination, the Company’s 2003 and 2004 funding requirements due to the Plan amounting to $3.4 million through September 15, 2004 were eliminated.

Under the terms of the Settlement Agreement, effective September 23, 2004, between the PBGC and the Company (the “Settlement Agreement”), the Company is liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing a non-interest bearing note (the “Note”), dated September 23, 2004, payable to the PBGC with a face amount of $7.5 million. Pursuant to the Security Agreement and Pledge Agreement, both dated September 23, 2004, the Note is secured by (a) all presently owned or hereafter acquired real or personal property and rights to property of the Company and (b) the common and preferred stock of Infineer and TecSec, Incorporated (“TecSec”) owned by the Company. The Company has an approximately 5% ownership interest in TecSec, on a fully diluted basis.

The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries. “Net Recoveries,” as defined in the Settlement Agreement, means the net cash proceeds received by the Company with respect to transactions consummated after March 31, 2003 from (a) the sale of the Company’s interest in Infineer and TecSec, real property in Louisiana and any other real or personal property assets and (b) any recoveries from the Company’s historic insurance program. Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). As of December 31, 2005, Net Recoveries was approximately $3.6 million. The Company expects to realize additional Net Recoveries of approximately $270,000 in 2006 relating to the release of certain funds currently held in escrow.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the Company defaults under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $1.1 million at December 31, 2005. The Company also had a shareholders’ deficiency of $7.2 million December 31, 2005.

Absent a sale of Infineer and satisfaction of any obligation to the PBGC created by such sale, management believes that existing cash and short-term investments will not be sufficient to permit the Company to continue operating past the third quarter of 2006 and the Company would likely seek bankruptcy protection or otherwise cease operations. If a sale of Infineer is consummated, the Company will not thereafter have any ongoing business operations. In either case, the Company does not expect that any funds will be available for distribution to its shareholders.

Principles of consolidation

The consolidated financial statements include the accounts of PubliCARD and its wholly-owned subsidiaries. All intercompany transactions are eliminated in consolidation.

Short-term investments

Short-term investments consist of certain liquid instruments with original maturities of three months or less in-cluding U.S. Treasury obligations and money market funds.

Inventories

Inventories are stated at lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company’s estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management’s estimates related to the Company’s production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. Inventories at December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004

Raw materials and work-in-process	$262	$468
Finished goods	41	90
	$303	$558

Depreciation and amortization

Equipment and leasehold improvements are stated at cost. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation for equipment is computed using the straight-line method over estimated useful lives of three to five years. Amortization for leasehold improvements is computed using the lesser of the estimated useful life or the life of the lease. Equipment and leasehold improvements at December 31, 2005 and 2004 consisted of the following (in thousands):

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2005	2004

Equipment, furniture and fixtures	$975	$1,123
Leasehold improvements	58	58
Accumulated depreciation and amortization	(986)	(1,054)
	$47	$127

Depreciation and amortization expense was $77,000, $116,000 and $153,000 in 2005, 2004 and 2003, respectively.

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

In performing its annual goodwill impairment test at the end of the fourth quarter of 2005, the Company determined that goodwill had been impaired. Infineer has continued to incur operating losses and revenues declined substantially in 2005. In addition, in 2005 PubliCARD contributed an additional $150,000 in capital to Infineer. Without such contributions, Infineer would not have been able to fund its operations. Also, as discussed in Note 12, the Company recently initiated a process of soliciting third party offers for the sale of the Infineer business. While this process is incomplete, expressions of interest thus far and the Company's calculation of future cash flows indicate that goodwill has been impaired. As a result of these factors, the Company recorded an impairment loss of $782,000 in the fourth quarter of 2005.

The changes in the carrying value of goodwill for the year ended December 31, 2005 and 2004 was as follows (in thousands):

	2005	2004

Balance, beginning of year	$782	$782
Impairment loss	(782)	-
Balance, end of year	$-	$782

Intangible assets consist of completed technology identified as of the Infineer acquisition date and are amortized over a five year life. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the net realizable of the asset. Intangible assets were fully amortized as of December 31, 2004. Amortization of intangibles was $40,000 for both 2004 and 2003.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

The Company accounts for employee stock-based compensation cost using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

At December 31, 2005, the Company had four fixed stock-based compensation plans, which are described more fully in Note 6. The exercise price of each option granted pursuant to these plans is equal to the market price of the Company’s common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been as follows (in thousands, except per share data):

	2005	2004	2003

Net loss, as reported	$(2,031)	$(4,859)	$(1,593)
Deduct: Total stock-based compensation
Stock-based compensation expense
determined under fair value based method	(4)	(126)	(490)
Pro forma net loss	$(2,035)	$(4,985)	$(2,083)

Basic and diluted loss per share:
As reported	$(.08)	$(.20)	$(.07)
Pro forma	$(.08)	$(.20)	$(.09)

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used to estimate the value of the options included in the pro forma amounts and the weighted average estimated fair value of an option granted are as follows:

	2005	2004	2003

Expected option term (years)	5.0	5.0	5.0
Expected volatility	165.0%	353.0%	93.0%
Risk-free interest rate	4.1%	3.7%	3.4%
Weighted average fair value per option	$.02	$.06	$.05

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

Earnings (loss) per common share

Basic net income (loss) per common share is based on net income divided by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options, warrants and convertible preferred stock at the later of the beginning of the year or date of issuance. Diluted net income (loss) per share was the same as basic net income (loss) per share in 2005, 2004 and 2003 since the effect of stock options and convertible preferred stock were anti-dilutive. Shares issuable pursuant to stock options and convertible preferred stock were 3,589,850, 3,841,975 and 4,057,475 as of December 31, 2005, 2004 and 2003, respectively.

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

Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying amount of financial instruments, including cash and short-term investments, accounts receivable, accounts payable and accrued liabilities, approximates fair value. The fair value of long-term debt is estimated based on current rates which could be offered to the Company for debt of the same remaining maturity. The estimated fair value of the Company’s long term debt as of December 31, 2005 was approximately $2.3 million.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and short-term investments and accounts receivable. The Company maintains all of its cash and short-term investments with high-credit quality financial institutions. The Company’s customer base consists of businesses principally in Europe (with a concentration in the United Kingdom) and the United States. For the years ended December 31, 2005 and 2004, no one customer accounted for more than 10% of revenues. Balances due from two customers accounted for 12% and 11%, respectively, of the accounts receivable balance as of December 31, 2005.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development and Software Development costs

Research and development costs are expensed as incurred. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, the Company capitalizes eligible computer software costs upon achievement of technological feasibility subject to net realizable value considerations. Through December 31, 2005, such costs eligible for capitalization were insignificant. Accordingly, all such costs have been charged to product development expenses.

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Since the Company has no recent history of profits, it is unlikely that the future benefit of these losses will be recognized. Thus, a full valuation allowance has been recorded.

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

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

For the years ended December 31, 2004 and 2003, the Company reported the change in the overdraft facility as a component of operating activities in the Consolidated Statement of Cash Flows. In order to conform to the current period presentation, the Company has reclassified the increase in the overdraft for the years ended December 31, 2004 and 2003 of $48,000 and $125,000, respectively, to a component of financing activities. This was a correction of an error which management believes was not material to the Company’s Consolidated Statement of Cash Flows.

Note 2 - INVESTMENTS

In December 2000, the Company acquired an ownership interest in TecSec for $5.1 million. TecSec develops and markets encryption products and solutions, which are designed to enable the next generation information security for the enterprise, multi-enterprise e-business and other markets. The TecSec investment, amounting to a 5% ownership interest on a fully diluted basis, has been accounted for at cost. The Company has certain anti-dilutive rights whereby its ownership interest may be increased following contributions of additional third-party capital. In the third quarter of 2002, the Company determined that the investment in TecSec had been impaired and recorded a charge of $2.1 million. The Company attributed the impairment to a general decline in valuations of technology entities, the difficulties in raising capital and TecSec’s recurring operating losses. In the fourth quarter of 2003, the Company determined that the investment had been further impaired and recorded a charge of $3.0 million. The Company attributed this further impairment to the delay in anticipated government sector awards involving information security technology and TecSec’s ongoing operating losses and liquidity issues. The impairment charges are included in “Other income (expenses)”. TecSec is currently evaluating alternative sources of financing to meet ongoing capital and operating needs, although there is no assurance that it will be able to obtain financing or continue in operations. Future recoveries, if any, from the Company’s ownership interest in TecSec will be recorded as income upon receipt.

Note 3 - SHAREHOLDERS’ EQUITY

On December 6, 2000, the Company completed the private placement of 525,000 shares of common stock and 790 shares of Class A Preferred Stock, Second Series (“Class A Preferred Stock”), a newly designated series of convertible preferred stock, resulting in aggregate proceeds of $5.0 million to PubliCARD. The securities were sold to institutional investors and other accredited investors in the U.S. and Europe. Each share of Class A Preferred Stock is convertible into 2,500 shares of common stock. Therefore, the shares of common stock issued plus the shares of common stock issuable upon conversion of the Class A Preferred Stock aggregate 2.5 million common shares. The proceeds from the private placement were used to acquire the ownership interest in TecSec. In 2005 and 2003, 100 shares and 200 shares of Class A Preferred Stock were converted at the stated rate into 250,000 shares and 500,000 shares, respectively, of PubliCARD’s common stock. As of December 31, 2005 and 2004 there were 465 shares and 565 shares, respectively, of Class A Preferred Stock outstanding. The Class A Preferred Stock has a liquidation preference of $5,000 per share.

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

On August 9, 1988, the Company declared a dividend of one right (“Right”) for each outstanding share of its common stock. Each Right entitles the holder to purchase one one-hundredth of a share of a new series of Class A Preferred Stock, First Series, at an exercise price of $7.50, subject to adjustment to prevent dilution. The Rights become exercisable 10 days after a person or group acquires 20% or more of the Company's common stock or announces a tender or exchange offer for 30% or more of the Company's common stock. If, after the Rights become exercisable, the Company is party to a merger or similar business combination transaction, each Right not held by a party to such transaction may be used to purchase common stock having a market value of two times the exercise price. The Rights, which have no voting power, may be redeemed by the Company at $.01 per Right. In July 1998, the Company’s Board of Directors approved the extension of the rights plan to August 8, 2008.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - INCOME TAXES

The loss from continuing operations before income taxes consisted of the following (in thousands):

	2005	2004	2003

United States	$(928)	$(3,927)	$(508)
Foreign	(1,361)	(932)	(1,085)
	$(2,289)	$(4,859)	$(1,593)

A reconciliation of taxes computed at the U.S. Federal statutory tax rate to income tax expense follows (in thousands):

	2005	2004	2003

Federal taxes, at statutory rate	$(801)	$(1,701)	$(558)
Effect of domestic and foreign losses with no
tax benefit	526	1,686	543
Impairment of goodwill	274	-	-
Amortization of intangibles and other
non-deductible expenses	1	15	15
Income tax expense	$-	$-	$-

The components of net deferred taxes are as follows (in thousands):

	2005	2004

Net operating loss carryforward	$21,600	$23,671
Pension expense	2,540	2,540
Other, net	(1)	(51)
	24,139	26,160
Less valuation allowance	(24,139)	(26,160)
Net deferred taxes	$-	$-

As of December 31, 2005, approximately $61.7 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 2006 through 2025, were available to offset future taxable income. The carryforwards expire as follows (in thousands):

Year ending
December 31,	Amount
2006	$2,400
2007	4,300
2008	5,000
2009	2,300
2010	1,500
2018 - 2025	46,200
$61,700

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the “change of ownership” provisions of the Internal Revenue Code of 1986, the availability of net operating loss carryforwards to offset federal taxable income in future periods could be subject to an annual limitation if a change in ownership for income tax purposes occurs. If such change in ownership were to occur, management estimates that virtually all of the available net operating loss carryforwards would be unavailable to reduce its income tax liability. Furthermore, the extent of the actual future use of the net operating loss carryforwards is subject to inherent uncertainty, because it depends on the amount of otherwise taxable income the Company may earn. It is unlikely that the Company will have sufficient taxable income in future years, if any, to use the net operating losses before they would otherwise expire.

At December 31, 2005, the Company’s foreign subsidiary had a net operating loss carryforward for income tax purposes of approximately $4.5 million. The operating loss carryforward has no expiration period. For financial reporting purposes, a valuation allowance of $1.3 million has been recognized to offset the deferred tax asset relating to this carryforward.

Note 5 - EMPLOYEE BENEFITS

Defined contribution plan

The Company maintains a 401(k) plan for its U.S. employees. The assets of the Company's 401(k) plan are held by an outside fund manager and are invested in accordance with the instructions of the individual plan participants. The Company’s matching contributions totaled $11,000, $10,000 and $9,000 in 2005, 2004 and 2003, respectively.

Defined benefit plan

As discussed in Note 1, the Company sponsored a defined benefit pension plan that was frozen in 1993. In January 2003, the Company filed a notice with the PBGC seeking a “distress termination” of the Plan. Pursuant to the Agreement for Appointment of Trustee and Termination of Plan between the PBGC and the Company, effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan’s trustee. As a result, the PBGC has assumed responsibility for paying the obligations to Plan participants. Under the terms of the Settlement Agreement, effective September 23, 2004, between the PBGC and the Company, the Company is liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing a non-interest bearing note, dated September 23, 2004, payable to the PBGC with a face amount of $7.5 million. A loss on the termination of the Plan of $2.7 million was recorded in the third quarter of 2004.

Cost of retirement benefits - non-operating of $405,000 and $903,000 in 2004 and 2003, respectively, includes the net periodic pension cost and other Plan related expenses. The components of the net periodic pension cost were as follows (in thousands):

	2004	2003

Interest cost	$348	$531
Expected return on plan assets	(87)	(162)
Amortization of transition obligation	-	293
Amortization of net (gain) loss	83	86
Net periodic pension cost	$344	$748

The unrecognized transition obligation was zero at December 31, 2003 and, accordingly, there was no further amortization expense related to this component of net periodic pension cost in 2004. As a result of the termination of the Plan, net periodic pension cost subsequent to September 2004 will be zero.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the minimum liability included in other comprehensive income was as follows (in thousands):

	2004	2003

Other comprehensive income	$(2,649)	$343

The assumptions used to determine the net periodic pension cost for the years ended December 31, 2004 and 2003 were are follows:

	Net periodic pension cost
	2004	2003

Discount rate	5.0%	6.0%
Long-term rate of return	5.0%	6.0%

As discussed above, in January 2003 the Company filed a notice with the PBGC seeking a distress termination of the Plan. The discount rate and long-term rate of return assumptions were decreased in 2004 to reflect the Plan’s short time horizon due to the pending termination request.

Note 6 - STOCK OPTIONS

The Company has issued stock options pursuant to four fixed stock-based compensation plans and made special stock option awards to certain directors, consultants and employees. A summary of shares purchasable upon the exercise of stock options as of December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Fixed stock-based compensation plans	2,267,350	2,269,475	2,292,975
Special stock options	160,000	160,000	352,000
	2,427,350	2,429,475	2,644,975

Fixed stock-based compensation plans

The Company has four stock-based compensation plans that provide for the granting of incentive and non-qualified stock options, restricted stock, stock appreciation rights, performance awards and other stock-based awards to employees, non-employee directors and consultants. Under these plans adopted by shareholders of the Company, the Company may grant up to 7,300,000 shares of common stock. The plans are administered by either the Board of Directors of the Company or the Compensation Committee of the Board of Directors. The exercise price of each option granted was equal to the market price of the Company’s common stock on the date of grant. Stock options granted to non-employee directors expire five years from the date of grant and vest immediately. Stock options granted to employees generally expire five or ten years from the date of grant and vest over three or four years. As of December 31, 2005, there were 2,043,650 shares available for grant under the fixed stock-based compensation plans.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the stock options issued pursuant to the fixed stock-based compensation plans as of December 31, 2005, 2004 and 2003 and changes during the years then ended is presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Balance at January 1	2,269,475	$.51	2,292,975	$.79	2,939,175	$1.01
Granted	150,000.025		90,000.05		90,000.07
Exercised	-	-	-	-	-	-
Canceled	(152,125)	2.72	(113,500)	5.67	(736,200)	1.58
Balance at December 31	2,267,350.33		2,269,475.51		2,292,975.79

A summary of the Company's stock options outstanding and exercisable issued pursuant to the fixed stock-based compensation plans as of December 31, 2005, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			average		average
Range of		Contractual	exercise		exercise
exercise price	Shares	life	price	Shares	price
$.025 to $.07	330,000	3.8	$.05	330,000	$.05
$.25	90,000	1.6	.25	90,000.25
$.35 to $.40	1,847,350	3.5	.39	1,847,350.39
$.025 to $.40 (all options)	2,267,350	3.4	.33	2,267,350.33

Special stock options

In January 1996, the Company issued options to two members of the Company’s Board of Directors to purchase 200,000 shares of the Company's common stock at a price of $2.50 per share for five years. In 2000, a total of 40,000 options were exercised. The expiration date of the remaining 160,000 options was subsequently extended by five years to January 2006. The remaining options expired in January 2006.

Note 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next four years. Certain of these operating leases provide the Company with the option, after the initial lease term, to either purchase the property or renew the lease. Total rent expense for all operating leases amounted to approximately $231,000 in 2005, $254,000 in 2004 and $241,000 in 2003.

Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):

	Minimum
Year ending	lease	Sublease
December 31,	payments	income	Net

2006	$308	$114	$194
2007	141	38	103
2008	39	-	39
Total minimum lease payments	$488	$152	$336

Balfour Investors Inc. (“Balfour”) and Balfour Investment Management (“BIM”) occupy a portion of the office space leased by the Company in New York City. The Chairman and Vice Chairman of the Company’s Board of Directors are officers and principal shareholders of Balfour and BIM. Collectively, Balfour and BIM pay to the Company 50% of the rent and occupancy costs paid by the Company under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. The base rent payable by Balfour and BIM is approximately $9,500 per month.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Grants and bank financing

The Company has received grants from several government agencies in the United Kingdom. These grants have been used for marketing, research and development and other governmental business incentives such as general employment. Such grants require the Company to maintain certain levels of operations and employment in Northern Ireland. As of December 31, 2005, the Company has a contingent liability to repay, in whole or part, grants received of approximately $256,000 in the event the Company becomes insolvent or otherwise violates the terms of such grants. As of December 31, 2005, the Company is in compliance with the terms of the grants.

Infineer has an overdraft facility with a bank in Northern Ireland, which allows for the maximum borrowing of 320,000 British pounds. This facility is secured by all of Infineer’s assets and bears an interest rate at the bank’s base rate plus 2% (approximately 6.50% at December 31, 2005). As of December 31, 2005, Infineer had borrowings outstanding under this facility totaling 236,000 British pounds (or the equivalent of $406,000).

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

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Change of control agreements

The Company is a party to change of control agreements, which provide for payments to certain directors under certain circumstances following a change of control. Since the change of control agreements require large cash payments to be made by any person effecting a change of control, these agreements may discourage takeover attempts. The change of control agreements provide that, if the services of any person party to a change of control agreement are terminated within three years following a change of control, that individual will be entitled to receive, in a lump sum within 10 days of the termination date, a payment equal to 2.99 times that individual’s average annual compensation for the shorter of the five years preceding the change of control and the period the individual received compensation from us for personal services. Assuming a change of control was to occur at the present time, payments of $506,000 each would be made to the Chairman and Vice Chairman of the Company’s Board of Directors. If any such payment, either alone or together with others made in connection with the individual’s termination, is considered to be an excess parachute payment under the Internal Revenue Code, the individual will be entitled to receive an additional payment in an amount which, when added to the initial payment, would result in a net benefit to the individual, after giving effect to excise taxes imposed by Section 4999 of the Internal Revenue Code and income taxes on such additional payment, equal to the initial payment before such additional payment and the Company would not be able to deduct these initial or additional payments for income tax purposes.

Note 8 - OTHER INCOME AND DISCONTINUED OPERATIONS

Insurance recoveries

During 2003, the Company entered into three binding settlements with various historical insurers that resolved certain claims (including certain future claims) under policies of insurance issued to the Company by those insurers. As a result of the settlements, after allowance for associated expenses, offsetting adjustments and amounts held in escrow, the Company received net proceeds of approximately $4.1 million in 2003. Pursuant to one of the settlements, an additional net amount of approximately $476,000 was placed in escrow to secure the payment of certain indemnification obligations. Absent any indemnity claims, amounts will be released from escrow beginning September 30, 2004 and ending June 30, 2006. During 2005 and 2004, net cash released from escrow amounted to approximately $136,000 and $84,000, respectively. The Company recognized a gain from these settlements of approximately $4.6 million in 2003.

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

Other recoveries

In October 2003, the Company sold a parcel of land in Louisiana resulting in net proceeds of approximately $370,000. The Company recognized a gain of approximately $330,000 in 2003 relating to the land sale which is included in “Other income (expenses)”.

In November 2005, the Company recovered previously unclaimed property in the amount of $350,000. The receipt was recognized as income in 2005 and included within “Other income” in the Consolidated Statements of Operations.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued operations

In October 1996, the Company sold substantially all of the assets of its Masterview Window Company, Inc. (“Masterview”) subsidiary. At closing, a portion of the sales proceeds amounting to $476,000 were deposited in to escrow to cover certain environmental remediation activities relating to a leaking underground storage tank at the former Masterview site in Arizona. The disposition of Masterview was accounted for as a discontinued operation in 1996 and a reserve of $476,000 was established against the gain on the disposition recorded at that time. In 2005, the remedial activities at the site were satisfied and the remaining funds held in escrow amounting to $289,000 were released to the Company. A gain of $258,000 was recorded in 2005 and reported as “Income from discontinued operations” in the Consolidated Statements of Operations.

Note 9 - SEGMENT DATA

The Company’s sole operating activities involve the deployment of smart card solutions for educational and corporate sites. As such, the Company reports as a single segment. Revenues by geographical areas for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
United Kingdom	$2,422	$2,948	$2,871
United States	398	540	869
Europe (excluding United Kingdom)	677	683	596
Rest of world	120	224	445
	$3,617	$4,395	$4,781

The Company has operations in the United States and United Kingdom. Identifiable tangible assets by country as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
United States	$1,647	$2,770
United Kingdom	995	1,521
	$2,642	$4,291

Note 10 - SUPPLEMENTAL INFORMATION

Other current assets as of December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
Prepaid insurance	$111	$147
Escrow deposit- current	397	200
Other	65	93
	$573	$440

Other assets (non-current) as of December 31, 2004 of $396,000 consisted of the non-current portion of an escrow deposit account.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued liabilities as of December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
Payroll and other employee benefits	$197	$259
Deferred revenue	334	363
Professional fees	185	177
Other	351	206
	$1,067	$1,005

Other non-current liabilities as of December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
Retiree life insurance	$133	$135
Other	94	233
	$227	$368

Other comprehensive loss reported in the Company’s Consolidated Balance Sheet as of December 31, 2005 and 2004 of $57,000 and $96,000, respectively, consisted of the foreign currency translation adjustment.

Comprehensive net loss for years ended December 31, 2005, 2004 and 2003 was composed of the following (in thousands):

	2005	2004	2003

Net loss	$(2,031)	$(4,859)	$(1,593)
Minimum pension liability	-	2,649	(343)
Foreign currency translation adjustments	39	(21)	10
Comprehensive loss	$(1,992)	$(2,231)	$(1,926)

Note 11 - SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The unaudited consolidated financial statements for each of the quarterly periods in the years ended December 31, 2005 and 2004 are as follows (in thousands, except per share data):

	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2005
Net sales	$751	$909	$1,029	$928
Gross margin	383	485	601	487
Loss from continuing operations	(719)	(453)	(312)	(805)
Income from discontinued operations	-	-	-	258
Net income (loss)	(719)	(453)	(312)	(547)
Basic and diluted earnings (loss) per share
Continuing operations	$(.03)	$(.02)	$(.01)	(.03)
Discontinued operations	-	-	-	.01
	$(.03)	$(.02)	$(.01)	$(.02)

2004
Net sales	$828	$1,028	$1,260	$1,279
Gross margin	422	548	730	685
Net loss	(503)	(783)	(3,082)	(491)
Basic and diluted loss per share	$(.02)	$(.03)	$(.12)	$(.02)

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - SUBSEQUENT EVENT

Given the Company’s lack of available resources, continued operating losses and debt position, the Company has begun to consider various  alternatives. In 2006, with the assistance of an investment banker, the Company commenced an assessment of the value of Infineer, developed an information memorandum and has begun to obtain offers for Infineer’s potential for sale. This process is ongoing and no firm offers have been received to date. A determination whether to consummate such a sale has not been made nor is it certain whether an acceptable offer will materialize. Any such determination would depend upon, among other things, the amount of potential proceeds of any such sale and satisfactory arrangements with the PBGC regarding the use of those proceeds, pursuant to the Company’s obligations to the PBGC. As discussed in Note 1, the Company is obligated to make payments to the PBGC once Net Recoveries exceed $4 million. The Company believes the first payment to the PBGC equal to $1 million would become due if the net cash proceeds from the possible disposition of Infineer exceeded $150,000. In addition, any such sale would require the approval of the Company’s shareholders. Absent a sale of Infineer and satisfaction of any obligation to the PBGC created by such sale, management believes that existing cash and short-term investments will not be sufficient to permit the Company to continue operating past the third quarter of 2006 and the Company would likely seek bankruptcy protection or otherwise cease operations. If a sale of Infineer is consummated, the Company will not thereafter have any ongoing business operations. In either case, the Company does not expect that any funds will be available for distribution to its shareholders.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

		Additions
		Charged
		(Credited) to
	Balance	Costs and			Balance
	January 1	Expenses (1)	Other	Deductions (2)	December 31
	(in thousand of dollars)
Year ended December 31, 2005:
Allowance for doubtful accounts	48	-	-	(32)	16

Reserve for discontinued operations	377	(258)	-	(25)	94

Year ended December 31, 2004:
Allowance for doubtful accounts	115	(43)	2	(26)	48

Reserve for discontinued operations	406	-	-	(29)	377

Year ended December 31, 2003:
Allowance for doubtful accounts	103	5	7	-	115

Reserve for discontinued operations	429	-	-	(23)	406

(1) Credit to cost and expenses for discontinued operations represents the reversal to income of the remaining discontinued operations reserve subsequent to the final resolution of an environmental matter.

(2) Deductions for allowance for doubtful accounts represent the write-offs of account receivable. Deductions for discontinued operations represent charges for payments net of receipts credited to reserves.