Form 10-Q
period 2006-03-31
PUBLICARD INC
filed 2006-05-15
CIK 81050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes X   No __.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___	Accelerated filer___	Non-accelerated filer X

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __ No  X

Number of shares of Common Stock outstanding as of May 15, 2006: 24,940,902

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
MARCH 31, 2006 AND DECEMBER 31, 2005
(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS

Current assets:
Cash, including short-term investments of $696 and $989 in 2006 and
2005, respectively	$792	$1,072
Trade receivables, less allowance for doubtful accounts of $16 in both 2006
and 2005	620	647
Inventories	325	303
Other current assets	477	573
Total current assets	2,214	2,595

Equipment and leasehold improvements, net	38	47
	$2,252	$2,642

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Overdraft payable	$495	$406
Trade accounts payable	707	592
Accrued liabilities	930	1,067
Total current liabilities	2,132	2,065

Note payable	7,501	7,501
Other non-current liabilities	224	227

Total liabilities	9,857	9,793

Commitments and contingencies (Note 3)

Shareholders’ deficiency:
Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized; 465
shares issued and outstanding as of March 31, 2006 and December 31, 2005	2,325	2,325
Common shares, $0.10 par value: 40,000,000 shares authorized; 24,940,902
shares issued and outstanding as of March 31, 2006 and December 31, 2005	2,494	2,494
Additional paid-in capital	108,594	108,594
Accumulated deficit	(120,956)	(120,507)
Other comprehensive loss	(62)	(57)
Total shareholders’ deficiency	(7,605)	(7,151)
	$2,252	$2,642

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(in thousands, except share data)
(unaudited)

	2006	2005

Revenues	$749	$751

Cost of sales	327	368
Gross margin	422	383

Operating expenses:
General and administrative	461	531
Sales and marketing	262	397
Product development	148	176
	871	1,104
Loss from operations	(449)	(721)

Other income (expenses):
Interest income	7	7
Interest expense	(7)	(5)
	-	2

Net loss	$(449)	$(719)

Basic and diluted loss per common share	$(.02)	$(.03)

Basic and diluted weighted average shares outstanding	24,940,902	24,690,902

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(in thousands, except share data)
(unaudited)

	Class A	Common Shares		Additional		Other Comprehen-	Total Share-
	Preferred	Shares		Paid-in	Accumulated	sive	holders’
	Stock	Issued	Amount	Capital	Deficit	Loss	Deficiency

Balance - January 1, 2006	$2,325	24,940,902	$2,494	$108,594	$(120,507)	$(57)	$(7,151)

Comprehensive loss:
Net loss	-	-	-	-	(449)	-	(449)
Foreign currency translation adjustment	-	-	-	-	-	(5)	(5)
Comprehensive loss							(454)

Balance - March 31, 2006	$2,325	24,940,902	$2,494	$108,594	$(120,956)	$(62)	$(7,605)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(in thousands)
(unaudited)

	2006	2005

Cash flows from operating activities:
Net loss	$(449)	$(719)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	9	21
Changes in assets and liabilities:
Trade receivables	33	206
Inventories	(18)	15
Prepaid insurance and other current assets	46	34
Trade accounts payable	111	(169)
Accrued liabilities	(127)	53
Other non-current liabilities	(3)	(6)
Net cash used in operating activities	(398)	(565)

Cash flows from investing activities:
Proceeds from insurance recoveries	34	34

Cash flows from financing activities:
Increase in overdraft payable	84	115

Effect of exchange rate changes on cash and cash equivalents	-	-

Net (decrease) in cash	(280)	(416)
Cash - beginning of period	1,072	1,943
Cash - end of period	$792	$1,527

Cash paid for interest	$7	$5
Cash paid for taxes	$5	$-

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

Liquidity and Going Concern Considerations

The consolidated financial statements included in this Form 10-Q contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the factors described below, it is unlikely that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors’ reports on the Company’s Consolidated Financial Statements for the years ended December 31, 2005, 2004, 2003 and 2002 contain emphasis paragraphs concerning substantial doubt about the Company’s ability to continue as a going concern.

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

The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries. “Net Recoveries,” as defined in the Settlement Agreement, means the net cash proceeds received by the Company with respect to

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

transactions consummated after March 31, 2003 from (a) the sale of the Company’s interest in Infineer and TecSec, real property in Louisiana and any other real or personal property assets and (b) any recoveries from the Company’s historic insurance program. Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). As of March 31, 2006, Net Recoveries was approximately $3.6 million. The Company expects to realize additional Net Recoveries of approximately $255,000 in 2006 relating to the release of certain funds currently held in escrow. The Company believes the first payment to the PBGC equal to $1.0 million would become due if additional Net Recoveries from the possible disposition of Infineer or other qualifying source exceeds $135,000.

If the Company defaults under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $792,000 at March 31, 2006. The Company also had a shareholders’ deficiency of $7.6 million March 31, 2006.

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

Basis of presentation

The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of March 31, 2006 and the results of their operations and cash flows for the three months ended March 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Earnings (loss) per common share

Basic net income (loss) per common share is based on net income (loss) divided by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options and convertible preferred stock at the later of the beginning of the year or date of issuance. For the three months ended March 31, 2006, diluted net income (loss) per share was the same as basic net income (loss) per share since the effect of stock options and convertible preferred stock were antidilutive. Shares issuable pursuant to stock options and convertible preferred stock were 3,429,850 and 3,841,975 as of March 31, 2006 and 2005, respectively.

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

Inventories

Inventories are stated at lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company’s estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management’s estimates related to the Company’s production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. Inventories as of March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	2006	2005

Raw materials and work-in-process	$288	$262
Finished goods	37	41
	$325	$303

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” This statement requires compensation costs related to share-based payment transactions to be recognized in financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R), in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after January 1, 2006, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to that date that remained unvested upon adoption of SFAS No. 123(R). Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period. The adoption of SFAS No. 123(R) had no impact on the Company’s consolidated financial statements since there were no previously-granted awards unvested as of the adoption date. In addition, there were no awards during the three months ended March 31, 2006.

Prior to the adoption of SFAS No. 123(R), the Company accounted for employee share-based compensation awards using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, no share-based compensation expense was reflected in the statement of operations as a result of stock option grants because each option granted pursuant to the Company’s plans had an exercise price equal to the market price of the Company’s common stock on the date of grant. There were no stock option grants impacting compensation cost for the three months ended March 31, 2005. As such, there is no difference between the Company’s reported net loss and loss per share and pro forma net loss and loss per share computed consistent with the method prescribed by SFAS No. 123 for the three months ended March 31, 2005.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying amount of financial instruments, including cash and short-term investments, accounts receivable, accounts payable and accrued liabilities, approximates fair value. The fair value of long-term debt is estimated based on current rates which could be offered to the Company for debt of the same remaining maturity. The estimated fair value of the Company’s long term debt as of March 31, 2006 was approximately $2.4 million.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and short-term investments and accounts receivable. The Company maintains all of its cash and short-term investments with high-credit quality financial institutions. The Company’s customer base consists of businesses principally in Europe (with a concentration in the United Kingdom) and the United States. For the three months ended March 31, 2006, one customer accounted for approximately 11% of revenues. Balances due from this customer accounted for approximately 16% of the accounts receivable balance as of March 31, 2006.

Use of Estimates

The preparation of these financial statements required the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses. Certain of the Company’s accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company considers certain accounting policies related to revenue recognition and estimates of reserves for receivables and inventories to be critical policies due to the estimation processes involved. While all available information has been considered, actual amounts could differ from those reported.

Recent Accounting Pronouncements

The Company adopted SFAS No. 123(R) in the first quarter of 2006. There were no previously-granted awards unvested as of the adoption date. The adoption of the statement had no impact on the Company’s consolidated financial position, results of operations and cash flows.

      In November 2004, the FASB issued SFAS No. 151, “Inventory Cost, an amendment of ARB No. 43, Chapter 4”. This statement amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provision of the statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the statement did not have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This statement amends APB No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets under APB No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of the statement did not have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company currently does not contemplate any voluntary changes in accounting principles.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

For the three months ended March 31, 2005, the Company reported the change in the overdraft facility as a component of operating activities in the Condensed Consolidated Statement of Cash Flows. In order to conform to the current period presentation, the Company has reclassified the increase in the overdraft for the three months ended March 31, 2005 of $115,000 to a component of financing activities. This was a correction of an error which management believes was not material to the Company’s Condensed Consolidated Statement of Cash Flows.

Note 2 - SEGMENT DATA

The Company’s sole operating activities involve the deployment of smart card solutions for educational and corporate sites. As such, the Company reports as a single segment. Sales by geographical areas for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

United Kingdom	$517	$516
United States	40	87
Europe (excluding United Kingdom)	120	132
Rest of world	72	16
	$749	$751

The Company has operations in the United States and United Kingdom. Identifiable tangible assets by country as of March 31, 2006 and December 31, 2005 are as follows (in thousands):

	2006	2005

United States	$1,258	$1,647
United Kingdom	994	995
	$2,252	$2,642

Note 3 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next three years. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year aggregate approximately $428,000.

Grants and bank financing

The Company has received grants from several government agencies in the United Kingdom. These grants have been used for marketing, research and development and other governmental business incentives such as general employment. Such grants require the Company to maintain certain levels of operations and employment in Northern Ireland. As of March 31, 2006, the Company has a contingent liability to repay, in whole or in part, grants received of approximately $273,000 in the event the Company becomes insolvent or otherwise violates the terms of such grants. As of March 31, 2006, the Company is in compliance with the terms of the grants.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Infineer has an overdraft facility with a bank in Northern Ireland, which allows for the maximum borrowing of 320,000 British pounds. This facility is secured by all of Infineer’s assets and bears an interest rate at the bank’s base rate plus 2% (approximately 6.50% at March 31, 2006). As of March 31, 2006, Infineer had borrowings outstanding under this facility totaling 284,000 British pounds (or the equivalent of $495,000).

Legal

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

Change of control agreements

The Company is a party to change of control agreements, which provide for payments to certain directors under certain circumstances following a change of control. Since the change of control agreements require large cash payments to be made by any person effecting a change of control, these agreements may discourage takeover attempts. The change of control agreements provide that, if the services of any person party to a change of control agreement are terminated within three years following a change of control, that individual will be entitled to receive, in a lump sum within 10 days of the termination date, a payment equal to 2.99 times that individual’s average annual compensation for the shorter of the five years preceding the change of control and the period the individual received compensation from us for personal services. Assuming a change of control was to occur at the present time, payments of approximately $480,000 each would be made to the Chairman and Vice Chairman of the Company’s Board of Directors. If any such payment, either alone or together with others made in connection with the individual’s termination, is considered to be an excess parachute payment under the Internal Revenue Code, the individual will be entitled to receive an additional payment in an amount which, when added to the initial payment, would result in a net benefit to the individual, after giving effect to excise taxes imposed by Section 4999 of the Internal Revenue Code and income taxes on such additional payment, equal to the initial payment before such additional payment and the Company would not be able to deduct these initial or additional payments for income tax purposes.

Note 4- COMPREHENSIVE LOSS

Comprehensive loss for the Company includes foreign currency translation adjustments, as well as the net loss reported in the Company's Condensed Consolidated Statements of Operations. Comprehensive loss for the three months ended March 31, 2006 and 2005 was as follows (in thousands):

	2006	2005

Net loss	$(449)	$(719)
Foreign currency translation adjustments	(5)	11
Comprehensive loss	$(454)	$(708)

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Form 10-Q contain forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of PubliCARD preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “would,” “could,” “intends,” “plans” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. You should understand that the possible consequences of such statements made under the caption “Risk Factors” and elsewhere in this document could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements.

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

The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries. “Net Recoveries,” as defined in the Settlement Agreement, means the net cash proceeds received by the Company with respect to transactions consummated after March 31, 2003 from (a) the sale of the Company’s interest in Infineer and TecSec, real property in Louisiana and any other real or personal property assets and (b) any recoveries from the Company’s historic insurance program. Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). As of March 31, 2006, Net Recoveries was approximately $3.6 million. The Company expects to realize additional Net Recoveries of approximately $255,000 in 2006 relating to the release of certain funds currently held in escrow. The Company believes the first payment to the PBGC equal to $1.0 million would become due if additional Net Recoveries from the possible disposition of Infineer or other qualifying source exceeds $135,000.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the Company defaults under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $792,000 at March 31, 2006. The Company also had a shareholders’ deficiency of $7.6 million March 31, 2006.

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

The consolidated financial statements included in this Form 10-Q contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the factors described above, it is unlikely that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors’ reports on the Company’s Consolidated Financial Statements for the years ended December 31, 2005, 2004, 2003 and 2002 contain emphasis paragraphs concerning substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

The following table is derived from the Unaudited Condensed Consolidated Financial Statements and sets forth the Company’s consolidated results of operations for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Revenues	$749	$751
Cost of revenues	327	368
Gross margin	422	383
Gross margin percentage	56%	51%
Operating expenses:
General and administrative	461	531
Sales and marketing	262	397
Product development	148	176
	871	1,104
Loss from operations	(449)	(721)
Other income (expenses):
Interest income	7	7
Interest expense	(7)	(5)
	-	2
Net loss	$(449)	$(719)

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues. Revenues are generated from product sales, technology and software license fees, installation and maintenance contracts. Consolidated revenues were $749,000 in 2006 compared to $751,000 for 2005. Foreign currency changes had the effect of decreasing revenues by 8%. Excluding the impact of foreign currency changes, sales in 2006 increased by 8%.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gross margin. Cost of sales consists primarily of material, personnel costs and overhead. Gross margin, as a percentage of net revenues, was 56% in 2006 compared to 51% in 2005 driven by cost improvements associated with direct sales to customers located in the United Kingdom.

Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel and travel costs, public relations, trade shows and marketing materials. Sales and marketing expenses were $262,000 in 2006 compared to $397,000 in 2005. The decrease is primarily attributable to a $127,000 reduction in wages, benefits and employee business expense resulting from headcount reductions. In the first several months of 2005, Infineer reduced sales and customer support headcount by a total of eight people to reduce operating expenses and reflect lower revenue expectations.

Product development expenses. Product development expenses include costs associated with the development of new products and enhancements to existing products. Product development expenses consist primarily of personnel and travel costs and contract engineering services. Product development expenses amounted to $148,000 in 2006 compared to $176,000 in 2005. The decrease in expenses is mainly attributable to a $29,000 decline in wages, benefits and employee business expense associated with headcount reductions.

General and administrative expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate activities, including finance and accounting, risk management and legal. General and administrative expenses were $461,000 in 2006 compared to $531,000 in 2005. The decrease in expenses is mainly attributable to lower professional fees and other expenses at Infineer.

Liquidity

The consolidated financial statements included in this Form 10-Q contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the factors described above, it is unlikely that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors’ reports on the Company’s Consolidated Financial Statements for the years ended December 31, 2005, 2004, 2003 and 2002 contain emphasis paragraphs concerning substantial doubt about the Company’s ability to continue as a going concern.

The Company has financed its operations over the last several years primarily through funds received from the sale of a non-core businesses in 2000 and insurance and other recoveries in 2003, 2004 and 2005. For the three months ended March 31, 2006, cash, including short-term investments, decreased by $280,000 to $792,000 as of March 31, 2006.

Operating activities utilized cash of $398,000 in 2006 and principally consisted of the net loss of $449,000 offset by depreciation and amortization of $9,000 and a reduction in assets and liabilities of $42,000.

Investing activities generated cash of $34,000 for the three months ended March 31, 2006 and consisted of the release of funds held in escrow pursuant to a 2003 insurance settlement. The Company does not expect to generate any significant amounts from non-recurring sources during the balance of 2006 beyond the expected release of $255,000 from escrow during the second and third quarters of 2006.

Financing activities generated cash of $84,000 for the thee months ended March 31, 2006 and consisted of an increase in the overdraft facility at Infineer.

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

The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries. “Net Recoveries,” as defined in the Settlement Agreement, means the net cash proceeds received by the Company with respect to transactions consummated after March 31, 2003 from (a) the sale of the Company’s interest in Infineer and TecSec, real property in Louisiana and any other real or personal property assets and (b) any recoveries from the Company’s historic insurance program. Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). As of March 31, 2006, Net Recoveries was approximately $3.6 million. The Company expects to realize additional Net Recoveries of approximately $255,000 in 2006 relating to the release of certain funds currently held in escrow. The Company believes the first payment to the PBGC equal to $1.0 million would become due if additional Net Recoveries from the possible disposition of Infineer or other qualifying source exceeds $135,000.

If the Company defaults under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $792,000 at March 31, 2006. The Company also had a shareholders’ deficiency of $7.6 million March 31, 2006.

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

Contractual Obligations

The following is a summary of the Company’s commitments as of March 31, 2006 (in thousands):

	Payments Due by Period
Contractual Obligation Years	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$428	$282	$146	$-	$-
Other long-term liabilities:
Note payable to PBGC	7,501	-	-	-	7,501
Other long-term liabilities	224	9	58	58	99
Total	$8,153	$291	$204	$58	$7,600

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in the Notes to the Company’s Unaudited Condensed Consolidated Financial Statements included herein and the Notes to the Consolidated Financial Statements included the Company’s Form 10-K for the year ended December 31, 2005. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company considers certain accounting policies related to revenue recognition and estimates of reserves for receivables and inventories to be critical policies due to the estimation processes involved.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This statement requires compensation costs related to share-based payment transactions to be recognized in financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. The Company adopted SFAS No. 123(R) in the first quarter of 2006. There were no previously-granted awards unvested as of the adoption date. The adoption of the statement had no impact on the Company’s consolidated financial position, results of operations and cash flows.

      In November 2004, the FASB issued SFAS No. 151, “Inventory Cost, an amendment of ARB No. 43, Chapter 4”. This statement amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provision of the statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the statement did not have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This statement amends APB No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets under APB No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of the statement did not have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company currently does not contemplate any voluntary changes in accounting principles.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Market Risk

We are exposed to market risk primarily through short-term investments and an overdraft facility. Our investment policy calls for investment in short-term, low risk instruments. As of March 31, 2006, short-term investments (principally U.S. Treasury bills) were $696,000 and borrowing under the overdraft facility amounted to $495,000. Due to the nature of these investments and the amount of the overdraft facility, any change in rates would not have a material impact on our financial condition or results of operations.

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

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various legal proceedings are pending against the Company. The Company considers all such proceedings to be ordinary litigation incident to the character of its business. Certain claims are covered by liability insurance.

ITEM 1A. RISK FACTORS

We do not expect to continue as a going concern. We have incurred losses, a substantial decline in working capital and negative cash flow from operations for a number of years. We have also experienced a substantial reduction in our cash and short term investments, which declined from $17.0 million at December 31, 2000 to $792,000 at March 31, 2006. We also had a shareholders’ deficiency of $7.6 million March 31, 2006.

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

Pursuant to the Security Agreement and the Pledge Agreement, both dated September 23, 2004, the Note is secured by (a) all of our presently owned or hereafter acquired real or personal property and rights to property and (b) the common and preferred stock of Infineer and TecSec that we own.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after we have received a total of $4.0 million in Net Recoveries. Thereafter, on each anniversary of the first payment, we are required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). As of March 31, 2006, Net Recoveries was approximately $3.6 million. The Company expects to realize additional Net Recoveries of approximately $255,000 in 2006 relating to the release of certain funds currently held in escrow. The Company believes the first payment to the PBGC equal to $1.0 million would become due if additional Net Recoveries from the possible disposition of Infineer or other qualifying source exceeds $135,000.

If we default under the Settlement Agreement, the PBGC may declare the outstanding amount of the Note to be immediately due and payable, proceed with foreclosure of the liens granted in favor of the PBGC and exercise any other rights available under applicable law.

ITEM 5. OTHER INFORMATION

In the first quarter of 2006, the Company reported all required disclosures on Form 8-K.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Description of the Company’s compensation practices of its directors. Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2006.

31(i).1	Certification of the Chief Executive Officer and Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.1	Certification of the Chief Executive Officer and Chief Financial Officer filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLICARD, INC.
(Registrant)

Date: May 15, 2006	/s/ Antonio L. DeLise
Antonio L. DeLise, President,
Chief Executive Officer, Chief Financial Officer