Form 10-Q
period 2006-06-30
PUBLICARD INC
filed 2006-07-28
CIK 81050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of shares of Common Stock outstanding as of July 28, 2006: 24,940,902

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2006 AND DECEMBER 31, 2005
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

Current assets:
Cash, including short-term investments of $280 and $989 in 2006 and
2005, respectively	$549	$1,072
Trade receivables, less allowance for doubtful accounts of $18 and $16
in 2006 and 2005, respectively	531	647
Inventories	276	303
Other current assets	132	573
Total current assets	1,488	2,595

Equipment and leasehold improvements, net	35	47
	$1,523	$2,642

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Overdraft payable	$549	$406
Trade accounts payable	579	592
Accrued liabilities	738	1,067
Total current liabilities	1,866	2,065

Note payable	7,501	7,501
Other non-current liabilities	222	227

Total liabilities	9,589	9,793

Commitments and contingencies (Note 3)

Shareholders’ deficiency:
Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized; 465
shares issued and outstanding as of June 30, 2006 and December 31, 2005	2,325	2,325
Common shares, $0.10 par value: 40,000,000 shares authorized; 24,940,902
shares issued and outstanding as of June 30, 2006 and December 31, 2005	2,494	2,494
Additional paid-in capital	108,594	108,594
Accumulated deficit	(121,389)	(120,507)
Accumulated other comprehensive loss	(90)	(57)
Total shareholders’ deficiency	(8,066)	(7,151)
	$1,523	$2,642

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(in thousands, except share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$799	$909	$1,548	$1,660

Cost of revenues	404	424	731	792
Gross margin	395	485	817	868

Operating expenses:
General and administrative	448	492	909	1,022
Sales and marketing	258	284	520	682
Product development	138	163	286	339
	844	939	1,715	2,043
Loss from operations	(449)	(454)	(898)	(1,175)

Other income (expenses):
Interest income	4	7	11	14
Interest expense	(9)	(6)	(16)	(11)
Other income	21	-	21	-
	16	1	16	3

Net loss	$(433)	$(453)	$(882)	$(1,172)

Basic and diluted loss per common share	$(.02)	$(.02)	$(.04)	$(.05)

Basic and diluted weighted average common shares outstanding	24,940,902	24,690,902	24,940,902	24,690,902

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(in thousands, except share data)
(unaudited)

						Accumulated
	Class A	Common Shares		Additional		Other Comprehen-	Total Share-
	Preferred	Shares		Paid-in	Accumulated	sive	holders’
	Stock	Issued	Amount	Capital	Deficit	Loss	Deficiency

Balance - January 1, 2006	$2,325	24,940,902	$2,494	$108,594	$(120,507)	$(57)	$(7,151)

Comprehensive loss:
Net loss	—	—	—	—	(882)	—	(882)
Foreign currency translation adjustment	—	—	—	—	—	(33)	(33)
Comprehensive loss							(915)
Balance - June 30, 2006	$2,325	24,940,902	$2,494	$108,594	$(121,389)	$(90)	$(8,066)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(in thousands)
(unaudited)

	2006	2005

Cash flows from operating activities:
Net loss	$(882)	$(1,172)
Adjustments to reconcile net loss to net cash used
in operating activities:
Gain on insurance recovery	(21)	—
Depreciation and amortization	19	43
Changes in assets and liabilities:
Trade receivables	150	73
Inventories	44	165
Prepaid insurance and other current assets	46	107
Trade accounts payable	(36)	(264)
Accrued liabilities	(238)	9
Other non-current liabilities	(5)	(9)
Net cash used in operating activities	(923)	(1,048)

Cash flows from investing activities:
Proceeds from insurance recoveries	289	68
Capital expenditures	(5)	—
Other	—	(1)
Net cash provided by investing activities	284	67

Cash flows from financing activities:
Increase in overdraft payable	115	210

Effect of exchange rate changes on cash and cash equivalents	1	1

Net (decrease) in cash	(523)	(770)
Cash - beginning of period	1,072	1,943
Cash - end of period	$549	$1,173

Cash paid for interest	$16	$11
Cash paid for taxes	$5	$—

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

Infineer has continued to incur operating losses and negative cash flow. During 2003, 2004 and 2005, the Company contributed additional capital to Infineer of $70,000, $225,000 and $150,000, respectively. It is likely that Infineer will require additional capital and the Company does not have the financial resources to provide such support. Given the Company’s lack of available resources, continued operating losses and debt position, the Company has begun to consider various alternatives. In 2006, with the assistance of an investment banker, the Company commenced an assessment of the value of Infineer, developed an information memorandum and obtained offers for Infineer’s potential for sale. This process has recently concluded without a viable offer for the business. The Board of Directors has not decided whether to continue with the disposition effort. It is therefore uncertain whether an acceptable offer will materialize or whether any such sale will ultimately be consummated. Any such determination to dispose of Infineer would depend upon, among other things, the amount of potential proceeds of any such sale and require the approval of the Company’s shareholders.

The Company sponsored a defined benefit pension plan (the “Plan”) that was frozen in 1993. In January 2003, the Company filed a notice with the Pension Benefit Guaranty Corporation (“PBGC”) seeking a “distress termination” of that Plan. Pursuant to the Agreement for Appointment of Trustee and Termination of Plan between the PBGC and the Company, effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan’s trustee. As a result, the PBGC has assumed responsibility for paying the obligations to Plan participants. As a result of the Plan termination, the Company’s 2003 and 2004 funding requirements due to the Plan amounting to $3.4 million through September 15, 2004 were eliminated.

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

The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries. “Net Recoveries,” as defined in the Settlement Agreement, means the net cash proceeds received by the Company with respect to transactions consummated after March 31, 2003 from (a) the sale of the Company’s interest in Infineer and

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TecSec, real property in Louisiana and any other real or personal property assets and (b) any recoveries from the Company’s historic insurance program. Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). As of June 30, 2006, Net Recoveries was approximately $3.9 million.

Pursuant to an agreement dated July 27, 2006 between the PBGC and the Company, the Company paid the PBGC $256,000 and the Note was retired in full. The Company has a further obligation to pay the PBGC 50% of all future net proceeds in excess of $250,000 realized from (a) the sale of the Company’s interest in Infineer and TecSec and (b) any recoveries from the Company’s historic insurance program. The future payment to the PBGC, if any, cannot be estimated at this time.

The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $549,000 at June 30, 2006. The Company also had a shareholders’ deficiency of $8.1 million as of June 30, 2006.

Management believes that existing cash and short-term investments will not be sufficient to permit the Company to continue operating past the third quarter of 2006 and the Company will likely cease operations. If a sale of Infineer is consummated, the Company will not thereafter have any ongoing business operations. In either case, the Company does not expect that any funds will be available for distribution to its shareholders.

Principles of consolidation
The consolidated financial statements include the accounts of PubliCARD and its wholly-owned subsidiaries. All intercompany transactions are eliminated in consolidation.

Basis of presentation
The accompanying unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of June 30, 2006 and the results of their operations and cash flows for the three and six months ended June 30, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Earnings (loss) per common share
Basic net income (loss) per common share is based on net income (loss) divided by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options and convertible preferred stock at the later of the beginning of the year or date of issuance. For the six months ended June 30, 2006, diluted net income (loss) per share was the same as basic net income (loss) per share since the effect of stock options and convertible preferred stock were antidilutive. Shares issuable pursuant to stock options and convertible preferred stock were 3,429,850 and 3,749,850 as of June 30, 2006 and 2005, respectively.

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

Inventories
Inventories are stated at lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company’s estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management’s estimates related to the Company’s production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. Inventories as of June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	2006	2005

Raw materials and work-in-process	$239	$262
Finished goods	37	41
	$276	$303

Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” This statement requires compensation costs related to share-based payment transactions to be recognized in financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost is recognized over the requisite service period, generally as the award vests. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R), in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after January 1, 2006, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to that date that remained unvested upon adoption of SFAS No. 123(R). Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period. The adoption of SFAS No. 123(R) had no impact on the Company’s consolidated financial statements since there were no previously granted awards unvested as of the adoption date. In addition, there were no awards during the six months ended June 30, 2006.

Prior to the adoption of SFAS No. 123(R), the Company accounted for employee share-based compensation awards using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, no share-based compensation expense was reflected in the statement of operations as a result of stock option grants because each option granted pursuant to the Company’s plans had an exercise price equal to the market price of the Company’s common stock on the date of grant. There were no stock option grants impacting compensation cost for the six months ended June 30, 2005. As such, there is no difference between the Company’s reported net loss and loss per share and pro forma net loss and loss per share computed consistent with the method prescribed by SFAS No. 123 for the three and six months ended June 30, 2005.

Foreign Currency Translation
The local currency of the Company's foreign (United Kingdom) subsidiary is its functional currency. Assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at the current exchange rate. Statement of operations accounts are translated at the average rate of exchange prevailing during the year.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Translation adjustments arising from the use of differing exchange rates from period to period are a component of accumulated comprehensive loss included in shareholders' equity.

Fair Value of Financial Instruments and Concentration of Credit Risk
The carrying amount of financial instruments, including cash and short-term investments, accounts receivable, accounts payable and accrued liabilities, approximates fair value. The fair value of long-term debt is estimated based on current rates which could be offered to the Company for debt of the same remaining maturity. The estimated fair value of the Company’s long term debt as of June 30, 2006 was approximately $2.5 million. See above for discussion regarding the retirement of the Note to the PBGC at which time the fair market value of the Note was reduced to $256,000.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and short-term investments and accounts receivable. The Company maintains all of its cash and short-term investments with high-credit quality financial institutions. The Company’s customer base consists of businesses principally in Europe (with a concentration in the United Kingdom) and the United States. For the six months ended June 30, 2006, no single customer accounted for 10% or more of revenues. Balances due from one customer accounted for approximately 17% of the accounts receivable balance as of June 30, 2006.

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

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications
For the six months ended June 30, 2005, the Company reported the change in the overdraft facility as a component of operating activities in the Condensed Consolidated Statement of Cash Flows. In order to conform to the current period presentation, the Company has reclassified the increase in the overdraft for the six months ended June 30, 2005 of $210,000 to a component of financing activities. This was a correction of an error which management believes was not material to the Company’s Condensed Consolidated Statement of Cash Flows.

Note 2 - SEGMENT DATA

The Company’s sole operating activities involve the deployment of smart card solutions for educational and corporate sites. As such, the Company reports as a single segment. Sales by geographical areas for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three months ended June 30		Six months ended June 30,
	2006	2005	2006	2005

United Kingdom	$446	$545	$963	$1,061
United States	217	151	257	238
Europe (excluding United Kingdom)	134	183	254	315
Rest of world	2	30	74	46
	$799	$909	$1,548	$1,660

The Company has operations in the United States and United Kingdom. Identifiable tangible assets by country as of June 30, 2006 and December 31, 2005 are as follows (in thousands):

	2006	2005

United States	$652	$1,647
United Kingdom	871	995
	$1,523	$2,642

Note 3 - COMMITMENTS AND CONTINGENCIES

Leases
The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next three years. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year aggregate approximately $378,000.

Grants and bank financing
Infineer has received grants from several government agencies in the United Kingdom. These grants have been used for marketing, research and development and other governmental business incentives such as general employment. Such grants require Infineer to maintain certain levels of operations and employment in Northern Ireland. As of June 30, 2006, Infineer has a contingent liability to repay, in whole or in part, grants received of approximately $222,000 in the event Infineer becomes insolvent or otherwise violates the terms of such grants. As of June 30, 2006, Infineer is in compliance with the terms of the grants.

Infineer has an overdraft facility with a bank in Northern Ireland, which allows for the maximum borrowing of 320,000 British pounds. This facility is secured by all of Infineer’s assets and bears an interest rate at the bank’s base rate plus 2% (approximately 6.50% at June 30, 2006). As of June 30, 2006, Infineer had borrowings outstanding under this facility totaling 300,000 British pounds (or the equivalent of approximately $549,000).

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Change of control agreements
The Company is a party to change of control agreements, which provide for payments to certain directors under certain circumstances following a change of control. Since the change of control agreements require large cash payments to be made by any person effecting a change of control, these agreements may discourage takeover attempts. The change of control agreements provide that, if the services of any person party to a change of control agreement are terminated within three years following a change of control, that individual will be entitled to receive, in a lump sum within 10 days of the termination date, a payment equal to 2.99 times that individual’s average annual compensation for the shorter of the five years preceding the change of control and the period the individual received compensation from us for personal services. Assuming a change of control was to occur at the present time, payments of approximately $449,000 each would be made to the Chairman and Vice Chairman of the Company’s Board of Directors. If any such payment, either alone or together with others made in connection with the individual’s termination, is considered to be an excess parachute payment under the Internal Revenue Code, the individual will be entitled to receive an additional payment in an amount which, when added to the initial payment, would result in a net benefit to the individual, after giving effect to excise taxes imposed by Section 4999 of the Internal Revenue Code and income taxes on such additional payment, equal to the initial payment before such additional payment and the Company would not be able to deduct these initial or additional payments for income tax purposes.

Note 4- COMPREHENSIVE LOSS

Comprehensive loss for the Company includes foreign currency translation adjustments, as well as the net loss reported in the Company's Condensed Consolidated Statements of Operations. Comprehensive loss for the three and six months ended June 30, 2006 and 2005 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net loss	$(433)	$(453)	$(882)	$(1,172)
Foreign currency translation adjustments	(28)	16	(33)	27
Comprehensive loss	$(461)	$(437)	$(915)	$(1,145)

Note 5- SUBSEQUENT EVENTS

Pursuant to an agreement dated July 27, 2006 between the PBGC and the Company, the Company paid the PBGC $256,000 and the Note describe in Note 1 was retired in full. The Company has a further obligation to pay the PBGC 50% of all future net proceeds in excess of $250,000 realized from (a) the sale of the Company’s interest in Infineer and TecSec and (b) any recoveries from the Company’s historic insurance program. The future payment to the PBGC, if any, cannot be estimated at this time.

Antonio L. DeLise resigned from the Company’s Board of Directors. Mr. DeLise will resign as President, Chief Executive Officer, Chief Financial Officer and Corporate Secretary of the Company, as well as all positions held at the Company’s subsidiaries, effective July 30, 2006. Mr. DeLise is leaving the Company to pursue other opportunities.

On July 21, 2006, the Company entered into an Engagement Agreement (as amended, the “Agreement”) with

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Joseph Sarachek. Pursuant to the Agreement, Mr. Sarachek was appointed to the Company’s Board of Directors on July 21, 2006. Also pursuant to the Agreement, Mr. Sarachek was appointed as the Company’s Chief Executive Officer, which appointment will be effective July 31, 2006.

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

Infineer has continued to incur operating losses and negative cash flow. During 2003, 2004 and 2005, the Company contributed additional capital to Infineer of $70,000, $225,000 and $150,000, respectively. It is likely that Infineer will require additional capital and the Company does not have the financial resources to provide such support. Given the Company’s lack of available resources, continued operating losses and debt position, the Company has begun to consider various alternatives In 2006, with the assistance of an investment banker, the Company commenced an assessment of the value of Infineer, developed an information memorandum and obtained offers for Infineer’s potential for sale. This process has recently concluded without a viable offer for the business. The Board of Directors has not decided whether to continue with the disposition effort. It is therefore uncertain whether an acceptable offer will materialize or whether any such sale will ultimately be consummated. Any such determination to dispose of Infineer would depend upon, among other things, the amount of potential proceeds of any such sale and require the approval of the Company’s shareholders.

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

The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries. “Net Recoveries,” as defined in the Settlement Agreement, means the net cash proceeds received by the Company with respect to transactions consummated after March 31, 2003 from (a) the sale of the Company’s interest in Infineer and TecSec, real property in Louisiana and any other real or personal property assets and (b) any recoveries from the Company’s historic insurance program. Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). As of June 30, 2006, Net Recoveries was approximately $3.9 million.

Pursuant to an agreement dated July 27, 2006, between the PBGC and the Company, the Company paid the PBGC $256,000 and the Note was retired in full. The Company has a further obligation to pay the PBGC 50% of all future net proceeds in excess of $250,000 realized from (a) the sale of the Company’s interest in Infineer and

TecSec and (b) any recoveries from the Company’s historic insurance program. The future payment to the PBGC, if any, cannot be estimated at this time.

The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $549,000 at June 30, 2006. The Company also had a shareholders’ deficiency of $8.1 million as of June 30, 2006.

Management believes that existing cash and short-term investments will not be sufficient to permit the Company to continue operating past the third quarter of 2006 and the Company will likely cease operations. If a sale of Infineer is consummated, the Company will not thereafter have any ongoing business operations. In either case, the Company does not expect that any funds will be available for distribution to its shareholders.

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

Results of Operations
The following table is derived from the Unaudited Condensed Consolidated Financial Statements and sets forth the Company’s consolidated results of operations for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$799	$909	$1,548	$1,660
Cost of revenues	404	424	731	792
Gross margin	395	485	817	868
Gross margin percentage	49%	53%	53%	52%
Operating expenses:
General and administrative	448	492	909	1,022
Sales and marketing	258	284	520	682
Product development	138	163	286	339
	844	939	1,715	2,043
Loss from operations	(449)	(454)	(898)	(1,175)
Other income (expenses):
Interest income	4	7	11	14
Interest expense	(9)	(6)	(16)	(11)
Other income	21	—	21	—
	16	1	16	3
Net loss	$(433)	$(453)	$(882)	$(1,172)

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues. Revenues are generated from product sales, technology and software license fees, installation and maintenance contracts. Consolidated revenues were $799,000 in 2006 compared to $909,000 for 2005. Foreign currency changes had the effect of decreasing revenues by 2%. Excluding the impact of foreign currency changes, sales in 2006 decreased by 11% driven by a decline of $99,000 in direct sales to customers located in the United Kingdom as well as a $77,000 decline in shipments to distribution partners located outside of the United Kingdom (other than the U.S.).

Gross margin. Cost of sales consists primarily of material, personnel costs and overhead. Gross margin, as a percentage of net revenues, was 49% in 2006 compared to 53% in 2005. Margins decreased by approximately 3% for both direct and export sales in the second quarter of 2006 compared to 2005 principally due to price reductions.

Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel and travel costs, public relations, trade shows and marketing materials. Sales and marketing expenses were $258,000 in 2006 compared to $284,000 in 2005. The decrease is primarily attributable to a $25,000 reduction in wages and benefits resulting from headcount reductions in 2005. In the first several months of 2005, Infineer reduced sales and customer support headcount by a total of eight people to reduce operating expenses and reflect lower revenue expectations.

Product development expenses. Product development expenses include costs associated with the development of new products and enhancements to existing products. Product development expenses consist primarily of personnel and travel costs and contract engineering services. Product development expenses amounted to $138,000 in 2006 compared to $163,000 in 2005. The decrease in expenses is mainly attributable to a $19,000 decline in wages and benefits associated with headcount reductions in 2005 and contract costs.

General and administrative expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate activities, including finance and accounting, risk management and legal. General and administrative expenses were $448,000 in 2006 compared to $492,000 in 2005. The decrease in expenses is mainly attributable to a $17,000 reduction in directors fees and lower legal and insurance expenses of $28,000 at corporate.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues. Consolidated revenues decreased to $1.5 million in 2006 compared to $1.7 million for 2005. Foreign currency changes had the effect of decreasing revenues by 4%. Excluding the impact of foreign currency changes, sales in 2005 decreased by 2% driven by a decline of $98,000 in direct sales to customers located in the United Kingdom.

Cost of revenues. Gross margin, as a percentage of net sales, was 53% in 2006 compared to 52% in 2005.

Sales and marketing expenses. Sales and marketing expenses were $520,000 in 2006 compared to $682,000 in 2005. The decrease is primarily attributable to a $150,000 reduction in wages, benefits and employee business expense resulting from headcount reductions in 2005.

Product development expenses. Product development expenses amounted to $286,000 in 2006 compared to $339,000 in 2005. The decrease is primarily attributable to a $39,000 reduction in wages and benefits resulting from headcount reductions in 2005.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2006 decreased to $909,000 from $1.0 million for 2005. The decrease in expenses is mainly attributable to lower outside services (primarily legal, insurance and shareholder reporting) of $73,000 at corporate and lower professional fees, depreciation and other expenses of $58,000 at Infineer.

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

The Company has financed its operations over the last several years primarily through funds received from the sale of a non-core businesses in 2000 and insurance and other recoveries in 2003, 2004 and 2005. For the six months ended June 30, 2006, cash, including short-term investments, decreased by $523,000 to $549,000 as of June 30, 2006.

Operating activities utilized cash of $923,000 for the six months ended June 30, 2006 and principally consisted of the net loss of $882,000, an increase in assets and liabilities of $39,000 and a gain on insurance recoveries of $21,000 offset by depreciation and amortization of $19,000.

Investing activities generated cash of $284,000 for the six months ended June 30, 2006 and principally consisted of the release of $289,000 held in escrow pursuant to a 2003 insurance settlement. The Company does not expect to generate any significant amounts from non-recurring sources during the balance of 2006.

Financing activities generated cash of $115,000 for the six months ended June 30, 2006 and consisted of an increase in the overdraft facility at Infineer.

The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow in the future.

Infineer has continued to incur operating losses and negative cash flow. During 2003, 2004 and 2005, the Company contributed additional capital to Infineer of $70,000, $225,000 and $150,000, respectively. It is likely that Infineer will require additional capital and the Company does not have the financial resources to provide such support. Given the Company’s lack of available resources, continued operating losses and debt position, the Company has begun to consider various alternatives. In 2006, with the assistance of an investment banker, the Company commenced an assessment of the value of Infineer, developed an information memorandum and obtained offers for Infineer’s potential for sale. This process has recently concluded without a viable offer for the business. The Board of Directors has not decided whether to continue with the disposition effort. It is therefore uncertain whether an acceptable offer will materialize or whether any such sale will ultimately be consummated. Any such determination to dispose of Infineer would depend upon, among other things, the amount of potential proceeds of any such sale and require the approval of the Company’s shareholders.

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

The Note matures on September 23, 2011. The first payment will be equal to $1.0 million and will become due 30 days after the Company has received a total of $4.0 million in Net Recoveries. “Net Recoveries,” as defined in the Settlement Agreement, means the net cash proceeds received by the Company with respect to transactions consummated after March 31, 2003 from (a) the sale of the Company’s interest in Infineer and TecSec, real property in Louisiana and any other real or personal property assets and (b) any recoveries from the Company’s historic insurance program. Thereafter, on each anniversary of the first payment, the Company is required to pay the PBGC an amount equal to 25% of the Net Recoveries in excess of $4.0 million (less the sum of all prior payments made in accordance with this sentence in prior years). As of June 30, 2006, Net Recoveries was approximately $3.9 million.

Pursuant to an agreement dated July 27, 2006 between the PBGC and the Company, the Company paid the PBGC $256,000 and the Note was retired in full. The Company has a further obligation to pay the PBGC 50% of all future net proceeds in excess of $250,000 realized from (a) the sale of the Company’s interest in Infineer and TecSec and (b) any recoveries from the Company’s historic insurance program. The future payment to the PBGC, if any, cannot be estimated at this time.

The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $549,000 at June 30, 2006. The Company also had a shareholders’ deficiency of $8.1 million as of June 30, 2006.

Management believes that existing cash and short-term investments will not be sufficient to permit the Company to continue operating past the third quarter of 2006 and the Company will likely cease operations. If a sale of Infineer is consummated, the Company will not thereafter have any ongoing business operations. In either case, the Company does not expect that any funds will be available for distribution to its shareholders.

Contractual Obligations
The following is a summary of the Company’s commitments as of June 30, 2006 (in thousands):

	Payments Due by Period
Contractual Obligation Years	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$378	$241	$136	$1	$—
Other long-term liabilities:
Note payable to PBGC (a)	7,501	—	—	—	7,501
Other long-term liabilities	222	9	58	58	97
Total	$8,101	$250	$194	$59	$7,598

(a)	The Note payable to the PBGC was retired on July 27, 2006. See Note 1 to the Unaudited Condensed Consolidated Financial Statements.

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

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This statement requires compensation costs related to share-based payment transactions to be recognized in financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost is recognized over the requisite service period, generally as the award vests. The Company adopted SFAS No. 123(R) in the first quarter of 2006. There were no previously-granted awards unvested as of the adoption date. The adoption of the statement had no impact on the Company’s consolidated financial position, results of operations and cash flows.

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

Market Risk
We are exposed to market risk primarily through short-term investments and an overdraft facility. Our investment policy calls for investment in short-term, low risk instruments. As of June 30, 2006, short-term investments (a money market account) were $280,000 and borrowing under the overdraft facility amounted to $549,000. Due to the nature of these investments and the amount of the overdraft facility, any change in rates would not have a material impact on our financial condition or results of operations.

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

ITEM 1A. RISK FACTORS

We do not expect to continue as a going concern. We have incurred losses, a substantial decline in working capital and negative cash flow from operations for a number of years. We have also experienced a substantial reduction in our cash and short term investments, which declined from $17.0 million at December 31, 2000 to $549,000 at June 30, 2006. We also had a shareholders’ deficiency of $8.1 million as of June 30, 2006.

Infineer has continued to incur operating losses and negative cash flow. During 2003, 2004 and 2005, we contributed additional capital to Infineer of $70,000, $225,000 and $150,000, respectively. It is likely that Infineer will require additional capital and we do not have the financial resources to provide such support. Given our lack of available resources, continued operating losses and debt position, we have begun to consider various alternatives. In 2006, with the assistance of an investment banker, we commenced an assessment of the value of Infineer, developed an information memorandum and obtained offers for Infineer’s potential for sale. This process has recently concluded without a viable offer for the business. The Board of Directors has not decided whether to continue with the disposition effort. It is therefore uncertain whether an acceptable offer will materialize or whether any such sale will ultimately be consummated. Any such determination to dispose of Infineer would depend upon, among other things, the amount of potential proceeds of any such sale and require the approval of our shareholders.

We believe that existing cash and short-term investments will not be sufficient to permit us to continue operating past the third quarter of 2006 and we will likely cease operations. If a sale of Infineer is consummated, we will not thereafter have any ongoing business operations. In either case, we do not expect that any funds will be available for distribution to its shareholders.

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

ITEM 5. OTHER INFORMATION

On July 27, 2006, the Company entered into a Payment, Retirement and Release Agreement (the “Payment Agreement”) with the PBGC pursuant to which the PBGC and the Company provided for the settlement and discharge of the Company’s obligations under the Settlement Agreement and the Note. Pursuant to the Payment Agreement, the Company paid the $256,391.31 on July 27, 2006, and agreed that if, between July 27, 2006 and July 27, 2011, the Company receives Net Proceeds in excess of $250,000, the Company will pay to the PBGC 50% of the amount of such excess. As defined in the Payment Agreement, “Net Proceeds” means the amount received by the Company in cash or marketable securities, less the amount of reasonable transaction costs and expenses and debt paid, retained or assumed, from any of (i) the sale by the Company of any or all capital stock of Infineer; (ii) the sale by Infineer of all or substantially all of its assets and a distribution of the proceeds of such sale to the Company; (iii) the sale by the Company of any or all capital stock of Tecsec; and (iv) proceeds received by the Company from settlements, buyouts or assignments of claims with respect to insurance policies covering environmental liabilities for which claims were made prior to July 27, 2006. The Payment Agreement further provides that if, on July 27, 2011, the Company exists as a going concern and holds capital stock of Infineer (and Infineer exists as a going concern) or Tecsec (and Tecsec exists as a going concern), the Company will be deemed to have sold such capital stock for its fair market value, which shall be added to Net Proceeds for purposes of determining the amount of additional payments to the PBGC, if any.

Pursuant to the Payment Agreement, the PBGC released the Company, Infineer and certain other persons from all liabilities arising from the Plan, unfunded liabilities and unpaid contributions thereunder, the Settlement Agreement and the Note, and the Settlement Agreement and the Note were terminated.

A copy of the Payment Agreement has been filed as Exhibit 10.6 hereto and is incorporated herein by reference.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Engagement Agreement, dated as of July 21, 2006, between PubliCARD, Inc. and Joseph Sarachek. Incorporated by reference from PubliCARD, Inc.’s Current Report on Form 8-K filed on July 27, 2006.

10.2
Addendum to Engagement Agreement, dated as of July 26, 2006, between PubliCARD, Inc. and Joseph E. Sarachek. Incorporated by reference from PubliCARD, Inc.’s Current Report on Form 8-K filed on July 27, 2006.

10.3
Indemnification Agreement, dated as of July 21, 2006, between PubliCARD, Inc. and Joseph E. Sarachek. Incorporated by reference from PubliCARD, Inc.’s Current Report on Form 8-K filed on July 27, 2006.

10.4	Stock Option Agreement, dated as of July 21, 2006, between PubliCARD, Inc. and Joseph E. Sarachek. Incorporated by reference from PubliCARD, Inc.’s Current Report on Form 8-K filed on July 27, 2006.

10.5
Non-Plan Stock Option Agreement, dated as of July 21, 2006, between PubliCARD, Inc. and Joseph E. Sarachek. Incorporated by reference from PubliCARD, Inc.’s Current Report on Form 8-K filed on July 27, 2006.

10.6	Payment, Retirement and Release Agreement dated as of July 27, 2006 by and between the Pension Benefit Guaranty Corporation and PubliCARD, Inc. Filed herewith.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLICARD, INC. (Registrant)

Date: July 28, 2006	By:	/s/ Antonio L. DeLise

Name: Antonio L. DeLise Title: President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Engagement Agreement, dated as of July 21, 2006, between PubliCARD, Inc. and Joseph Sarachek. Incorporated by reference from PubliCARD, Inc.’s Current Report on Form 8-K filed on July 27, 2006.

10.2
Addendum to Engagement Agreement, dated as of July 26, 2006, between PubliCARD, Inc. and Joseph E. Sarachek. Incorporated by reference from PubliCARD, Inc.’s Current Report on Form 8-K filed on July 27, 2006.

10.3
Indemnification Agreement, dated as of July 21, 2006, between PubliCARD, Inc. and Joseph E. Sarachek. Incorporated by reference from PubliCARD, Inc.’s Current Report on Form 8-K filed on July 27, 2006.

10.4	Stock Option Agreement, dated as of July 21, 2006, between PubliCARD, Inc. and Joseph E. Sarachek. Incorporated by reference from PubliCARD, Inc.’s Current Report on Form 8-K filed on July 27, 2006.

10.5
Non-Plan Stock Option Agreement, dated as of July 21, 2006, between PubliCARD, Inc. and Joseph E. Sarachek. Incorporated by reference from PubliCARD, Inc.’s Current Report on Form 8-K filed on July 27, 2006.

10.6	Payment, Retirement and Release Agreement dated as of July 27, 2006 by and between the Pension Benefit Guaranty Corporation and PubliCARD, Inc. Filed herewith.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.