Form 10-Q
period 2006-09-30
PUBLICARD INC
filed 2006-11-17
CIK 81050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ___             Accelerated filer ___          Non-accelerated filer   X

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __ No  X

Number of shares of Common Stock outstanding as of November 16, 2006: 24,940,902

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash, including short-term investments of $229 and $989 in 2006 and
2005, respectively	$247	$1,072
Trade receivables, less allowance for doubtful accounts of $17 and $16
in 2006 and 2005, respectively	733	647
Inventories, net of reserve of $60 and $56 in 2006 and 2005, respectively	247	303
Other current assets	70	573
Total current assets	1,297	2,595

Equipment and leasehold improvements, net	24	47
	$1,321	$2,642

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Overdraft payable	$564	$406
Trade accounts payable	617	592
Accrued liabilities	916	1,067
Current portion of note payable (Note 1)	25	-
Total current liabilities	2,122	2,065

Note payable (Note 1)	-	7,501
Other non-current liabilities	219	227

Total liabilities	2,341	9,793

Commitments and contingencies (Note 3)

Shareholders’ deficiency:
Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized; 465
shares issued and outstanding as of September 30, 2006 and December 31, 2005	2,325	2,325
Common shares, $0.10 par value: 40,000,000 shares authorized; 24,940,902
shares issued and outstanding as of September 30, 2006 and December 31, 2005	2,494	2,494
Additional paid-in capital	108,617	108,594
Accumulated deficit	(114,309)	(120,507)
Accumulated other comprehensive loss	(147)	(57)
Total shareholders’ deficiency	(1,020)	(7,151)
	$1,321	$2,642

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands, except share data)
(unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005		2006	2005

Revenues	$887		$1,029	$2,434	$2,689

Cost of revenues	412		429	1,143	1,220
Gross margin	475		600	1,291	1,469

Operating expenses:
General and administrative	387		514	1,296	1,537
Sales and marketing	249		248	769	929
Product development	156		149	441	489
	792		911	2,506	2,955
Loss from operations	(317)		(311)	(1,215)	(1,486)

Other income (expenses):
Interest income	5		7	13	21
Interest expense	(9)		(8)	(25)	(19)
Other income	182		-	205	-
	178		(1)	193	(2)
Net loss from continuing operations	$(139)		$(312)	$(1,022)	$(1,484)

Extraordinary gain on settlement with the PBGC	$7,220		$-	$7,220	-
Net income (loss)	$7,081		$(312)	$6,198	$(1,484)

Basic and diluted income (loss) per Common Share from
Continuing Operations	$(.01)		$(.01)	$(.05)	$(.06)
Gain on settlement with the PBGC	$.29	$	.	$.30	-
Basic and diluted income (loss) per common share	$.28		$(.01)	$.25	$(.06)

Basic and diluted weighted average common shares outstanding	24,940,902		24,690,902	24,940,902	24,690,902

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(in thousands, except share data)
(unaudited)

						Accumulated
	Class A	Common Shares		Additional		Other Comprehen-	Total Share-
	Preferred	Shares		Paid-in	Accumulated	sive	holders’
	Stock	Issued	Amount	Capital	Deficit	Loss	Deficiency

Balance - January 1, 2006	$2,325	24,940,902	$2,494	$108,594	$(120,507)	$(57)	$(7,151)

Compensation cost related to grant of stock options				23			23
Comprehensive income (loss):
Net income	-	-	-	-	6,198	-	6,198
Foreign currency translation adjustment	-	-	-	-	-	(90)	(90)
Comprehensive income							6,108

Balance - September 30, 2006	$2,325	24,940,902	$2,494	$108,617	$(114,309)	$(147)	$(1,020)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of this statement.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands)
(unaudited)

	2006	2005

Cash flows from operating activities:
Net income/(loss)	$6,198	$(1,484)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Compensation cost from issuance of stock options	23	-
Gain on insurance recovery	(205)	-
Gain on settlement with the PBGC	(7,220)	-
Loss on disposal of equipment	4	-
Depreciation and amortization	28	63
Changes in assets and liabilities:
Trade receivables	19	(43)
Inventories	96	173
Other current assets	249	141
Trade accounts payable	(39)	(325)
Accrued liabilities	(256)	75
Other non-current liabilities	(8)	(15)
Net cash used in operating activities	(1,111)	(1,415)

Cash flows from investing activities:
Proceeds from insurance recoveries	461	52
Capital expenditures	(5)	-
Other	-	(3)
Net cash provided by investing activities	456	49

Cash flows from financing activities:
Repayment of Long Term Debt Proceeds from overdraft facility	(256) 85	0 172
Net cash (used in) provided by financing activities	(171)	172

Effect of exchange rate changes on cash and cash equivalents	1	1

Net decrease in cash	(825)	(1,193)
Cash and cash equivalents - beginning of period	1,072	1,943
Cash and cash equivalents - end of period	$247	$750

Cash paid for interest	$19	$19
Cash paid for taxes	$5	$8

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

Infineer has continued to incur operating losses and negative cash flow. During 2003, 2004 and 2005, the Company contributed additional capital to Infineer of $70,000, $225,000 and $150,000, respectively. It is likely that Infineer will require additional capital and the Company does not have the financial resources to provide such support. Given the Company’s lack of available resources, continued operating losses and bank overdraft, the Company has begun to consider various alternatives. In 2006, with the assistance of an investment banker, the Company commenced an assessment of the value of Infineer, developed an information memorandum and obtained offers for Infineer’s potential for sale. This process concluded without a viable offer for the business. The Board of Directors has not decided whether to continue with the disposition effort. It is therefore uncertain whether an acceptable offer will materialize or whether any such sale will ultimately be consummated. Any such determination to dispose of Infineer would depend upon, among other things, the amount of potential proceeds of any such sale and require the approval of the Company’s shareholders.

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

Under the terms of the Settlement Agreement, effective September 23, 2004, between the PBGC and the Company (the “Settlement Agreement”), the Company was liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing a non-interest bearing note (the “Note”), dated September 23, 2004, payable to the PBGC with a face amount of $7.5 million. Pursuant to the Security Agreement and Pledge Agreement, both dated September 23, 2004, the Note was secured by (a) all presently owned or thereafter acquired real or personal property and rights to property of the Company and (b) the common and preferred stock of Infineer and TecSec, Incorporated (“TecSec”) owned by the Company.

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

On October 13, 2006, the Company entered into an Assignment of Shares and Assumption of Obligations agreement (the “Assignment Agreement”) with Sallyport Investment Partnership (“Sallyport”), pursuant to which the Company assigned 60,058 shares of Series A Preferred Stock of Tecsec to Sallyport in exchange for $150,000. In addition, pursuant to the Assignment Agreement, Sallyport agreed to use its best efforts to transfer to the Company or cause to be issued to the Company shares of common stock of Tecsec representing 2 ½% of Tecsec’s common stock, calculated on a fully-diluted basis and giving effect to shares that may be issued as a result of Sallyport’s financing of Tecsec during the current year. On October 13, 2006, Tecsec confirmed its agreement to issue such shares to the Company.

The future payments to the PBGC, based on the proceeds from the Assignment Agreement and the Company’s projection of future insurance recoveries of $150,000, are anticipated to be $25,000 although no assurance can be given that this will be the case, and are included in Note Payable. As a result of this settlement of the liability to the PBGC, the Company has recognized a $7.2 million gain on its Statement of Operations. Given the Company’s current financial position, it does not believe that any additional payments will be due to the PBGC on July 27, 2011.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $247,000 at September 30, 2006. The Company also had a shareholders’ deficiency of $1,020,000 as of September 30, 2006.

Management believes that existing cash and short-term investments will not be sufficient to permit the Company to continue operating past the first quarter of 2007 and the Company will likely cease operations. If a sale of Infineer is consummated, the Company will not thereafter have any ongoing business operations. In either case, the Company does not expect that any funds will be available for distribution to its shareholders.

Principles of consolidation

The consolidated financial statements include the accounts of PubliCARD and its wholly-owned subsidiaries. All intercompany transactions are eliminated in consolidation.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiary companies as of September 30, 2006 and the results of their operations and cash flows for the three and nine months ended September 30, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Earnings (loss) per common share

Basic net income (loss) per common share is based on net income (loss) divided by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options and convertible preferred stock at the later of the beginning of the year or date of issuance. For the nine months ended September 30, 2006, diluted net income (loss) per share was the same as basic net income (loss) per share since the effect of stock options and convertible preferred stock were antidilutive. Shares issuable pursuant to stock options and convertible preferred stock were 6,416,925 and 3,589,850 as of September 30, 2006 and 2005, respectively. At September 30, 2006, the 2,837,075 options granted during the quarter then ended remained unvested.

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

Inventories

Inventories are stated at lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company’s estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management’s estimates related to the Company’s production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. Inventories as of September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	2006	2005

Raw materials and work-in-process	$235	$254
Finished goods	72	95
	307	359
Inventory Reserve	(60)	(56)
	$247	$303

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

On July 21, 2006, the Company entered into an Engagement Agreement (as amended, the “Engagement Agreement”) with Joseph Sarachek. Pursuant to the Engagement Agreement, Mr. Sarachek was appointed to the Company’s Board of Directors on July 21, 2006. Also pursuant to the Agreement, Mr. Sarachek was appointed as the Company’s Chief Executive Officer, effective July 31, 2006.

Pursuant to the Engagement Agreement, Mr. Sarachek was granted options (the “Initial Options”) to purchase 2,837,075 shares of the Company’s common stock at an exercise price of $0.0279 per share, the fair value of the Company’s stock on the date of the grant. 1,793,650 of the Initial Options were granted under the Company’s 1999 Long Term Incentive Plan (the “Long Term Incentive Plan”), and 1,043,425 of the Initial Options were granted pursuant to a Non-Plan Stock Option Agreement between Mr. Sarachek and the Company, dated as of July 21, 2006. All of the Initial Options will vest upon the consummation of a sale of the Company or other restructuring or similar transaction involving the Company, as defined in the Engagement Agreement. The Company has recognized compensation expense for the Initial Options under the guidelines set forth in SFAS No. 123(R), amounting to $20,000 for the three and nine months ended September 30, 2006.

Following the consummation of any such transaction, Mr. Sarachek will be granted additional options to purchase shares of the Company’s common stock, which options will be exercisable into shares of the Company’s common stock representing (when taken together with the Initial Options) 10% of the Company’s outstanding common stock, calculated on a fully-diluted basis. Such options will be exercisable when granted. The Agreement also provides that, upon consummation of any such transaction, Mr. Sarachek will be entitled to receive a cash transaction fee in an amount equal to a percentage of the aggregate value of such transaction received by the Company or its shareholders ranging from 4% to 7%.

On August 24, 2006, the Company issued 150,000 options to its Directors under the Non-Employee Director Stock Option Plan. The Company issued these options to each of its directors at an exercise price of $0.03 per share, which represents the fair value per share at the date of the grant. These options vested immediately upon issuance, and have an expiration date of August 4, 2011. The Company recognized $3,000 of expense associated with the issuance of these options.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For purposes of computing the share based compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used to estimate the value of the share-based grants are as follows:

	2006	2005
Expected option term (years)	5.0-10.0	5.0
Expected volatility	100.0%	165.0%
Risk-free interest rate	5.0%	4.1%
Weighted average fair value per option	$.03	$.02

Prior to the adoption of SFAS No. 123(R), the Company accounted for employee share-based compensation awards using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, no share-based compensation expense was reflected in the statement of operations as a result of stock option grants because each option granted pursuant to the Company’s plans had an exercise price equal to the market price of the Company’s common stock on the date of grant. There were no stock option grants impacting compensation cost for the nine months ended September 30, 2005. As such, there is no difference between the Company’s reported net loss and loss per share and pro forma net loss and loss per share computed consistent with the method prescribed by SFAS No. 123 for the three and nine months ended September 30, 2005.

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

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Since the Company has no recent history of continuing profits, it is unlikely that the future benefit of these losses will be recognized. Thus, a full valuation allowance has been recorded.  As of December 31, 2005, approximately $61.7 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 2006 through 2025, were available to offset future taxable income.  Therefore, the Company did not record any tax provision on its income generated during the three and nine months ended September 30, 2006.

Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying amount of financial instruments, including cash and short-term investments, accounts receivable, accounts payable and accrued liabilities, approximates fair value. The fair value of long-term debt is estimated based on current rates which could be offered to the Company for debt of the same remaining maturity. The estimated fair value of the Company’s Note Payable as of September 30, 2006 was approximately $25,000. See above for discussion regarding the retirement of the Note to the PBGC.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and short-term investments and accounts receivable. The Company maintains all of its cash and short-term investments with high-credit quality financial institutions. The Company’s customer base consists of businesses principally in Europe (with a concentration in the United Kingdom) and the United States. For the nine months ended September 30, 2006, no single customer accounted for 10% or more of revenues. Balances due from one customer accounted for approximately 10% of the accounts receivable balance as of September 30, 2006.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 - SEGMENT DATA

The Company’s sole operating activities involve the deployment of smart card solutions for educational and corporate sites. As such, the Company reports as a single segment. Sales by geographical areas for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three months ended September 30		Nine months ended September 30,
	2006	2005	2006	2005

United Kingdom	$650	$795	$1,613	$1,856
United States	46	89	303	327
Europe (excluding United Kingdom)	173	119	426	434
Rest of world	18	26	92	72
	$887	$1,029	$2,434	$2,689

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has operations in the United States and United Kingdom. Identifiable tangible assets by country as of September 30, 2006 and December 31, 2005 are as follows (in thousands):

	2006	2005

United States	$299	$1,647
United Kingdom	1,022	995
	$1,321	$2,642

Note 3 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next three years. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year aggregate approximately $187,000.

Grants and bank financing

Infineer has received grants from several government agencies in the United Kingdom. These grants have been used for marketing, research and development and other governmental business incentives such as general employment. Such grants require Infineer to maintain certain levels of operations and employment in Northern Ireland. As of September 30, 2006, Infineer has a contingent liability to repay, in whole or in part, grants received of approximately $222,000 in the event Infineer becomes insolvent or otherwise violates the terms of such grants. As of September 30, 2006, Infineer is in compliance with the terms of the grants.

Infineer has an overdraft facility with a bank in Northern Ireland, which allows for the maximum borrowing of 320,000 British pounds. This facility is secured by all of Infineer’s assets and bears an interest rate at the bank’s base rate plus 2% (approximately 6.75% at September 30, 2006). As of September 30, 2006, Infineer had borrowings outstanding under this facility totaling approximately 300,000 British pounds (or the equivalent of approximately $564,000).

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

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4- COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the Company includes foreign currency translation adjustments, as well as the net income (loss) reported in the Company's Condensed Consolidated Statements of Operations. Comprehensive loss for the three and nine months ended September 30, 2006 and 2005 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net income (loss)	$7,081	$(312)	$6,198	$(1,484)
Foreign currency translation adjustments	(57)	9	(90)	36
Comprehensive income (loss)	$7,024	$(303)	$6,108	$(1,448)

Note 5- SUBSEQUENT EVENTS

On October 13, 2006, the Company entered into the Assignment Agreement with Sallyport, pursuant to which the Company assigned 60,058 shares of Series A Preferred Stock of Tecsec to Sallyport in exchange for $150,000. In addition, pursuant to the Assignment Agreement, Sallyport agreed to use its best efforts to transfer to the Company or cause to be issued to the Company shares of common stock of Tecsec representing 2 ½% of Tecsec’s common stock, calculated on a fully-diluted basis and giving effect to shares that may be issued as a result of Sallyport’s financing of Tecsec during the current year. On October 13, 2006, Tecsec confirmed its agreement to issue such shares to the Company.

On October 23, 2006, the Company received an interim distribution of $105,000 from the Arizona Department of Environmental Quality (“ADEQ”) for reimbursement of expenses incurred for the remediation of the Masterview Window Property in Phoenix, Arizona. The Company has requested a hearing with the ADEQ to seek its approval to disburse payment for the remainder of the $370,000 in total expense it incurred as part of the remediation. The Company cannot determine at this time whether any future reimbursements will be made by the ADEQ.

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

Infineer has continued to incur operating losses and negative cash flow. During 2003, 2004 and 2005, the Company contributed additional capital to Infineer of $70,000, $225,000 and $150,000, respectively. It is likely that Infineer will require additional capital and the Company does not have the financial resources to provide such support. Given the Company’s lack of available resources, continued operating losses and debt position, the Company has begun to consider various alternatives. In 2006, with the assistance of an investment banker, the Company commenced an assessment of the value of Infineer, developed an information memorandum and obtained offers for Infineer’s potential for sale. This process concluded without a viable offer for the business. The Board of Directors has not decided whether to continue with the disposition effort. It is therefore uncertain whether an acceptable offer will materialize or whether any such sale will ultimately be consummated. Any such determination to dispose of Infineer would depend upon, among other things, the amount of potential proceeds of any such sale and require the approval of the Company’s shareholders.

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

Under the terms of the Settlement Agreement between the PBGC and the Company, the Company was liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing the Note payable to the PBGC with a face amount of $7.5 million. Pursuant to the Security Agreement and Pledge Agreement, both dated September 23, 2004, the Note was secured by (a) all presently owned or thereafter acquired real or personal property and rights to property of the Company and (b) the common and preferred stock of Infineer and TecSec owned by the Company.

On July 27, 2006, the Company entered into the Payment Agreement with the PBGC pursuant to which the PBGC and the Company provided for the settlement and discharge of the Company’s obligations under the Settlement Agreement and the Note. Pursuant to the Payment Agreement, the Company paid the $256,391.31 on July 27, 2006, and agreed that if, between July 27, 2006 and July 27, 2011, the Company receives Net Proceeds in excess of $250,000, the Company will pay to the PBGC 50% of the amount of such excess. As defined in the Payment Agreement, “Net Proceeds” means the amount received by the Company in cash or marketable securities, less the amount of reasonable transaction costs and expenses and debt paid, retained or assumed, from any of (i) the sale by the Company of any or all capital stock of Infineer; (ii) the sale by Infineer of all or substantially all of its assets and a distribution of the proceeds of such sale to the Company; (iii) the sale by the Company of any or all capital stock of Tecsec; and (iv) proceeds received by the Company from settlements, buyouts or assignments of claims with respect to insurance policies covering environmental liabilities for which claims were made prior to July 27, 2006. The Payment Agreement further provides that if, on July 27, 2011, the Company exists as a going concern and holds capital stock of Infineer (and Infineer exists as a going concern) or Tecsec (and Tecsec exists as a going concern), the Company will be deemed to have sold such capital stock for its fair market value, which shall be added to Net Proceeds for purposes of determining the amount of additional payments to the PBGC, if any.

On October 13, 2006, the Company entered into the Assignment Agreement with Sallyport, pursuant to which the Company assigned 60,058 shares of Series A Preferred Stock of Tecsec to Sallyport in exchange for $150,000. In addition, pursuant to the Assignment Agreement, Sallyport agreed to use its best efforts to transfer to the Company or cause to be issued to the Company shares of common stock of Tecsec representing 2 ½% of Tecsec’s common stock, calculated on a fully-diluted basis and giving effect to shares that may be issued as a result of Sallyport’s financing of Tecsec during the current year. On October 13, 2006, Tecsec confirmed its agreement to issue such shares to the Company. Given the Company’s current financial position, it does not believe that any additional payments will be due to the PBGC on July 27, 2011.

On July 27, 2006, the Company entered into the Payment Agreement with the PBGC, which provides that if, between July 27, 2006 and July 27, 2011, the Company receives Net Proceeds in excess of $250,000, the Company will pay to the PBGC 50% of the amount of such excess. See “ -- Liquidity” below. Based on proceeds from the Tecsec Assignment Agreement and estimated future insurance recoveries, the Company expects that the Company will receive Net Proceeds in excess of $250,000. Accordingly, the Company expects to pay to the PBGC 50% of the proceeds received in connection with the Assignment Agreement.

The Company has not recorded any value on its financial statements for the equity received in connection with the Assignment Agreement. In accordance with SFAS No. 15, Troubled Debt Restructurings, the Company has reduced the carrying value of its liability to the PBGC to an amount equal to its estimated future cash payments, which has resulted in a gain of $7.2 million, or $0.29 per common share, from the settlement with the PBGC. The Company has pledged 1.25% of the equity received from Assignment and Assumption Agreement with Sallyport Capital Holdings to the PBGC. The Company has not recorded any value on its financial statements for this equity. In accordance with SFAS No. 15, Troubled Debt Restructurings, the Company has reduced the carrying value of its liability to the PBGC to an amount equal to its estimated future cash payments, which has resulted in a gain of $7.2 million, or $0.29 per common share from the settlement with the PBGC.

The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $247,000 at September 30, 2006. The Company also had a shareholders’ deficiency of $1,020,000 as of September 30, 2006.

Management believes that existing cash and short-term investments will not be sufficient to permit the Company to continue operating past the first quarter of 2007 and the Company will likely cease operations. If a sale of Infineer is consummated, the Company will not thereafter have any ongoing business operations. In either case, the Company does not expect that any funds will be available for distribution to its shareholders.

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

Results of Operations

The following table is derived from the Unaudited Condensed Consolidated Financial Statements and sets forth the Company’s consolidated results of operations for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$887	$1,029	$2,434	$2,689
Cost of revenues	412	429	1,143	1,220
Gross margin	475	600	1,291	1,469
Gross margin percentage	54%	58%	53%	55%
Operating expenses:
General and administrative	387	514	1,296	1,537
Sales and marketing	249	248	769	929
Product development	156	149	441	489
	792	911	2,506	2,955
Loss from operations	(317)	(311)	(1,215)	(1,486)
Other income (expenses):
Interest income	5	7	13	21
Interest expense	(9)	(8)	(25)	(19)
Other income	182	-	205	-
	178	(1)	193	2
Net loss from continuing operations	$(139)	$(312)	$(1,022)	$(1,484)

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues. Revenues are generated from product sales, technology and software license fees, installation and maintenance contracts. Consolidated revenues decreased to $887,000 in 2006 compared to $1.03 million in 2005. Foreign currency changes had the effect of increasing revenues by 2%. Excluding the impact of foreign currency changes, sales in 2006 decreased by 17% driven by a $146,000 decline in direct sales to customers located in the United Kingdom offset by a $3,000 increase in shipments to distribution partners located outside of the United Kingdom (other than the U.S.).

Gross margin. Cost of revenues consists primarily of material, personnel costs and overhead. Gross margin, as a percentage of net revenues, was 54% in 2006 compared to 58% in 2005. The decrease is primarily a result of a shift in the Company’s sales mix which provided a greater proportion of sales to customers located outside the United Kingdom. Sales to these distribution partners are generally at a lower margin than sales to customers located within the United Kingdom.

Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel and travel costs, public relations, trade shows and marketing materials. Sales and marketing expenses were $249,000 in 2006 compared to $248,000 in 2005. Headcount levels within the sales and marketing departments were consistent between 2006 and 2005.

Product development expenses. Product development expenses include costs associated with the development of new products and enhancements to existing products. Product development expenses consist primarily of personnel and travel costs and contract engineering services. Product development expenses amounted to $156,000 in 2006 compared to $149,000 in 2005. Headcount levels related to product development were consistent between 2006 and 2005.

General and administrative expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate activities, including finance and accounting, risk management and legal. General and administrative expenses were $387,000 in 2006 compared to $514,000 in 2005. The decrease in expenses is mainly attributable to a $43,000 reduction in directors fees, reduced outside services expense of $12,000, reduced employee salaries and business related expenses of $111,000 and lower legal and insurance expenses of $12,000 at corporate, offset by $30,000 of additional consultant expenses and stock based compensation expenses of $23,000.

Other Income and Expenses. Other Income and Expenses consist primarily of interest income and expenses, insurance settlement proceeds, and other restructuring benefits and expenses. The increase in other income was primarily the result of receipt of $72,000 in connection with unclaimed property as a result of a demutualization proceeding and $111,000 of net proceeds received from the Department of Energy in connection with a crude oil overcharge refund.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues. Consolidated revenues decreased to $2.4 million in 2006 compared to $2.7 million for 2005. Foreign currency changes had the effect of increasing revenues by 7%. Excluding the impact of foreign currency changes, sales in 2006 decreased by 10% driven by a decline of $303,000 in direct sales to customers located in the United Kingdom as well as a $11,000 decline in shipments to distribution partners located outside of the United Kingdom.

Cost of revenues. Gross margin, as a percentage of net revenues, was 53% in 2006 compared to 55% in 2005. The decrease is primarily a result of a shift in the Company’s sales mix which provided a greater proportion of sales to customers located outside the United Kingdom. Sales to these distribution partners are generally at a lower margin than sales to customers located within the United Kingdom.

Sales and marketing expenses. Sales and marketing expenses were $769,000 in 2006 compared to $929,000 in 2005. The decrease is primarily attributable to a $163,000 reduction in wages, benefits and employee business expense resulting from headcount reductions.

Product development expenses. Product development expenses amounted to $441,000 in 2006 compared to $489,000 in 2005. The decrease in expenses is mainly attributable to a $32,000 decline in wages, benefits and employee business expense associated with headcount reductions, and an $8,000 decrease in depreciation.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2006 decreased to $1.3 million from $1.5 million for 2005. The decrease in expenses is mainly attributable to lower outside services (primarily legal, insurance and shareholder reporting) of $96,000 at corporate, a $51,000 reduction in directors fees, reduced employee salaries and expenses of $111,000 and lower salary, professional fees, depreciation and other expenses of $80,000 at Infineer, offset by stock based compensation expense of $23,000, higher consulting expenses at corporate of $52,000, and higher auditing and tax related services expense of $15,000.

Other Income and Expenses. Other Income and Expenses consist primarily of interest income and expenses, insurance settlement proceeds, and other restructuring benefits and expenses. The increase in other income was primarily a result of receipt of $72,000 in connection with unclaimed property as a result of a demutualization proceeding, $25,000 released from an escrow previously established in connection with a claim against a historical insurer, and $111,000 of net proceeds received from the Department of Energy in connection with a crude oil overcharge refund.

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

The Company has financed its operations over the last several years primarily through funds received from the sale of a non-core businesses in 2000 and insurance and other recoveries in 2003, 2004 and 2005. For the nine months ended September 30, 2006, cash, including short-term investments, decreased by $825,000 to $247,000 as of September 30, 2006.

Operating activities utilized cash of $1,111,000 for the nine months ended September 30, 2006 and principally consisted of the net income of $6.2 million, an increase in operating assets and liabilities of $61,000 offset by a gain on insurance recoveries of $205,000 depreciation and amortization of $28,000 and a $7.2 million one time non-cash gain resulting from the settlement of the PBGC Note .

Investing activities generated cash of $456,000 for the nine months ended September 30, 2006 and principally consisted of insurance collections of $461,000. The Company expects to receive additional net funds of approximately $250,000 in the fourth quarter of 2006 from future insurance settlements.

Financing activities used cash of $171,000 for the nine months ended September 30, 2006 and consisted of an increase in the overdraft facility at Infineer of $85,000, offset by repayment of the PBGC Note of $256,000.

The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow in the future.

Infineer has continued to incur operating losses and negative cash flow. During 2003, 2004 and 2005, the Company contributed additional capital to Infineer of $70,000, $225,000 and $150,000, respectively. It is likely that Infineer will require additional capital and the Company does not have the financial resources to provide such support. Given the Company’s lack of available resources, continued operating losses and debt position, the Company has begun to consider various alternatives. In 2006, with the assistance of an investment banker, the Company commenced an assessment of the value of Infineer, developed an information memorandum and obtained offers for Infineer’s potential for sale. This process concluded without a viable offer for the business. The Board of Directors has not decided whether to continue with the disposition effort. It is therefore uncertain whether an acceptable offer will materialize or whether any such sale will ultimately be consummated. Any such determination to dispose of Infineer would depend upon, among other things, the amount of potential proceeds of any such sale and require the approval of the Company’s shareholders.

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

Under the terms of the Settlement Agreement between the PBGC and the Company, the Company was liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing the Note payable to the PBGC with a face amount of $7.5 million. Pursuant to the Security Agreement and Pledge Agreement, both dated September 23, 2004, the Note was secured by (a) all presently owned or thereafter acquired real or personal property and rights to property of the Company and (b) the common and preferred stock of Infineer and TecSec owned by the Company.

On July 27, 2006, the Company entered into the Payment Agreement with the PBGC pursuant to which the PBGC and the Company provided for the settlement and discharge of the Company’s obligations under the Settlement Agreement and the Note. Pursuant to the Payment Agreement, the Company paid the $256,391.31 on July 27, 2006, and agreed that if, between July 27, 2006 and July 27, 2011, the Company receives Net Proceeds in excess of $250,000, the Company will pay to the PBGC 50% of the amount of such excess. As defined in the Payment Agreement, “Net Proceeds” means the amount received by the Company in cash or marketable securities, less the amount of reasonable transaction costs and expenses and debt paid, retained or assumed, from any of (i) the sale by the Company of any or all capital stock of Infineer; (ii) the sale by Infineer of all or substantially all of its assets and a distribution of the proceeds of such sale to the Company; (iii) the sale by the Company of any or all capital stock of Tecsec; and (iv) proceeds received by the Company from settlements, buyouts or assignments of claims with respect to insurance policies covering environmental liabilities for which claims were made prior to July 27, 2006. The Payment Agreement further provides that if, on July 27, 2011, the Company exists as a going concern and holds capital stock of Infineer (and Infineer exists as a going concern) or Tecsec (and Tecsec exists as a going concern), the Company will be deemed to have sold such capital stock for its fair market value, which shall be added to Net Proceeds for purposes of determining the amount of additional payments to the PBGC, if any.

On October 13, 2006, the Company entered into the Assignment Agreement with Sallyport, pursuant to which the Company assigned 60,058 shares of Series A Preferred Stock of Tecsec to Sallyport in exchange for $150,000. In addition, pursuant to the Assignment Agreement, Sallyport agreed to use its best efforts to transfer to the Company or cause to be issued to the Company shares of common stock of Tecsec representing 2 ½% of Tecsec’s common stock, calculated on a fully-diluted basis and giving effect to shares that may be issued as a result of Sallyport’s financing of Tecsec during the current year. On October 13, 2006, Tecsec confirmed its agreement to issue such shares to the Company. Given the Company’s current financial position, it does not believe that any additional payments will be due to the PBGC on July 27, 2011. See Note 5.

Based on proceeds from the Tecsec Assignment Agreement and estimated future insurance recoveries, the Company expects that it will receive Net Proceeds in excess of $250,000. Accordingly, the Company expects to pay to the PBGC 50% of the proceeds received in connection with the Assignment Agreement.

The Company has not recorded any value on its financial statements for the equity received in connection with the Assignment Agreement. In accordance with SFAS No. 15, Troubled Debt Restructurings, the Company has reduced the carrying value of its liability to the PBGC to an amount equal to its estimated future cash payments, which has resulted in a gain of $7.2 million, or $0.29 per common share, from the settlement with the PBGC.

The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $247,000 at September 30, 2006. The Company also had a shareholders’ deficiency of $1,020,000 as of September 30, 2006.

Management believes that existing cash and short-term investments will not be sufficient to permit the Company to continue operating past the first quarter of 2007 and the Company will likely cease operations. If a sale of Infineer is consummated, the Company will not thereafter have any ongoing business operations. In either case, the Company does not expect that any funds will be available for distribution to its shareholders.

Contractual Obligations

The following is a summary of the Company’s commitments as of September 30, 2006 (in thousands):

	Payments Due by Period
Contractual Obligation Years	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$326	$164	$162	$0	$-

Note payable to PBGC (a)	25	25	-	-	-
Other long-term liabilities	219	6	58	58	97
Total	$570	$195	$220	$58	$97

(a)	The Note payable to the PBGC was settled on July 27, 2006. See Note 1 to the Unaudited Condensed Consolidated Financial Statements.

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

Income Taxes. The Company follows SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Since the Company has no history of continuing profits, it is unlikely that the future benefit of these losses will be recognized. Thus, a full valuation allowance has been recorded.  As of December 31, 2005, approximately $61.7 million of U.S. tax loss carryforwards (subject to review by the Internal Revenue Service), expiring from 2006 through 2025, were available to offset future taxable income.  Therefore, the Company did not record any tax provision on its income generated during the three and nine months ended September 30, 2006.

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

Market Risk

We are exposed to market risk primarily through short-term investments and an overdraft facility. Our investment policy calls for investment in short-term, low risk instruments. As of September 30, 2006, short-term investments (a money market account) were $229,000 and borrowing under the overdraft facility amounted to $564,000. Due to the nature of these investments and the amount of the overdraft facility and the Company's financial condition, any change in rates  (other than a nominal change) would have a material impact on our financial condition or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the SEC is recorded, processed, summarized and reported on a timely basis. With the participation of management, the Company's chief executive officer and principal financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon this evaluation, the chief executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

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

ITEM 1A. RISK FACTORS

We do not expect to continue as a going concern. We have incurred losses, a substantial decline in working capital and negative cash flow from operations for a number of years. We have also experienced a substantial reduction in our cash and short term investments, which declined from $17.0 million at December 31, 2000 to $247,000 at September 30, 2006. We also had a shareholders’ deficiency of $1,020,000 as of September 30, 2006.

Infineer has continued to incur operating losses and negative cash flow. During 2003, 2004 and 2005, we contributed additional capital to Infineer of $70,000, $225,000 and $150,000, respectively. It is likely that Infineer will require additional capital and we do not have the financial resources to provide such support. Given our lack of available resources, continued operating losses and debt position, we have begun to consider various alternatives. In 2006, with the assistance of an investment banker, we commenced an assessment of the value of Infineer, developed an information memorandum and obtained offers for Infineer’s potential for sale. This process concluded without a viable offer for the business. The Board of Directors has not decided whether to continue with the disposition effort. It is therefore uncertain whether an acceptable offer will materialize or whether any such sale will ultimately be consummated. Any such determination to dispose of Infineer would depend upon, among other things, the amount of potential proceeds of any such sale and require the approval of our shareholders.

We believe that existing cash and short-term investments will not be sufficient to permit us to continue operating past the first quarter of 2007 and we will likely cease operations. If a sale of Infineer is consummated, we will not thereafter have any ongoing business operations. In either case, we do not expect that any funds will be available for distribution to its shareholders.

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

10.6
Payment, Retirement and Release Agreement dated as of July 27, 2006 by and between the Pension Benefit Guaranty Corporation and PubliCARD, Inc. Incorporated by reference from PubliCARD, Inc.’s Current Report on Form 10-Q filed on July 28, 2006.

10.7
Assignment of Shares and Assumption of Obligations Agreement dated as of October 13, 2006 between Sallyport Investment Partnership and PubliCARD, Inc. Incorporated by reference from PubliCARD, Inc.’s  Current Report  on Form 8-K filed on October 27, 2006.

10.8	Letter from TECSEC, Incorporated to PubliCARD, Inc., dated as of October 13, 2006. Incorporated by reference to PubliCARD, Inc.’s Current Report on Form 8-K filed on October 27, 2006.

31(i).1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i).2	Certification of the Principal Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLICARD, INC.
(Registrant)

Date: November 16, 2006	/s/ Joseph Sarachek
Joseph Sarachek
Chief Executive Officer

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

10.6
Payment, Retirement and Release Agreement dated as of July 27, 2006 by and between the Pension Benefit Guaranty Corporation and PubliCARD, Inc. Incorporated by reference from PubliCARD, Inc.’s Current Report on Form 10-Q filed on July 28, 2006

10.7
Assignment of Shares and Assumption of Obligations Agreement dated as of October 13, 2006 between Sallyport Investment Partnership and PubliCARD, Inc. Incorporated by reference from PubliCARD, Inc.’s  Current Report  on Form 8-K filed on October 27, 2006.

10.8	Letter from TECSEC, Incorporated to PubliCARD, Inc., dated as of October 13, 2006. Incorporated by reference to PubliCARD, Inc.’s Current Report on Form 8-K filed on October 27, 2006.

31(i).1	Certification of the Chief Executive Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i).2	Certification of the Principal Financial Officer filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer filed herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.