Form 10-K
period 2006-12-31
PUBLICARD INC
filed 2007-04-13
CIK 81050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission file number 001-03315

PUBLICARD, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-0991870
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

75 Rockefeller Plaza, 16th Floor, New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 265 7013

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

As of June 30, 2006, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $748,000.

Number of shares of Common Stock outstanding as of March 14, 2007: 24,940,902

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

Infineer has continued to incur operating losses and negative cash flow. During 2004 and 2005, the Company contributed additional capital to Infineer of $225,000 and $150,000, respectively. It is likely that Infineer will require additional capital and at the present time the Company does not have the financial resources to provide such support. Though Infineer decreased its operating losses in 2006, given the Company’s lack of available resources, continued operating losses and the bank overdraft (discussed in Item 7A: "Qualitative and Quantitative Disclosures About Market Risk" and in Note 7 to the Company's financial statements), the Company has begun to consider various alternatives. In 2006, with the assistance of an investment banker, the Company commenced an assessment of the value of Infineer, developed an information memorandum and obtained offers for Infineer’s potential for sale. This process concluded without a viable offer for the business. The Company’s board of directors (the “Board of Directors”) has not decided whether to continue with the disposition effort. It is therefore uncertain whether an acceptable offer will materialize or whether any such sale will ultimately be consummated. Any such determination to dispose of Infineer would depend upon, among other things, the amount of potential proceeds of any such sale and require the approval of the Company’s shareholders.

The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $406,000 at December 31, 2006. The Company also had a shareholders’ deficiency of $964,000 as of December 31, 2006.

Management believes that existing cash and short-term investments will not be sufficient to permit the Company to continue operating past the second quarter of 2007 and the Company will likely cease operations. However, at the time of filing of this Annual Report on Form 10-K no formal plan of liquidation has been discussed with or approved by the Board of Directors. If a sale of Infineer is consummated, the Company will not thereafter have any ongoing business operations. In either case, the Company does not expect that any funds will be available for distribution to its shareholders.

The consolidated financial statements included in this Annual Report on Form 10-K contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the factors described above, it is unlikely that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors’ reports on the Company’s Consolidated Financial Statements for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 contain emphasis paragraphs concerning substantial doubt about the Company’s ability to continue as a going concern.

On October 13, 2006, the Company entered into an Assignment of Shares and Assumption of Obligations agreement (the “Assignment Agreement”) with Sallyport Investment Partnership (“Sallyport”), pursuant to which the Company assigned 60,058 shares of Series A Preferred Stock of TecSec, Incorporated (“TecSec”) to Sallyport in exchange for $150,000. In addition, pursuant to the Assignment Agreement, Sallyport agreed to use its best efforts to transfer to the Company or cause to be issued to the Company shares of common stock of TecSec representing 2½% of TecSec’s common stock, calculated on a fully-diluted basis and giving effect to shares that may be issued as a result of Sallyport’s financing of TecSec during the current year. On October 13, 2006, TecSec confirmed its agreement to issue such shares to the Company.

Pension Obligations

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

Under the terms of the Settlement Agreement, effective September 23, 2004, between the PBGC and the Company (the “Settlement Agreement”), the Company was liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing a non-interest bearing note (the “Note”), dated September 23, 2004, payable to the PBGC with a face amount of $7.5 million. Pursuant to the Security Agreement and Pledge Agreement, both dated September 23, 2004, the Note was secured by (a) all presently owned or thereafter acquired real or personal property and rights to property of the Company and (b) the common and preferred stock of Infineer and TecSec, owned by the Company.

On July 27, 2006, the Company entered into a Payment, Retirement and Release Agreement (the “Payment Agreement”) with the PBGC pursuant to which the PBGC and the Company provided for the settlement and discharge of the Company’s obligations under the Settlement Agreement and the Note. Pursuant to the Payment Agreement on July 27, 2006, the Company paid the PBGC $256,000, and agreed that if between July 27, 2006 and July 27, 2011 the Company receives Net Proceeds in excess of $250,000, the Company will pay to the PBGC 50% of the amount of such excess. As defined in the Payment Agreement, “Net Proceeds” means the amount received by the Company in cash or marketable securities, less the amount of reasonable transaction costs, expenses and debt paid, retained or assumed, from any of (i) the sale by the Company of any or all capital stock of Infineer; (ii) the sale by Infineer of all or substantially all of its assets and a distribution of the proceeds of such sale to the Company; (iii) the sale by the Company of any or all capital stock of TecSec; and (iv) proceeds received by the Company from settlements, buyouts or assignments of claims with respect to insurance policies covering environmental liabilities for which claims were made prior to July 27, 2006. The Payment Agreement further provides that if, on July 27, 2011, the Company exists as a going concern and holds capital stock of Infineer (and Infineer exists as a going concern) or TecSec (and TecSec exists as a going concern), the Company will be deemed to have sold such capital stock for its fair market value, which shall be added to Net Proceeds for purposes of determining the amount of additional payments to the PBGC, if any.

The future payments to the PBGC, based on the Company’s receipt of net insurance recoveries of $163,000 as well as the consummation of the sale of the Company’s Series A Preferred Stock of TecSec, is anticipated to be $31,000. As a result of this settlement of the liability to the PBGC, the Company has recognized a $7.2 million gain on its Statement of Operations. Given the Company’s current financial position, it does not believe that any additional payments will be due to the PBGC on July 27, 2011.

PubliCARD Products and Solutions

PubliCARD, through its Infineer subsidiary, designs smart card solutions for campus environments. Infineer’s solutions facilitate card-based payment for a wide variety of services typically found on both corporate and educational sites. Infineer’s card-based solutions are currently installed in over 700 sites, primarily in corporate and educational sites in Europe, the United Kingdom and Ireland. Infineer’s products and solutions include the following:

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

ChipNet3 solution is comprised of smart cards, application software and hardware. Each user has a personalized smart card which may feature photo identification, a bar code, magnetic stripe or signature panel, if required. The chip on the card carries the cardholder’s personal permission file and may be loaded and reloaded with a cash value which is used for purchasing needs. Hardware includes point-of-sale terminals, unattended point-of-sale terminals, vending station card readers and add-value or card reload stations.

Infineer recently introduced MIDAS, an enhanced version of its ChipNetID product, which allows corporate sites the ability to extend the use of their existing identification cards to include payment at cafeteria and vending stations. MIDAS can operate with a range of contactless smart cards issued by Mifare and HID. MIDAS was developed to be compatible with new identification technologies such as biometrics. Corporate sites can benefit from deploying cashless payments in a facility without the need to replace existing in-use identification and access control cards.

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

Sales and Marketing

  Infineer sells and distributes its products directly to end-users in the United Kingdom through its direct sales force. Infineer has 10 employees directly engaged in the sale, distribution and support of its products in the United Kingdom. Outside of the United Kingdom, Infineer is represented by over 30 independent distributors and value-added resellers. Key markets include, among others, the United States, the Netherlands, France and Australia. In support of its sales strategies, Infineer also makes use of direct mail campaigns to its customers, advertising in targeted trade media and at trade shows and conferences.

Research and Development

  Infineer maintains a technology development plan as an integral part of its business planning process. This plan identifies new areas requiring development in support of identified business opportunities, as well as a program of maintenance and enhancement for existing solutions. Development expenses were $600,000, $624,000, and $716,000 in 2006, 2005 and 2004, respectively.

Competition

  Competition in the markets in which Infineer operates is intense and is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The principal competitive factors affecting the market for Infineer’s technology products are the product’s technical characteristics and price, customer service and competitor reputation, as well as positioning and resources. Infineer’s primary competition currently comes from companies offering campus environment solutions, including small value electronic cash systems and database management solutions, such as Moneybox (Girovend), Counter Solutions, Easytrace, Uniware, Cunninghams, Plastic Card Services, MARS, Diebold and Schlumberger.

Some of Infineer’s current and potential competitors have longer operating histories and greater financial, technical, sales, customer support, marketing and other resources, as well as greater name recognition and a larger installed base of their products and technologies than Infineer. These companies also have more established customer support and professional services organizations than Infineer does. In addition, a number of companies with significantly greater resources than Infineer could attempt to increase their presence in the marketplace by acquiring or forming strategic alliances with competitors of Infineer, resulting in increased competition.

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

Employees

As of March 14, 2007, the Company had approximately 26 employees. At Infineer, there are 10 employees involved in sales, marketing and customer support, seven employees in product development, six employees in manufacturing and three employees in administration. The Company considers its employee relations to be good.

Segment Information

The Company’s sole operating activities during the last 5 years have involved the deployment of smart card and biometric solutions for educational and corporate sites. As such, the Company reports as a single segment. Revenues by geographical areas for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
United Kingdom	$2,241	$2,422	$2,948
United States	349	398	540
Europe (excluding United Kingdom)	537	677	683
Rest of world	187	120	224
	$3,314	$3,617	$4,395

The Company has operations in the United States and United Kingdom. Identifiable tangible assets by country as of December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005

United States	$524	$1,647
United Kingdom	864	995
	$1,388	$2,642

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

 We have incurred losses, a substantial decline in working capital and negative cash flow from operations for a number of years. We have also experienced a substantial reduction in our cash and short term investments, which declined from $17.0 million at December 31, 2000 to $406,000 at December 31, 2006. We also had a shareholders’ deficiency of $964,000 December 31, 2006.

Infineer has continued to incur operating losses and negative cash flow. During 2004 and 2005, the Company contributed additional capital to Infineer of $225,000 and $150,000, respectively. It is likely that Infineer will require additional capital and at the present time the Company does not have the financial resources to provide such support. Though Infineer decreased its operating losses in 2006, given the Company’s lack of available resources, continued operating losses and the bank overdraft, the Company has begun to consider various alternatives. In 2006, with the assistance of an investment banker, the Company commenced an assessment of the value of Infineer, developed an information memorandum and obtained offers for Infineer’s potential for sale. This process concluded without a viable offer for the business. The Board of Directors has not decided whether to continue with the disposition effort. It is therefore uncertain whether an acceptable offer will materialize or whether any such sale will ultimately be consummated. Any such determination to dispose of Infineer would depend upon, among other things, the amount of potential proceeds of any such sale and require the approval of the Company’s shareholders.

Management believes that existing cash and short-term investments will not be sufficient to permit the Company to continue operating past the second quarter of 2007 and the Company will likely cease operations. However, at the time of the issuance of this Form 10-K no formal plan of liquidation has been discussed with or approved by the Board of Directors. If a sale of Infineer is consummated, the Company will not thereafter have any ongoing business operations. In either case, the Company does not expect that any funds will be available for distribution to its shareholders.

Accordingly, it is unlikely that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors’ reports on the our consolidated financial statements for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 contain emphasis paragraphs concerning substantial doubt about the Company’s ability to continue as a going concern.

Stockholders will experience dilution upon the exercise of options.

On July 21, 2006, in connection with his employment agreement, Joseph Sarachek, the Company's President and Chief Executive Officer, was granted options to purchase 2,837,075 shares of the Company's Common Stock, par value $0.10 per share (“Common Stock”) for an exercise price of $0.0279 per share. All of these options will vest upon the Company's consummation of a sale, restructuring or other similar transaction. Additionally, upon the consummation of any such transaction, Mr. Sarachek will be granted additional options which (when taken together with the 2,837,075 options already granted to Mr. Sarachek) will represent the right to acquire 10% of the total outstanding shares of the Company's Common Stock, calculated on a fully diluted basis.

If Mr. Sarachek exercises these options, the Company's stockholders will experience dilution in the net tangible book value of the Company's Common Stock, and the proceeds that stockholders will receive from any sale, restructuring or other similar transaction consummated by the Company.

The Company has very limited staffing and will continue to be dependent on the efforts of a small management team; the loss of any key executives could adversely effect the Company.

The Company has a small executive management team consisting of Joseph Sarachek, the Company's President and Chief Executive Officer, and Stephen Spitzer, the Company's acting Principal Financial Officer. The Company has an employment arrangement in place with Mr. Sarachek, but neither he nor Mr. Spitzer are legally bound to remain employed for any specific term. Given the financial condition of the Company, the Company does not anticipate hiring additional executive managers, and the Company's Board of Directors does not anticipate electing additional executive officers. In the event that the services of either of the Company's executive managers were no longer available, the Company and its business could be adversely affected. The Company does not maintain key-man life insurance with respect to its executive management team.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

   The Company leases the following facilities, which are believed to be adequate for its present needs.

		Year of Lease	Square
Premises	Purpose	Expiration	Footage

New York, NY	Executive offices for PubliCARD	Month to Month	250
Bangor, Northern Ireland	Office and manufacturing for Infineer	2008	12,000

The Company currently subleases its space in New York City from Triax Capital Advisors, LLC (“Triax”). The CEO is an officer and principal shareholder of Triax Capital Advisors. The Company pays 27% of the rent and occupancy costs paid by Triax under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. The base rent payable by the Company is approximately $3,000 per month.

The Company also leases approximately 12,000 square feet of space in Bangor, Northern Ireland to house the manufacturing and administrative operations of its Infineer Subsidiary. Substantially all of Infineer’s 26 employees are currently housed at this facility.

ITEM 3. LEGAL PROCEEDINGS

Various legal proceedings are pending against the Company. The Company considers all such other proceedings to be ordinary routine litigation incident to the character of its business. Certain claims are covered by liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
PubliCARD’s Common Stock trades on the OTC Bulletin Board. The following table sets forth the high and low closing sale prices of PubliCARD’s Common Stock for the calendar periods indicated (in dollars), as reported by Nasdaq.com. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. There is no established trading market for the Company's Common Stock.

	2006		2005
	High	Low	High	Low
First Quarter	$.07	$.03	$.04	$.03
Second Quarter	.07	.03	.03	.02
Third Quarter	.04	.02	.05	.02
Fourth Quarter	.02	.01	.05	.02

(b)	There were approximately 2,185 registered holders of record of Common Stock of the Company as of March 14 , 2007.

(c)	The Company did not pay dividends on its Common Stock during the prior five fiscal years and does not anticipate paying dividends.

(d)
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data of the Company presented below for the five year period ended December 31, 2006 have been derived from the consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Statement of Operations Data
Revenues	$3,314	$3,617	$4,395	$4,781	$4,605
Cost of revenues	1,489	1,661	2,010	2,316	2,455
Gross margin	1,825	1,956	2,385	2,465	2,150
Operating expenses:
General and administrative	1,685	2,017	2,330	2,708	3,235
Sales and marketing	1,034	1,173	1,671	1,844	1,877
Product development	599	624	716	584	605
Stock compensation expense	58	-	-	-	-
Amortization of goodwill and intangibles	-	-	40	40	576
Impairment of goodwill and intangibles	-	782	-	-	1,365
	3,376	4,596	4,757	5,176	7,658
Loss from operations	(1,551)	(2,640)	(2,372)	(2,711)	(5,508)

Other income (expense):
Interest income	17	27	27	15	71
Interest expense	(34)	(26)	(22)	(12)	(39)
Cost of retirement benefits - non-operating	-	-	(405)	(903)	(795)
Loss on pension settlement	-	-	(2,739)	-	-
Gain/(loss) on investment	150	-	-	(3,000)	(2,068)
Gain on insurance recoveries	337	-	647	4,590	-
Other income/(loss), net	(5)	350	5	428	80
	465	351	(2,487)	1,118	(2,751)
Loss from continuing operations	(1,086)	(2,289)	(4,859)	(1,593)	(8,259)

Extraordinary gain on settlement with the PBGC	7,214	-	-	-	-
Income/(loss) on discontinued operations	139	258	-	-	1,066

Net income/ (loss)	$6,267	$(2,031)	$(4,859)	$(1,593)	$(7,193)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(.05)	$(.09)	$(.20)	$(.07)	$(.34)
Extraordinary Gain on settlement
with the PBGC	$.29	-	-	-	-
Discontinued operations	.01	.01	-	-	.04
	$.25	$(.08)	$(.20)	$(.07)	$(.30)

Weighted average common shares outstanding	24,940,902	24,767,825	24,690,902	24,469,748	24,179,364

	As of December 31
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Working capital (deficiency)	$759	$530	$1,405	$(987)	$(548)
Total assets	1,388	2,642	5,073	7,399	7,939
Other non-current liabilities	247	7,728	7,869	3,552	4,990
Shareholders' equity (deficiency)	(964)	(7,151)	(5,159)	(2,928)	(1,002)

No dividends on common shares have been declared or paid during the last five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PubliCARD’s sole operating activities are conducted through its wholly-owned Infineer Ltd. subsidiary. Infineer designs smart card solutions for educational and corporate sites.

Infineer has continued to incur operating losses and negative cash flow. During 2004 and 2005, the Company contributed additional capital to Infineer of $225,000 and $150,000, respectively. It is likely that Infineer will require additional capital and at the present time the Company does not have the financial resources to provide such support. Though Infineer decreased its operating losses in 2006, given the Company’s lack of available resources, continued operating losses and the bank overdraft, the Company has begun to consider various alternatives. In 2006, with the assistance of an investment banker, the Company commenced an assessment of the value of Infineer, developed an information memorandum and obtained offers for Infineer’s potential for sale. This process concluded without a viable offer for the business. The Board of Directors has not decided whether to continue with the disposition effort. It is therefore uncertain whether an acceptable offer will materialize or whether any such sale will ultimately be consummated. Any such determination to dispose of Infineer would depend upon, among other things, the amount of potential proceeds of any such sale and require the approval of the Company’s shareholders.

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

Under the terms of the Settlement Agreement, effective September 23, 2004, the Company was liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing the Note, dated September 23, 2004, payable to the PBGC with a face amount of $7.5 million. Pursuant to the Security Agreement and Pledge Agreement, both dated September 23, 2004, the Note was secured by (a) all presently owned or thereafter acquired real or personal property and rights to property of the Company and (b) the common and preferred stock of Infineer and TecSec owned by the Company.

On July 27, 2006, the Company entered into the Payment Agreement with the PBGC pursuant to which the PBGC and the Company provided for the settlement and discharge of the Company’s obligations under the Settlement Agreement and the Note. Pursuant to the Payment Agreement, the Company paid the PBGC $256,000 on July 27, 2006, and agreed that if, between July 27, 2006 and July 27, 2011, the Company receives Net Proceeds in excess of $250,000, the Company will pay to the PBGC 50% of the amount of such excess. As defined in the Payment Agreement, “Net Proceeds” means the amount received by the Company in cash or marketable securities, less the amount of reasonable transaction costs and expenses and debt paid, retained or assumed, from any of (i) the sale by the Company of any or all capital stock of Infineer; (ii) the sale by Infineer of all or substantially all of its assets and a distribution of the proceeds of such sale to the Company; (iii) the sale by the Company of any or all capital stock of TecSec; and (iv) proceeds received by the Company from settlements, buyouts or assignments of claims with respect to insurance policies covering environmental liabilities for which claims were made prior to July 27, 2006. The Payment Agreement further provides that if, on July 27, 2011, the Company exists as a going concern and holds capital stock of Infineer (and Infineer exists as a going concern) or TecSec (and TecSec exists as a going concern), the Company will be deemed to have sold such capital stock for its fair market value, which shall be added to Net Proceeds for purposes of determining the amount of additional payments to the PBGC, if any.

On October 13, 2006, the Company entered into the Assignment Agreement with Sallyport, pursuant to which the Company assigned 60,058 shares of Series A Preferred Stock of TecSec to Sallyport in exchange for $150,000. In addition, pursuant to the Assignment Agreement, Sallyport agreed to use its best efforts to transfer to the Company or cause to be issued to the Company shares of Common Stock of TecSec representing 2½% of TecSec’s Common Stock, calculated on a fully-diluted basis and giving effect to shares that may be issued as a result of Sallyport’s financing of TecSec during the current year. On October 13, 2006, TecSec confirmed its agreement to issue such shares to the Company.

The future payments to the PBGC, based on the Company’s receipt of net insurance recoveries of $163,000 as well as the consummation of the sale of the Company’s Series A Preferred Stock of TecSec, is anticipated to be $31,000 and is included in Note Payable. As a result of this settlement of the liability to the PBGC, the Company has recognized a $7.2 million gain on its Statement of Operations. Given the Company’s current financial position, it does not believe that any additional payments will be due to the PBGC on July 27, 2011.

The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $406,000 at December 31, 2006. The Company also had a shareholders’ deficiency of $964,000 as of December 31, 2006.

Management believes that existing cash and short-term investments will not be sufficient to permit the Company to continue operating past the second quarter of 2007 and the Company will likely cease operations. However, at the time of filing this Annual Report on Form 10-K no formal plan of liquidation has been discussed with or approved by the Board of Directors. If a sale of Infineer is consummated, the Company will not thereafter have any ongoing business operations. In either case, the Company does not expect that any funds will be available for distribution to its shareholders.

The consolidated financial statements included in this Annual Report on Form 10-K contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the factors described above, it is unlikely that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors’ reports on the Company’s Consolidated Financial Statements for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 contain emphasis paragraphs concerning substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

The following table is derived from the Consolidated Financial Statements and sets forth the Company’s consolidated results of operations for the years ended December 31, 2006, 2005 and 2004 (in thousands).

	2006	2005	2004
Revenues	$3,314	$3,617	$4,395
Cost of revenues	1,489	1,661	2,010
Gross margin	1,825	1,956	2,385
Gross margin percentage	55%	54%	54%
Operating expenses:
General and administrative	1,743	2,017	2,330
Sales and marketing	1,034	1,173	1,671
Product development	599	624	716
Impairment of goodwill	-	782	-
Amortization of intangibles	-	-	40
	3,376	4,596	4,757
Loss from operations	(1,551)	(2,640)	(2,372)
Other income (expenses):
Interest income	17	27	27
Interest expense	(34)	(26)	(22)
Cost of retirement benefits - non-operating	-	-	(405)
Loss on pension settlement	-	-	(2,739)
Gain on investment	150	-	-
Gain on insurance recoveries	337	-	647
Other income/(loss)	(5)	350	5
	465	351	(2,487)
Loss from continuing operations	(1,086)	(2,289)	(4,859)
Income from discontinued operations	139	258	-
Extraordinary gain on settlement with the PBGC	7,214	-	-
Net income/(loss)	$6,267	$(2,031)	$(4,859)

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues. Revenues are generated from product sales, technology and software license fees, installation and maintenance contracts. Consolidated revenues decreased to $3.3 million in 2006 compared to $3.6 million for 2005 driven by a decline of $180,000 in direct sales to customers located in Europe as well as a $74,000 decline in shipments to distribution partners located outside the United Kingdom, in Europe, and a $49,000 decline in shipments to distribution partners located in the United States.

Gross margin. Cost of revenues consists primarily of material, personnel costs and overhead. Gross margin as a percentage of revenues was 55% in 2006 compared to 54% in 2005.

Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel and travel costs, trade shows and marketing materials. Sales and marketing expenses were $1.0 million in 2006 compared to $1.2 million in 2005. The decrease is primarily attributable to a $153,000 reduction in wages, benefits and employee business expenses resulting from headcount reductions and a revised commission structure.

Product development expenses. Product development expenses consist primarily of personnel, independent consultants and contract engineering services. Product development expenses include expenses associated with the development of new products and enhancements to existing products. Product development expenses amounted to $600,000 in 2006 compared to $624,000 in 2004. The decrease in expenses is mainly attributable to a $14,000 decline in wages, benefits and employee business expenses associated with headcount reductions and a $10,000 reduction in depreciation expense.

General and administrative expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance and accounting, risk management and legal. General and administrative expenses for the year ended December 31, 2006 decreased to $1.7 million from $2.0 million for 2005. The decrease in expenses is mainly attributable to a decline of $121,000 in corporate wages and benefits, $91,000 in reduced director fees and expenses, $116,000 in reduced external services (primarily legal, insurance and shareholder reporting) and $68,000 of decreased professional fees at Infineer, offset by an increase in stock based compensation expense of $58,000, increased consulting expenses at corporate of $77,000, the write off of fixed assets at the Company’s 1 Rockefeller Plaza Offices, and higher auditing and tax related services of $17,000.

Impairment of goodwill and amortization of intangibles. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is no longer amortized. Goodwill and other intangibles are subject to an annual review for impairment or earlier if circumstances or events indicate that impairment has occurred. In performing its annual goodwill impairment test at the end of the fourth quarter of 2005, the Company determined that goodwill had been impaired based on Infineer’s continued operational losses. Infineer has continued to incur operating losses and revenues declined substantially to $3,617,000 in 2005 from $4,395,000 in 2004. In addition, in 2005 PubliCARD contributed an additional $150,000 in capital to Infineer. Without such contributions, Infineer would not have been able to fund its operations. As a result of these factors, the Company recorded an impairment loss of $782,000 in the fourth quarter of 2005. The Company has no goodwill asset value on its balance sheet as of December 31, 2006 and 2005.

Interest income and expense. Interest income was $17,000 for 2006 and $27,000 for 2005. This difference is primarily due to lower cash balances in a money market account, and no interest being generated from an escrow account. Interest expense increase to $34,000 in 2006 from $26,000 in 2005 due to higher average borrowings during 2006.

Gain on insurance recoveries. During 2006, the Company received funds from a number of insurance recoveries. The insurance recoveries in 2006 include a settlement from the Principle Mutual demutualization of $70,000, $111,000 of net proceeds from a refund for overpayment of oil expenses from the Department of Energy and $162,000 of net proceeds relating to a settlement with Equitas regarding the cleanup of hazardous materials in the Company’s Pennsylvania Facility. No insurance recoveries were received in 2005.

Other income. In November 2005, the Company recovered previously unclaimed property in the amount of $350,000. The receipt was recognized as income in 2005. There were no significant receipts in 2006.

Discontinued operations. In October 1996, the Company sold substantially all of the assets of its Masterview Window Company, Inc. (“Masterview”) subsidiary. At closing, a portion of the sales proceeds amounting to $476,000 were deposited into escrow to cover certain environmental remediation activities relating to a leaking underground storage tank at the former Masterview site in Arizona. The disposition of Masterview was accounted for as a discontinued operations in 1996 and a reserve of $476,000 was established against the gain on the disposition recorded at that time. In 2005, the remedial activities at the site were satisfied and funds held in escrow amounting to $289,000 were released to the Company. A gain of $258,000 was recorded in 2005 and reported as “Income from discontinued operations”.

In June 2006, the remaining $31,000 of funds held in escrow for Masterview were released to the Company. In November 2006 the Company received an initial disbursement from the State Assurance Fund of Arizona for $108,000 as reimbursement for its approved remediation expenses relating to a leaking underground storage tank at the former Masterview site in Arizona. The Company recorded the combined gain of $139,000 in 2006 and reported it as “Income from discontinued operations”.

Gain on pension settlement. The Company sponsored a defined benefit pension plan that was frozen in 1993. In January 2003, the Company filed a notice with the PBGC seeking a “distress termination” of the Plan. Pursuant to the Agreement for Appointment of Trustee and Termination of Plan between the PBGC and the Company effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan’s trustee. As a result, the PBGC has assumed responsibility for paying the obligations to Plan participants. Under the terms of the Settlement Agreement, the Company was liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing the Note to the PBGC with a face amount of $7.5 million. A loss on the termination of the Plan of $2.7 million was recorded in the third quarter of 2004.

On July 27, 2006, the Company entered into a Payment, Retirement and Release Agreement (the “Payment Agreement”) with the PBGC pursuant to which the PBGC and the Company provided for the settlement and discharge of the Company’s obligations under the Settlement Agreement and the Note. Pursuant to the Payment Agreement, the Company paid the PBGC $256,000 on July 27, 2006, and agreed that if, between July 27, 2006 and July 27, 2011, the Company receives Net Proceeds in excess of $250,000, the Company will pay to the PBGC 50% of the amount of such excess. As defined in the Payment Agreement, “Net Proceeds” means the amount received by the Company in cash or marketable securities, less the amount of reasonable transaction costs and expenses and debt paid, retained or assumed, from any of (i) the sale by the Company of any or all capital stock of Infineer; (ii) the sale by Infineer of all or substantially all of its assets and a distribution of the proceeds of such sale to the Company; (iii) the sale by the Company of any or all capital stock of TecSec; and (iv) proceeds received by the Company from settlements, buyouts or assignments of claims with respect to insurance policies covering environmental liabilities for which claims were made prior to July 27, 2006. The Payment Agreement further provides that if, on July 27, 2011, the Company exists as a going concern and holds capital stock of Infineer (and Infineer exists as a going concern) or TecSec (and TecSec exists as a going concern), the Company will be deemed to have sold such capital stock for its fair market value, which shall be added to Net Proceeds for purposes of determining the amount of additional payments to the PBGC, if any. As a result of this agreement, the Company recorded a net gain of $7,214,000 in 2006.

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

Impairment of goodwill and amortization of intangibles. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is no longer amortized. Goodwill and other intangibles are subject to an annual review for impairment or earlier if circumstances or events indicate that impairment has occurred. In performing its annual goodwill impairment test at the end of the fourth quarter of 2005, the Company determined that goodwill had been impaired. Infineer has continued to incur operating losses and revenues declined substantially in 2005. In addition, in 2005 PubliCARD contributed an additional $150,000 in capital to Infineer. Without such contributions, Infineer would not have been able to fund its operations. Also, the Company recently concluded the process of soliciting third party offers for the sale of the Infineer business. The value placed on the bussiness by third parties participating in the process indicated to the Company that goodwill had been impaired. As a result of these factors, the Company recorded an impairment loss of $782,000 in the fourth quarter of 2005. Amortization of intangibles of $40,000 in 2004 related to the continuing amortization of definite life intangibles, which have been fully amortized as of December 31, 2004.

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

Loss on pension settlement. The Company sponsored a defined benefit pension plan that was frozen in 1993. In January 2003, the Company filed a notice with the PBGC seeking a “distress termination” of the Plan. Pursuant to the Agreement for Appointment of Trustee and Termination of Plan between the PBGC and the Company effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan’s trustee. As a result, the PBGC has assumed responsibility for paying the obligations to Plan participants. Under the terms of the Settlement Agreement, the Company was liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing the Note to the PBGC with a face amount of $7.5 million. This note was satisfied under the terms of the Payment Agreement (see “Liquidity”). A loss on the termination of the Plan of $2.7 million was recorded in the third quarter of 2004.

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

Discontinued operations. In October 1996, the Company sold substantially all of the assets of its Masterview Window Company, Inc. (“Masterview”) subsidiary. At closing, a portion of the sales proceeds amounting to $476,000 were deposited into escrow to cover certain environmental remediation activities relating to a leaking underground storage tank at the former Masterview site in Arizona. The disposition of Masterview was accounted for as a discontinued operation in 1996 and a reserve of $476,000 was established against the gain on the disposition recorded at that time. In 2005, the remedial activities at the site were satisfied and funds held in escrow amounting to $289,000 were released to the Company. A gain of $258,000 was recorded in 2005 and reported as “Income from discontinued operations”.

Liquidity

The consolidated financial statements included in this Annual Report Form 10-K contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the factors described above, it is unlikely that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent auditors’ reports on the Company’s Consolidated Financial Statements for the years ended December 31, 2006, 2005, 2004 2003, and 2002 contain emphasis paragraphs concerning substantial doubt about the Company’s ability to continue as a going concern.

The Company has financed its operations over the last several years primarily through funds received from the sale of a non-core businesses in 2000 and insurance and other recoveries in 2003, 2004 and 2005. For the year ended December 31, 2006, cash, including short-term investments, decreased by $666,000 to $406,000.

Operating activities utilized cash of $1.0 million in 2006 and principally consisted of the net income of $6.3 million plus gains in working capital of $223,000 due to moneys release from escrow and favorable receivable collections, offset by $7.2 million in non-cash gain from the PBGC settlement, $150,000 gain on minority investments, depreciation of $34,000, non-cash compensation expense of $58,000 and $139,000 gain from discontinued operations.

Investing activities generated cash of $583,000 for the year ended December 31, 2006 and consisted principally of receipts from insurance settlements of $445,000 and a gain on the sale of a minority investment of $143,000. This was offset by capital expenditures of $5,000.

Financing activities utilized cash of $277,000 for the year ended December 31, 2006, primarily due to the payment of $256,000 to the PBGC as part of the settlement agreement, and an unfavorable change in the overdraft payable of $26,000.

The Company has experienced negative cash flow from operating activities in the past and expects to experience negative cash flow in 2007 and beyond.

Infineer has continued to incur operating losses and negative cash flow. During 2004 and 2005, the Company contributed additional capital to Infineer of $225,000 and $150,000, respectively. It is likely that Infineer will require additional capital and at the present time the Company does not have the financial resources to provide such support. Though Infineer decreased its operating losses in 2006, given the Company’s lack of available resources, continued operating losses and the bank overdraft, the Company has begun to consider various alternatives. In 2006, with the assistance of an investment banker, the Company commenced an assessment of the value of Infineer, developed an information memorandum and obtained offers for Infineer’s potential for sale. This process concluded without a viable offer for the business. The Board of Directors has not decided whether to continue with the disposition effort. It is therefore uncertain whether an acceptable offer will materialize or whether any such sale will ultimately be consummated. Any such determination to dispose of Infineer would depend upon, among other things, the amount of potential proceeds of any such sale and require the approval of the Company’s shareholders.

The Company sponsored the Plan that was frozen in 1993. In January 2003, the Company filed a notice with the PBGC seeking a “distress termination” of that Plan. Pursuant to the Agreement for Appointment of Trustee and Termination of Plan between the PBGC and the Company, effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan’s trustee. As a result, the PBGC has assumed responsibility for paying the obligations to Plan participants. As a result of the Plan termination, the Company’s 2003 and 2004 funding requirements due to the Plan amounting to $3.4 million through September 15, 2004 were eliminated.

Under the terms of the Settlement Agreement, effective September 23, 2004,, the Company was liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing a non-interest bearing Note, dated September 23, 2004, payable to the PBGC with a face amount of $7.5 million. Pursuant to the Security Agreement and Pledge Agreement, both dated September 23, 2004, the Note was secured by (a) all presently owned or thereafter acquired real or personal property and rights to property of the Company and (b) the common and preferred stock of Infineer and TecSec, owned by the Company.

On July 27, 2006, the Company entered into the Payment Agreement with the PBGC pursuant to which the PBGC and the Company provided for the settlement and discharge of the Company’s obligations under the Settlement Agreement and the Note. Pursuant to the Payment Agreement, the Company paid the PBGC $256,000 on July 27, 2006, and agreed that if, between July 27, 2006 and July 27, 2011, the Company receives Net Proceeds in excess of $250,000, the Company will pay to the PBGC 50% of the amount of such excess. As defined in the Payment Agreement, “Net Proceeds” means the amount received by the Company in cash or marketable securities, less the amount of reasonable transaction costs and expenses and debt paid, retained or assumed, from any of (i) the sale by the Company of any or all capital stock of Infineer; (ii) the sale by Infineer of all or substantially all of its assets and a distribution of the proceeds of such sale to the Company; (iii) the sale by the Company of any or all capital stock of TecSec; and (iv) proceeds received by the Company from settlements, buyouts or assignments of claims with respect to insurance policies covering environmental liabilities for which claims were made prior to July 27, 2006. The Payment Agreement further provides that if, on July 27, 2011, the Company exists as a going concern and holds capital stock of Infineer (and Infineer exists as a going concern) or TecSec (and TecSec exists as a going concern), the Company will be deemed to have sold such capital stock for its fair market value, which shall be added to Net Proceeds for purposes of determining the amount of additional payments to the PBGC, if any.

On October 13, 2006, the Company entered into the Assignment Agreement with Sallyport pursuant to which the Company assigned 60,058 shares of Series A Preferred Stock of TecSec to Sallyport in exchange for $150,000, which the Company recorded as a gain on the sale of a minority investment in the accompanying income statements. In addition, pursuant to the Assignment Agreement, Sallyport agreed to use its best efforts to transfer to the Company or cause to be issued to the Company shares of Common Stock of TecSec representing 2½% of TecSec’s Common Stock, calculated on a fully-diluted basis and giving effect to shares that may be issued as a result of Sallyport’s financing of TecSec during the current year. On October 13, 2006, TecSec confirmed its agreement to issue such shares to the Company.

The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $406,000 at December 31, 2006. The Company also had a shareholders’ deficiency of $964,000 as of December 31, 2006.

Management believes that existing cash and short-term investments will not be sufficient to permit the Company to continue operating past the second quarter of 2007 and the Company will likely cease operations. However, at the time of the issuance of this Form 10-K no formal plan of liquidation has been discussed with or approved by the Board of Directors. If a sale of Infineer is consummated, the Company will not thereafter have any ongoing business operations. In either case, the Company does not expect that any funds will be available for distribution to its shareholders.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements in any of the prior 5 fiscal years.

Contractual Obligations

The following is a summary of the Company’s commitments as of December 31, 2006 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$178	$103	$75	$-	$-
Other long-term liabilities:
Note payable to PBGC	31	31	-	-	-
Other long-term obligations	216	6	58	58	94
Total	$425	$140	$133	$58	$94

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in the Notes to the Consolidated Financial Statements included this Annual Report on Form 10-K for the year ended December 31, 2006. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company considers certain accounting policies related to revenue recognition, estimates of reserves for receivables and inventories and valuation of goodwill to be critical policies due to the estimation processes involved.

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

Share-Based Compensation. Prior to January 1, 2006, the Company accounted for employee stock-based compensation cost using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). The Company has applied the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment. This statement requires compensation costs related to share-based payment transactions to be recognized in financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. The Company adopted SFAS No. 123R in the first quarter of 2006. SFAS No. 123R applies to all awards granted after the effective date and to previously-granted awards unvested as of the adoption date. The adoption of the statement did not have an impact on Company’s consolidated financial position, results of operations and cash flows.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This statement amends APB No. 29, Accounting for Nonmonetary Transactions, to eliminate the nonmonetary exchanges of similar productive assets under APB No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of the statement did not have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of the statement did not have an effect on the Company’s consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after November 15, 2006, and Publicard will adopt it in the first quarter of 2007. Publicard does not expect the adoption of FIN No. 48 to have an impact on its financial statements and related disclosures.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning after January 1, 2008. The Company has not completed its assessment of the impact of SFAS 157 on its financial statements following adoption.

In September 2006, the Securities and Exchange Commission (“the SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the SEC’s views regarding quantifying the materiality of financial statement misstatements, including misstatements that were not material to prior years’ financial statements. SAB 108 is effective for the Company’s fiscal years ended after November 15, 2006.  The application of SAB 108 requires the Company to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The initial application of SAB 108 had no impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Accounting principles generally accepted in the United States has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily The Company is currently evaluating the impact of the adoption of SFAS 159 on its financial statements.

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

Market Risk

We are exposed to market risk primarily through short-term investments and an overdraft facility. Our investment policy calls for investment in short-term, low risk instruments. As of December 31, 2006, short-term investments were $383,000 and borrowing under the overdraft facility amounted to $478,000. Due to the nature of these investments and the amount of the overdraft facility, any change in rates would not have a material impact on our financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and related schedule and the report of the Company’s independent registered public accounting firm thereon, appear beginning on page F-2. See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the SEC is recorded, processed, summarized and reported on a timely basis. With the participation of management, the Company's chief executive officer and acting principal financial officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon this evaluation, the chief executive officer and acting prinicipal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

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

ITEM 9B. OTHER INFORMATION

In the fourth quarter of 2006, the Company reported all required disclosures in reports on Form 8-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND GOVERNANCE

The Company currently has six directors, all of whom, with the exception of Joseph E. Sarachek were elected at the Annual Meeting of Shareholders held on December 8, 2003. Mr. Sarachek was appointed as a Director on July 21, 2006 and as CEO on July 31, 2006 by the Board of Directors. All directors serve until the next election of directors or until their successors have been elected and have qualified. There are no family relationships among any of the directors and executive officers of the Company.

Set forth below as to each director of the Company is information regarding age (as of March 14, 2007), position with the Company, principal occupation, business experience, period of service as a director of the Company and directorships currently held.

HARRY I. FREUND: Age 67; Director of PubliCARD since April 12, 1985, Chairman of the Board of Directors since December 1985 and Chairman of PubliCARD from October 1998 to January 1, 2005. Mr. Freund has been Chairman of Balfour Investors Incorporated (“Balfour”), a merchant-banking firm that had previously been engaged in a general brokerage business, since 1975. Mr. Freund is also Vice Chairman of Glasstech, Inc.

JAY S. GOLDSMITH: Age 63; Director of PubliCARD since April 12, 1985, Vice Chairman of the Board of Directors since December 1985 and Vice Chairman of PubliCARD from October 1998 to January 1, 2005. Mr. Goldsmith has been President of Balfour since 1975. Mr. Goldsmith is also Chairman of Glasstech, Inc.

JOSEPH E.SARACHEK: Age 45; Director of PubliCARD since July 21, 2006 and Chief Executive Officer since July 31, 2006. Mr. Sarachek is also a Managing Partner of Triax Capital Advisors, LLC., a restructuring advisory firm. In that capacity, he provides restructuring advisory services to companies in various industries and may hold interim management roles. Prior to Triax, Mr. Sarachek was a Partner at Balfour Capital Advisors.

STEPHEN A. SPITZER: Age 34; Acting Principal Financial Officer since July 31, 2006. Mr. Spitzer is also a Principal of Triax Capital Advisors, LLC., a restructuring advisory firm. In that capacity, he provides restructuring advisory services to companies in various industries and may hold interim management roles. Prior to joiningTriax, Mr. Spitzer was Director of Finance for Vanguarde Media, Inc.

CLIFFORD B. COHN: Age 55; Director of PubliCARD since July 31, 1980, and was Vice President of Government Affairs of PubliCARD from April 1, 1982 to November 20, 1984. Mr. Cohn has been the principal of Cohn & Associates, a law firm in Philadelphia, Pennsylvania since 2003. Mr. Cohn was an attorney for Grayson & Goldin P.C., a law firm in Philadelphia, Pennsylvania, during 2002.

L. G. SCHAFRAN: Age 68; Director of PubliCARD since December 3, 1986. Mr. Schafran is the Managing General Partner of L.G. Schafran & Associates, an investment and development firm established in 1984. Mr. Schafran is a Director of Tarragon Realty Investors, Inc., Co-Liquidating Trustee of the Banyan Strategic Realty Trust and Director of Worldspace, Inc. and was Chairman of the Board and Co-Chief Executive Officer of Delta-Omega Technologies, Inc.

EMIL VOGEL: Age 63; Director of PubliCARD since October 5, 2001. Mr. Vogel has been the Senior Partner and founder of Tarnow Associates (“Tarnow”) since 1982. Prior to founding Tarnow, Mr. Vogel spent nine years with an executive search firm in the New York City metropolitan area conducting senior level search assignments. Mr. Vogel is also a director of Q.E.P. Co., Inc.

Joseph Sarachek is the sole executive officer of the Company appointed by the Board of Directors. Stephen Spitzer servers in the capacity of Principal Financial Officer of the Company, but has not been elected by the Board of Directors to that position. Effective January 1, 2005, Harry I. Freund and Jay S. Goldsmith resigned their officer positions with Publicard, but retained the title of Chairman and Vice Chairman respectively. Mr. Freund and Mr. Goldsmith remain Chairman and Vice Chairman of the Board of Directors, respectively.

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

Audit Committee

The present members of the Audit Committee are Mr. Schafran (Chairman) and Mr. Vogel. The Company’s Board of Directors has adopted a written charter for the Audit Committee, which can be found on the Corporate Governance section of the Company’s website at www.publicard.com. The Board of Directors of the Company has determined that Mr. Schafran qualifies as an “audit committee financial expert” as defined by the SEC, and is “independent,” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely upon the Company’s review of the copies of such forms received by it during the fiscal year ended December 31, 2006 and representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or, to the Company’s knowledge, beneficial owner of more than 10% of the Company’s Common Stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth information concerning the cash compensation, stock options and retirement benefits provided to the Company's executive officers. The notes to these tables provide more specific information concerning compensation.

Summary Compensation Table

		Annual Compensation			All Other
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($)(2)	Compensation ($)
Joseph E. Sarchek(3)	2006	75,000	-	60,958	-
President, Chief Executive	2005	-	-	-	-
Officer and Secretary	2004	-	-	-	-
Antonio L. DeLise (4)	2006	184,000	50,000
Former President, Chief	2005	275,000	115,168	-	8,559 (5)
Executive Officer, Chief	2004	275,000	84,832	-	9,059 (5)
Financial Officer and Secretary
Stephen A. Spitzer	2006	19,500		-	-
Principal Financial Officer	2005	-	-	-	-
	2004	--	-	-	-

(1)	Reflects bonus earned during the fiscal year. In some instances, all or a portion of the bonus was paid during the following fiscal year.

(2)
Options to acquire 2,837,075 shares of Common Stock. Value of options was calculated pursuant to FAS123R using a Black Scholes methodology. See Note 6 of the accompanying financial statements for details.

(3)
Mr. Sarachek was appointed a director of the Company on July 21, 2006 and CEO of the Company on July 31, 2006. In conjunction with his employment areement, he was granted 2,837,075 options at a price of $0.0279 per share.

(4)
Mr. DeLise served as Chief Financial Officer commencing April 1995 and was appointed to the additional posts of President in February 2002 and Chief Executive Officer in August 2002. Mr. DeLise resigned both positions effective July 31, 2006.

(5)
Consists of $6,500 and $7,000 in contributions to PubliCARD’s 401(k) plan for 2004 and 2005, respectively, and $2,706 and $2,559 for term life and disability insurance payments paid on behalf of Mr. DeLise for 2004, 2005 and 2006, respectively.

Compensation Discussion and Analysis

On July 21, 2006, the Company entered into an Engagement Agreement (as amended, the “Engagement Agreement”) with Joseph Sarachek. Pursuant to the Engagement Agreement, Mr. Sarachek was appointed to the Company’s Board of Directors on July 21, 2006. Also pursuant to the Agreement, Mr. Sarachek was appointed as the Company’s Chief Executive Officer, effective July 31, 2006. In return for his services, Mr. Sarachek was given an annual salary $180,000 per year for a one year period and was granted options to purchase Company stock as described below.

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

On July 31, 2006 Stephen Spitzer assumed the role of Principal Financial Officer. Mr. Spitzer is an at-will employee of the Company and does not have an employment agreement. Mr. Spitzer also does not hold any stock options in the Company. Mr. Spitzer receives an annual salary of $52,000 as compensation for his services.

Option Grants in Last Fiscal Year

The following table sets forth certain information as of December 31, 2006 concerning plan based awards for the following individuals:

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold(#)	Target (#)(1)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under- lying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3)
Joseph E. Sarachek	7/21/06	-	1,793,650	-		1,043,425	$0.0279	$60,958

(1)
Mr. Sarachek received 1,793,650 of options granted under the Company’s 1999 Long Term Incentive Plan. The price of these options at the time of the grant was $0.0279. Mr. Sarachek’s options will only vest in the event of a transaction, as described in his Engagement Agreement

(2)
Mr. Sarachek received 1,043,425 of options granted under a Non-Plan Stock Option Agreement between Mr. Sarachek and the Company. The price of these options at the time of the grant was $0.0279. These options shall only vest in the event of a transaction as described in the Engagement Agreement.

(3)
The fair value of the options granted to Mr. Sarachek on July 21, 2006 is $60,958. The values was derived in accordance with SFAS 123R using a Black Scholes methodology. See Note 6 of the accompanying Financial Statements for further details.

As of December 31, 2006, there were no options granted to Mr. DeLise, the former President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company or Stephen Spitzer, the current Principal Financial Officer of the Company Common Stock

The following table sets forth the exercisable and unexercisable options for executives or 2006:

	Options Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(1)	Option Exercise Price ($)	Option Expiration Date
Joseph E. Sarachek		2,837,075	2,837,075	$0.0279	7/21/16

(1)	Mr. Sarachek’s options vest and become immediately exercisable in the event of a sale of the Company, other restructuring or similar transaction as defined in the Engagement Agreement.

Aggregate Stock Option Exercises in Fiscal Year 2006 and Fiscal Year-End Option Values

  The following table sets forth certain information as of December 31, 2006 concerning exercisable and unexercisable stock options held by the following persons:
	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End (1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Joseph E. Sarachek	-	-	-	2,837,075	-	-

Harry I. Freund	-	-	335,000	-		-

Jay S. Goldsmith	-	-	335,000	-		-

(1)  These values are based on the December 31, 2006 closing price for PubliCARD’s Common Stock on the Over-the-counter Bulletin Board of $.015 per share.

Stock Option Plans

Under the 1993 Long-Term Incentive Plan and the 1993 Non-employee Director Stock Option Plan adopted by shareholders of the Company in 1994 and the 1999 Long-Term Incentive Plan and 1999 Stock Option Plan for Non-employee Directors adopted by shareholders of the Company in 1999, the Company may grant stock options, restricted stock options, stock appreciation rights, performance awards and other stock-based awards equivalent to up to 7,300,000 shares of Common Stock. As of December 31, 2006, a total of 1,215,500 shares of Common Stock in the aggregate were available for grant under the stock option plans.

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

Pursuant to the Engagement Agreement, Joseph Sarachek was granted options (the “Initial Options”) to purchase 2,837,075 shares of the Company’s Common Stock at an exercise price of $0.0279 per share, the fair value of the Company’s stock on the date of the grant.  1,043,425 of the Initial Options were granted pursuant to a Non-Plan Stock Option Agreement between Mr. Sarachek and the Company, dated as of July 21, 2006. The Initial Options will vest upon the consummation of a sale of the Company or other restructuring or similar transaction involving the Company, as defined in the Engagement Agreement.

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

In the event one of the above-named individuals (a) is terminated as an employee of the Company for any reason other than conviction of a felony or any act of fraud or embezzlement, (b) is disabled for six consecutive months or dies, (c) is not elected and maintained in the office which he now occupies, (d) is not included by the Board of Directors in the slate of directors recommended to shareholders, (e) receives a reduction in his salary or fringe benefits, (f) experiences a change in his place of employment or is required to travel excessively or (g) experiences other substantial, material and adverse changes in conditions under which the individual’s services are to be rendered, within three years following a change of control, the individual will be entitled to receive in a lump sum within 10 days of the date of discontinuance, a payment equal to 2.99 times the individual’s average annual compensation for the shorter of (x) the five years preceding the change of control, or (y) the period the individual received compensation from PubliCARD for personal services. Assuming a change of control of the Company and the discontinuance of an individual’s services were to occur at the present time, payments in the amounts, assuming there are no “excess parachute payments” as defined in the Internal Revenue Code of 1986 (the “Code”), would be made pursuant to the change of control agreements of approximately $267,000 to each of Mr. Freund and Mr. Goldsmith. In the event any such payment, either alone or together with others made in connection with the individual’s discontinuance, is considered to be an excess parachute payment, the individual is entitled to receive an additional payment in an amount which, when added to the initial payment, results in a net benefit to the individual, after giving effect to excise taxes imposed by Section 4999 of the Code and income taxes on such additional payment, equal to the initial payment before such additional payment. Since the change of control agreements would require large cash payments to be made by any person or group effecting a change of control of PubliCARD, absent the assent of a majority of the Continuing Directors, these agreements may discourage hostile takeover attempts of PubliCARD.

The change of control agreements would have expired on December 1, 2006 but have been and will continue to be automatically extended for a period of one year on each December 1, unless terminated by either party prior to any December 1. In the event a change of control occurs while the change of control agreements are in effect, the term of such agreements will automatically be extended to three years from the date of the change of control and the foregoing renewal option will become inapplicable.

INFORMATION CONCERNING THE BOARD OF DIRECTORS

Through September 30, 2000, directors who were not officers of the Company were paid $2,500 per month for services as directors and, in addition, $750 per day for each meeting of the Board of Directors or of shareholders that they attended without regard to the number of meetings attended each day. Effective October 1, 2000, the monthly retainer and per diem fees were suspended. Effective May 1, 2005, the Company reinstituted compensation for non-employee directors, excluding the Chairman and Vice Chairman of the Board of Directors, at the rate of $2,000 per month, which amount will be reduced by 33% to $1,333 per month effective April 1, 2006. Pursuant to the 1999 Stock Option Plan for Non-employee Directors adopted by shareholders of the Company in 1999, non-employee directors receive 30,000 options to purchase Common Stock of the Company in August of each year.

On January 1, 2005, Mr. Freund, Chairman of the Company, and Mr. Goldsmith, Vice Chairman of the Company, resigned their officer positions with the Company. Mr. Freund and Mr. Goldsmith remain as Chairman and Vice Chairman of the Board of Directors of the Company, respectively. From October 1998 through December 2004, Mr. Freund and Mr. Goldsmith received compensation in respect of their officer positions as Chairman and Vice Chairman of the Company, respectively. For the year ended December 31, 2004, annual compensation in such capacity was $150,000 each. Effective January 1, 2005, Mr. Freund and Mr. Goldsmith each began to receive annual compensation at the rate of $100,000 per year as Chairman and Vice Chairman of the Board of Directors, respectively, and for providing certain services as described below. The Board of Directors approved a 33% reduction in compensation to all non-employee directors effective April 1, 2006, such that the annual retainer for Mr. Freund and Mr. Goldsmith was reduced to $66,667. As of July 31, 2006, Mr. Freund and Mr. Goldsmith agreed to terminate the annual retainer payments. Each was paid $47,000 during 2006.

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

During 2006, certain Directors received compensation in the form of cash. All Directors received equity in return for the services provided in 2006. The following table sets forth the director compensation for 2006.

Name	Fees Earned of Paid in Cash ($) (1)(2)	Stock Awards ($)	Option Awards ($) (3)	Total ($)
Jay Goldsmith	47,000	-	688	47,688
Harry Fruend	47,000	-	688	47,688
Clifford Cohn	10,000	-	688	10,688
Emil Vogel	10,000	-	688	10,688
Larry Schafran	10,000	-	688	10,688

(1)
Beginning January 1, 2005, Mr. Freund and Mr. Goldsmith each received compensation of $100,000 per year in their capacity as Chairman and Vice Chairman of the Board of Directors. The annual retainer was reduced to $66,667 effective April 1, 2006. The retainer was terminated effective July 31, 2006. Each received $47,000 of non-executive compensation during 2006.

(2)
Messrs Cohn, Vogel and Schafran each received $2,000 per month as non-employee directors between January 1, 2006 and March 31, 2006. On April 1, 2006 this amount was reduced to $1,333 per month. This compensation arrangement was terminated July 1, 2006.

(3)
Each of the Directors listed above was issued the option on August 4, 2006 to purchase 30,000 shares of the Company’s Common Stock at a price of $0.03. These shares immediately rested upon issuance and expire August 4, 2010. The Company used a Black Scholes methodology to calculate the fair value of the options, pursuant to FAS 123R. See Note 6 of the accompanying Financial Statements for further details.

Mr. Freund and Mr. Goldsmith are each party to an agreement with the Company providing for payments to them under certain circumstances following a change in control of the Company. See "Employment and Change in Control Agreements."

The Company currently subleases its space in New York City from Triax Capital Advisors. The Mr. Sarachek is an officer and principal shareholder of Triax Capital Advisors. The Company pays 27% of the rent and occupancy costs paid by Triax Capital Advisors under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. The base rent payable by the Company is approximately $3,000 per month.

Directors of the Company are elected at each annual meeting of shareholders to hold office until the next annual meeting of shareholders and until their respective successors are duly elected and qualified. Executive officers are elected to hold office until the first meeting of directors following the next annual meeting of shareholders or until their successors are sooner elected by the Board of Directors and qualified.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

 The Compensation Committee of the Board of Directors, which consists entirely of outside directors, reviews the compensation of key employees of the Company. The present members of the Compensation Committee are Clifford B. Cohn (Chairman) and L.G. Schafran. See ”Information Concerning the Board of Directors” above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is furnished as of March 14, 2007 with respect to each class of equity securities of the Company beneficially owned by each person who owns of record or is known by the Company to own beneficially more than 5% of the Common Stock of the Company and by all directors, nominees and officers and by all directors, nominees and officers as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective shareholders of the Company and the directors, nominees and officers.  Unless otherwise specified, the address of each director and executive officer in the following table is the Company's address at 75 Rockefeller Plaza, 16th Floor, New York, New York 10019.

Name	Position	Beneficial Ownership of Shares of Common Stock as of March , 2006 (1)	Percent of Class (1)
Taube Hodson Stonex Partners Limited 27 St. James Place London SW1A INR United Kingdom	N/A	2,735,500 (2)	11.0%
Harry I. Freund	Director, Chairman of the Board of Directors	859,957 (3)	4.1%
Jay S. Goldsmith	Director, Vice Chairman of the Board of Directors	1,071,553 (4)	5.0%
Clifford B. Cohn	Director	150,314 (5)	Less than 1%
L.G. Schafran	Director	264,050 (6)	1.1%
Emil Vogel	Director	208,800 (7)	Less than 1%
All directors, nominees and officers as a group (6 persons)		2,554,674 (8)	10.3%

(1)	Calculated in accordance with Rule 13d-3 adopted by the SEC under the Exchange Act.

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

(3)
Includes 335,000 shares of Common Stock which may be acquired by Mr. Freund within 60 days. Also includes 5,454 shares of Common Stock held by Mr. Freund’s spouse over which Mr. Freund has shared voting and investment power but as to which he disclaims any beneficial interest. Also includes 13,000 shares that may be deemed to be owned beneficially by Mr. Freund which are held by the Balfour Defined Benefit Pension Plan (the “Plan”), for which Mr. Freund is a Trustee and Plan Administrator and in which he participates. Mr. Freund disclaims ownership of 5,850 shares of such 13,000 shares.

(4)
Includes 335,000 shares of Common Stock which may be acquired by Mr. Goldsmith within 60 days. Also includes 13,000 shares that may be deemed to be owned beneficially by Mr. Goldsmith which are held by the Plan, of which Mr. Goldsmith is a Trustee and Plan Administrator and in which he participates. Mr. Goldsmith disclaims ownership of 7,280 shares of Common Stock held by the Plan.

(5)	Includes 150,000 shares which may be acquired by Mr. Cohn within 60 days through the exercise of stock options.

(6)
Includes 150,000 shares which may be acquired by Mr. Schafran within 60 days through the exercise of stock options. Also includes 114,050 shares of Common Stock held by Mr. Schafran’s spouse as to which Mr. Schafran disclaims any beneficial interest.

(7)	Includes 150,000 shares which may be acquired by Mr. Vogel within 60 days through the exercise of stock options.

(8)	Includes 1,120,000 shares of Common Stock which may be acquired by such persons within 60 days.

The following table sets forth certain equity compensation plan information for the Company as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,094,500	$0.12	1,216,500
Equity compensation plans not approved by security holders	1,043,425	$0.03	-
Total	4,137,925	$0.10	1,216,5000

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to the Company by Deloitte & Touche LLP, the Company’s independent registered public accounting firm:

	2006	2005

Audit fees	$200,000	$185,107
Audit-related fees	-
Tax fees	-	-
All other fees	-	-

The Audit Committee requires that all services performed by Deloitte & Touche LLP are pre-approved prior to the services being performed. All services were pre-approved by the Audit Committee in 2006 and 2005. The Audit Committee has considered whether the provision of non-audit services by the Company’s independent registered public accounting firm are compatible with maintaining auditor independence. Deloitte & Touche LLP did not perform any non-audit services for the Company during 2006 and 2005.

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

10.11	Engagement Agreement, dated as of July 21, 2006, between PubliCARD, Inc. and Joseph Sarachek. Incorporated by reference from PubliCARD, Inc.’s Current Report on Form 8-K filed on July 27, 2006.

10.12
Addendum to Engagement Agreement, dated as of July 26, 2006, between PubliCARD, Inc. and Joseph E. Sarachek. Incorporated by reference from PubliCARD, Inc.’s Current Report on Form 8-K filed on July 27, 2006.

10.13
Indemnification Agreement, dated as of July 21, 2006, between PubliCARD, Inc. and Joseph E. Sarachek. Incorporated by reference from PubliCARD, Inc.’s Current Report on Form 8-K filed on July 27, 2006.

10.14	Stock Option Agreement, dated as of July 21, 2006, between PubliCARD, Inc. and Joseph E. Sarachek. Incorporated by reference from PubliCARD, Inc.’s Current Report on Form 8-K filed on July 27, 2006.

10.15
Non-Plan Stock Option Agreement, dated as of July 21, 2006, between PubliCARD, Inc. and Joseph E. Sarachek. Incorporated by reference from PubliCARD, Inc.’s Current Report on Form 8-K filed on July 27, 2006.

10.16
Payment, Retirement and Release Agreement dated as of July 27, 2006 by and between the Pension Benefit Guaranty Corporation and PubliCARD, Inc. Incorporated by reference from PubliCARD, Inc.’s Quarterly Report on Form 10-Q filed on July 28, 2006

10.17
Sallyport Assignment of Shares and Assumption of Obligations Agreement dated as of October 13, 2006 between Sallyport Investment Partnership and PubliCARD, Inc. Incorporated by reference from PubliCARD’s Current Report on Form 8-K filed on October 27, 2006

10.18	Letter from TecSec, Incorporated to PubliCARD, Inc., dated as of October 13, 2006. Incorporated by reference from PubliCARD, Inc.’s Current Report 8-K filed on October 27, 2006.

21.1	Subsidiaries of PubliCARD. Filed herewith.

23.1	Consent letter from Independent Registered Public Accounting Firm. Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer. Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of the acting Principal Financial Officer. Filed herewith.

32.1	Section 1350 certification of the Chief Executive Officer. Filed herewith.

32.2	Section 1350 certification of the acting Principal Financial Officer. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLICARD, INC. (Registrant)

Date April 13, 2007	By:	/s/ JOSEPH E. SARACHEK
Joseph E. Sarachek, President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date April 13, 2007	By:	/s/ JOSEPH E. SARACHEK
Joseph E. Sarachek, President, Chief Executive Officer, and Director

Date April 13, 2007	By:	/s/ STEPHEN A. SPITZER
Stephen A. Spitzer, Acting Principal Financial Officer

Date April 13, 2007	By:	/s/ CLIFFORD B. COHN
Clifford B. Cohn, Director

Date April 13, 2007	By:	/s/ HARRY I. FREUND
Harry I. Freund, Chairman of the Board and Director

Date April 13, 2007	By:	/s/ JAY S. GOLDSMITH
Jay S. Goldsmith, Vice Chairman of the Board and Director

Date April 13, 2007	By:	/s/ L. G. SCHAFRAN
L. G. Schafran, Director

Date April 13, 2007	By:	/s/ EMIL VOGEL
Emil Vogel, Director

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated balance sheets as of December 31, 2006 and 2005	F-3

Consolidated statements of operations for the years ended December 31, 2006,
2005 and 2004	F-4

Consolidated statements of shareholders' deficiency for the years ended
December 31, 2006, 2005 and 2004	F-5

Consolidated statements of cash flows for the years ended
December 31, 2006, 2005 and 2004	F-6

Notes to consolidated financial statements	F-7 through F-23

Supplemental Schedule

Schedule II - Valuation and qualifying accounts	F-24

All other schedules required by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PubliCARD, Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of PubliCARD, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of PubliCARD, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ DELOITTE & TOUCHE LLP
New York, New York
April 2, 2007

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
	(in thousands, except share data)
ASSETS
Current assets:
Cash, including short-term investments of $383 and $989 in 2006 and
2005, respectively	$406	$1,072
Trade receivables, less allowance for doubtful accounts of $17 and $16 in 2006
and 2005, respectively	600	647
Inventories	279	303
Other current assets	92	573
Total current assets	1,377	2,595

Equipment and leasehold improvements, net	11	47
	$1,388	$2,642

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Overdraft payable	$478	$406
Trade accounts payable	686	592
Accrued liabilities	941	1,067
Payable to the PBGC	31	-
Total current liabilities	2,136	2,065

Note payable	-	7,501
Other non-current liabilities	216	227

Total liabilities	2,352	9,793

Commitments and contingencies (Note 7)

Shareholders’ deficiency:
Class A Preferred Stock, Second Series, no par value: 1,000 shares authorized; 465
shares issued and outstanding as of December 31, 2006 and 2005	2,325	2,325
Common shares, $0.10 par value: 40,000,000 shares authorized; 24,940,902
shares issued and outstanding as of December 31, 2006 and 2005	2,494	2,494
Additional paid-in capital	108,625	108,594
Accumulated deficit	(114,211)	(120,507)
Other accumulated comprehensive loss	(197)	(57)
Total shareholders’ deficiency	(964)	(7,151)
	$1,388	$2,642

The accompanying notes to consolidated financial statements are an integral part of these statements.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(in thousands, except share data)
Revenues	$3,314	$3,617	$4,395

Cost of revenues	1,489	1,661	2,010
Gross margin	1,825	1,956	2,385

Operating expenses:
General and administrative	1,743	2,017	2,330
Sales and marketing	1,034	1,173	1,671
Product development	599	624	716
Impairment of goodwill	-	782	-
Amortization of intangibles	-	-	40
	3,376	4,596	4,757
Loss from operations	(1,551)	(2,640)	(2,372)
Other income (expense):
Interest income	17	27	27
Interest expense	(34)	(26)	(22)
Cost of retirement benefits - non-operating	-	-	(405)
Loss on pension settlement	-	-	(2,739)
Gain on sale of investment	150	-	-
Gain on insurance recoveries and other	337	350	647
Other income/(expense)	(5)	-	5
	465	351	(2,487)
Loss from continuing operations	(1,086)	(2,289)	(4,859)
Extraordinary gain on settlement with the PBGC	7,214	-	-
Income from discontinued operations	139	258	-
Net income/(loss)	$6,267	$(2,031)	$(4,859)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(.05)	$(.09)	$(.20)
Extraordinary gain on settlement with the PBGC	.29	-	-
Discontinued operations	.01	.01	-
	$.25	$(.08)	$(.20)

Weighted average common shares outstanding	24,940,902	24,767,825	24,690,902

The accompanying notes to consolidated financial statements are an integral part of these statements.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Class A Preferred Stock		Common Shares		Additional		Other Accumulated	Share-
	Shares Issued	Amount	Shares Issued	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	holders Deficiency
	(in thousands, except share data)
Balance - January 1, 2004	565	$2,825	24,690,902	$2,469	$108,119	$(113,617)	$(2,724)	$(2,928)

Conversion of preferred stock						-	-	-

Comprehensive loss:
Net loss	-	-	-	-	-	(4,859)	-	(4,859)
Foreign currency translation
Adjustment	-	-	-	-	-	-	(21)	(21)
Minimum pension liability	-	-	-	-	-	-	2,649	2,649
Total comprehensive loss								(2,231)

Balance - December 31, 2004	565	2,825	24,690,902	2,469	108,119	(118,476)	(96)	(5,159)

Conversion of preferred stock	(100)	(500)	250,000	25	475	-

Comprehensive loss:
Net loss	-	-	-	-	-	(2,031)	-	(2,031)
Foreign currency translation
Adjustment	-	-	-	-	-	-	39	39
Total comprehensive loss								(1,992)

Balance - December 31, 2005	465	2,325	24,940,902	2,494	108,594	(120,507)	(57)	(7,151)

Share based compensation					56	-	-	56

Comprehensive loss:
Net income	-	-	-	-	-	6,267	-	6,267
Foreign currency translation
Adjustment	-	-	-	-	-	-	(140)	(140)
Total comprehensive loss								6,127

Balance - December 31, 2006	465	$2,325	24,940,902	$2,494	$108,652	$(114,240)	$(197)	$(964)

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income/(loss)	$6,267	$(2,031)	$(4,859)
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Impairment of goodwill	-	782	-
Gain/(loss) on pension settlement	(7,214)	-	2,739
Gain from discontinued operations	(139)	(258)	-
Gain on insurance and other recoveries	(337)	(350)	(647)
Gain on sale of investment	(150)	-	-
Amortization of intangibles	-	-	40
Depreciation and amortization	34	77	116
Loss on disposal of property and fixed assets	8	-	-
Share based compensation	58	-	-
Changes in assets and liabilities:
Trade receivables	176	112	397
Inventories	89	215	132
Other current assets	485	62	102
Other assets	-	-	-
Trade accounts payable	(2)	(382)	(233)
Accrued liabilities	(275)	63	541
Other non-current liabilities	(10)	(28)	(701)
Net cash used in operating activities	(1,010)	(1,738)	(2,373)

Cash flows from investing activities:
Capital expenditures	(5)	(3)	(48)
Proceeds from insurance and other recoveries, net of funds held in
Escrow	337	486	732
Proceeds from discontinued operations	139	289	-
Proceeds from sale of investment	150	-	-
Other	-	1	2
Net cash provided by investing activities	621	773	686

Cash flows from financing activities:
Repayment of long term debt	(256)
Increase in overdraft payable	(26)	95	48
Net cash used in/(provided by) financing activities	(282)	95	48

Effect of exchange rate changes on cash and cash equivalents	5	(1)	2

Net decrease in cash	(666)	(871)	(1,637)
Cash - beginning of period	1,072	1,943	3,580
Cash - end of period	$406	$1,072	$1,943

Cash paid for interest	$28	$26	$22
Cash paid for taxes	$5	$8	$-

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

Liquidity and Going Concern Considerations

The consolidated financial statements included in this Form 10-K contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the factors described below, it is unlikely that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s reports on the Company’s Consolidated Financial Statements for the years ended December 31, 2006, 2005, 2004 and 2003 contain emphasis paragraphs concerning substantial doubt about the Company’s ability to continue as a going concern.

Infineer has continued to incur operating losses and negative cash flow. During 2004 and 2005, the Company contributed additional capital to Infineer of $225,000 and $150,000, respectively. It is likely that Infineer will require additional capital and at the present time the Company does not have the financial resources to provide such support. Though Infineer decreased its operating losses in 2006, given the Company’s lack of available resources, continued operating losses and the bank overdraft, the Company has begun to consider various alternatives. In 2006, with the assistance of an investment banker, the Company commenced an assessment of the value of Infineer, developed an information memorandum and obtained offers for Infineer’s potential for sale. This process concluded without a viable offer for the business. The Board of Directors has not decided whether to continue with the disposition effort. It is therefore uncertain whether an acceptable offer will materialize or whether any such sale will ultimately be consummated. Any such determination to dispose of Infineer would depend upon, among other things, the amount of potential proceeds of any such sale and require the approval of the Company’s shareholders.

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

On July 27, 2006, the Company entered into a Payment, Retirement and Release Agreement (the “Payment Agreement”) with the PBGC pursuant to which the PBGC and the Company provided for the settlement and discharge of the Company’s obligations under the Settlement Agreement and the Note. Pursuant to the Payment Agreement, the Company paid the PBGC $256,000 on July 27, 2006, and agreed that if, between July 27, 2006 and July 27, 2011, the Company receives Net Proceeds in excess of $250,000, the Company will pay to the PBGC 50% of the amount of such excess. As defined in the Payment Agreement, “Net Proceeds” means the amount received by the Company in cash or marketable securities, less the amount of reasonable transaction costs and expenses and debt paid, retained or assumed, from any of (i) the sale by the Company of any or all capital stock of Infineer; (ii) the sale by Infineer of all or substantially all of its assets and a distribution of the proceeds of such sale to the Company; (iii) the sale by the Company of any or all capital stock of Tecsec; and (iv) proceeds received by the Company from settlements, buyouts or assignments of claims with respect to insurance policies covering environmental liabilities for which claims were made prior to July 27, 2006. The Payment Agreement further provides that if, on July 27, 2011, the Company exists as a going concern and holds capital stock of Infineer (and Infineer exists as a going concern) or Tecsec (and Tecsec exists as a going concern), the Company will be deemed to have sold such capital stock for its fair market value, which shall be added to Net Proceeds for purposes of determining the amount of additional payments to the PBGC, if any.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 13, 2006, the Company entered into an Assignment of Shares and Assumption of Obligations agreement (the “Assignment Agreement”) with Sallyport Investment Partnership (“Sallyport”), pursuant to which the Company assigned 60,058 shares of Series A Preferred Stock of Tecsec to Sallyport in exchange for $150,000. In addition, pursuant to the Assignment Agreement, Sallyport agreed to use its best efforts to transfer to the Company or cause to be issued to the Company shares of common stock of Tecsec representing 2½% of Tecsec’s common stock, calculated on a fully-diluted basis and giving effect to shares that may be issued as a result of Sallyport’s financing of Tecsec during the current year. On October 13, 2006, Tecsec confirmed its agreement to issue such shares to the Company.

The future payments to the PBGC, based on the Company’s receipt of net insurance recoveries of $163,000 as well as the consummation of the sale of the Company’s Series A Preferred Stock of Tecsec, is anticipated to be $31,000 and is included in Note Payable. As a result of this settlement of the liability to the PBGC, the Company has recognized a $7.2 million gain on its Statement of Operations. Given the Company’s current financial position, it does not believe that any additional payments will be due to the PBGC on July 27, 2011.

The Company has incurred operating losses, a substantial decline in working capital and negative cash flow from operations for a number of years. The Company has also experienced a substantial reduction in its cash and short term investments, which declined from $17.0 million at December 31, 2000 to $406,000 at December 31, 2006. The Company also had a shareholders’ deficiency of $964,000 as of December 31, 2006.

Management believes that existing cash and short-term investments will not be sufficient to permit the Company to continue operating past the second quarter of 2007 and the Company will likely cease operations. However, at the time of filing of this Annual Report on Form 10-K no formal plan of liquidation has been discussed with or approved by the Board of Directors. If a sale of Infineer is consummated, the Company will not thereafter have any ongoing business operations. In either case, the Company does not expect that any funds will be available for distribution to its shareholders.

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

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at lower of cost (first-in, first-out method) or market. The Company periodically evaluates the need to record adjustments for impairment of inventory. Inventory in excess of the Company’s estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management’s estimates related to the Company’s production schedules, customer demand, possible alternative uses and the ultimate realization of potentially excess inventory. Inventories at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Raw materials and work-in-process	$263	$262
Finished goods	79	97
	342	359
Inventory reserve	(63)	(56)
	$279	$303

Depreciation and amortization

Equipment and leasehold improvements are stated at cost. Improvements and replacements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation for equipment is computed using the straight-line method over estimated useful lives of three to five years. Amortization for leasehold improvements is computed using the lesser of the estimated useful life or the life of the lease. Equipment and leasehold improvements at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Equipment, furniture and fixtures	$905	$975
Leasehold improvements	-	58
Accumulated depreciation and amortization	(894)	(986)
	$11	$47

Depreciation and amortization expense was $34,000, $77,000, and $116,000 in 2006, 2005 and 2004, respectively.

As a result of its relocation to 75 Rockefeller Plaza, the Company wrote down the value of its furniture and fixtures located at 1 Rockefeller Plaza. The net impact of this write-off was $8,000.

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

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The changes in the carrying value of goodwill for the year ended December 31, 2006 and 2005 was as follows (in thousands):

	2006	2005
Balance, beginning of year	$-	$782
Impairment loss	-	(782)
Balance, end of year	$-	$-

Intangible assets consist of completed technology identified as of the Infineer acquisition date and are amortized over a five year life. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the net realizable of the asset. Intangible assets were fully amortized as of December 31, 2004. Amortization of intangibles was $40,000 for 2004.

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

Share-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock-based compensation cost using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). The Company has previously applied the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment. This statement requires compensation costs related to share-based payment transactions to be recognized in financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. The Company adopted SFAS No. 123R in the first quarter of 2006. SFAS No. 123R applies to all awards granted after the effective date and to previously-granted awards unvested as of the adoption date. The adoption of the statement did not have an impact on Company’s consolidated financial position, results of operations and cash flows.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2006, the Company had four fixed stock-based compensation plans, which are described more fully in Note 6.

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

Earnings (loss) per common share

Basic net income (loss) per common share is based on net income divided by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options, warrants and convertible preferred stock at the later of the beginning of the year or date of issuance. Diluted net income (loss) per share was the same as basic net income (loss) per share in 2005 and 2004 since the effect of stock options and convertible preferred stock were anti-dilutive. Shares issuable pursuant to stock options and convertible preferred stock were 5,300,425, 3,589,850 and 3,841,975 as of December 31, 2006, 2005 and 2004, respectively.

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

Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying amount of financial instruments, including cash and short-term investments, accounts receivable, accounts payable, payable to the PBGC and accrued liabilities, approximates fair value.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and short-term investments and accounts receivable. The Company maintains all of its cash and short-term investments with high-credit quality financial institutions. The Company’s customer base consists of businesses principally in Europe (with a concentration in the United Kingdom) and the United States. For the years ended December 31, 2006 and 2005, no one customer accounted for more than 10% of revenues. No one customer accounted for more then 10% of the outstanding receivable balance as of December 31, 2006.

Research and Development and Software Development costs

Research and development costs are expensed as incurred. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company capitalizes eligible computer software costs upon achievement of technological feasibility subject to net realizable value considerations. Through December 31, 2006, such costs eligible for capitalization were insignificant. Accordingly, all such costs have been charged to product development expenses.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company follows SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Since the Company has no recent history of profits, it is unlikely that the future benefit of these losses will be recognized. Thus, a full valuation allowance has been recorded.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This statement amends APB No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets under APB No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of the statement did not have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of the statement did not have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after November 15, 2006, and Publicard will adopt it in the first quarter of 2007. Publicard does not expect the adoption of FIN No. 48 to have an impact on its financial statements and related disclosures.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning after January 1, 2008. The Company has not completed its assessment of the impact of SFAS 157 on its financial statements following adoption.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the SEC’s views regarding quantifying the materiality of financial statement misstatements, including misstatements that were not material to prior years’ financial statements. SAB 108 is effective for the Company’s fiscal years ended after November 15, 2006.  The application of SAB 108 requires the Company to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The initial application of SAB 108 had no impact on the Company’s financial statements.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Accounting principles generally accepted in the United States has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of asset and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily The Company is currently evaluating the impact of the adoption of SFAS 159 on its financial statements.

Reclassifications

For the year ended December 31, 2004, the Company reported the change in the overdraft facility as a component of operating activities in the Consolidated Statement of Cash Flows. In order to conform to the current period presentation, the Company has reclassified the increase in the overdraft for the year ended December 31, 2004 of $48,000 to a component of financing activities. This was a correction of an error which management believes was not material to the Company’s Consolidated Statement of Cash Flows.

Note 2 - INVESTMENTS

In December 2000, the Company acquired an ownership interest in TecSec for $5.1 million. TecSec develops and markets encryption products and solutions, which are designed to enable the next generation information security for the enterprise, multi-enterprise e-business and other markets. The TecSec investment, amounting to a 5% ownership interest on a fully diluted basis, had been accounted for at cost. The Company had certain anti-dilutive rights whereby its ownership interest may be increased following contributions of additional third-party capital. In the third quarter of 2002, the Company determined that the investment in TecSec had been impaired and recorded a charge of $2.1 million. The Company attributed the impairment to a general decline in valuations of technology entities, the difficulties in raising capital and TecSec’s recurring operating losses. In the fourth quarter of 2003, the Company determined that the investment had been further impaired and recorded a charge of $3.0 million. The Company attributed this further impairment to the delay in anticipated government sector awards involving information security technology and TecSec’s ongoing operating losses and liquidity issues. The impairment charges are included in “Other income (expenses)”.

On October 13, 2006, the Company entered into Assignment Agreement with Sallyport , pursuant to which the Company assigned 60,058 shares of Series A Preferred Stock of TecSec to Sallyport in exchange for $150,000. In addition, pursuant to the Assignment Agreement, Sallyport agreed to use its best efforts to transfer to the Company or cause to be issued to the Company shares of common stock of TecSec representing 2 ½% of TecSec’s common stock, calculated on a fully-diluted basis and giving effect to shares that may be issued as a result of Sallyport’s financing of TecSec during the current year. On October 13, 2006, TecSec confirmed its agreement to issue such shares to the Company. No value has been ascribed to these common shares by the Company. The Company recorded a gain of $150,000 in its net income in 2006 as a result of this transaction.

Note 3 - SHAREHOLDERS’ EQUITY

On December 6, 2000, the Company completed the private placement of 525,000 shares of Common Stockand 790 shares of Class A Preferred Stock, Second Series (“Class A Preferred Stock”), a newly designated series of convertible preferred stock, resulting in aggregate proceeds of $5.0 million to PubliCARD. The securities were sold to institutional investors and other accredited investors in the U.S. and Europe. Each share of Class A Preferred Stock is convertible into 2,500 shares of Common Stock. Therefore, the shares of Common Stock issued plus the shares of Common Stock issuable upon conversion of the Class A Preferred Stock aggregate 2.5 million common shares. The proceeds from the private placement were used to acquire the ownership interest in TecSec. In 2005 and 2003, 100 shares and 200 shares of Class A Preferred Stock were converted at the stated rate into 250,000 shares and 500,000 shares, respectively, of PubliCARD’s Common Stock. As of December 31, 2006 and 2005 there were 465 shares of Class A Preferred Stock outstanding. The Class A Preferred Stock has a liquidation preference of $5,000 per share.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4 - INCOME TAXES

The income/(loss) from continuing operations, excluding the extraordinary gain from the settlement with the PGBC, before income taxes consisted of the following (in thousands):

	2006	2005	2004
United States	$(638)	$(928)	$(3,927)
Foreign	(448)	(1,361)	(932)
Loss from continuing operations	$(1,086)	$(2,289)	$(4,859)

A reconciliation of taxes computed at the U.S. Federal statutory tax rate to income tax expense on loss from continuing operations is as follows (in thousands):

	2006	2005	2004
Federal taxes, at statutory rate of 35%	$(380)	$(801)	$(1,701)
Effect of domestic and foreign losses with no
tax benefit	378	526	1,686
Impairment of goodwill		274	-
Amortization of intangibles and other
non-deductible expenses	2	1	15
Income tax expense	$-	$-	$-

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also had a $7.2 million extraordinary Gain from the settlement with PBGC (see Note 1). No tax provision has been recorded against this gain as a result of certain insolvency provisions continued in the Internal Revenue Code.

The components of net deferred taxes are as follows (in thousands):

	2006	2005
Net operating loss carryforward	$22,297	$22,937
Pension expense	15	2,540
Other, net	96	(139)
	22,408	25,338
Less valuation allowance	(22,408)	(25,338)
Net deferred taxes	$-	$-

As of December 31, 2006, approximately $59.5 million of U.S. tax loss carryforwards expiring from 2007 through 2026, were available to offset future taxable income. The carryforwards expire as follows (in thousands):

Year ending
December 31,	Amount
2007	$4,300
2008	5,000
2009	2,300
2010	1,500
2011	609
2012 - 2026	45,741
$59,450

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

At December 31, 2006, the Company’s foreign subsidiary had a net operating loss carryforward for income tax purposes of approximately $5.3 million. The operating loss carryforward has no expiration period. For financial reporting purposes, a valuation allowance of $1.6 million has been recognized to offset the deferred tax asset relating to this carryforward.

In assessing the realizability of the Company’s $22.4 million and $25.3 million of deferred tax assets as of December 31, 2006 and 2005 respectively, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although realization is not assured, based upon projections for the Company’s future taxable income over the periods during which the deferred tax assets are deductible, management believes it is not more likely than not that the Company will realize all of the benefits of its deductible differences.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - EMPLOYEE BENEFITS

Defined contribution plan

The Company maintained a 401(k) plan for its U.S. employees until June 15, 2006. The assets of the Company's 401(k) plan were held by an outside fund manager and were invested in accordance with the instructions of the individual plan participants. Effective June 15, 2006 the Company terminated all further contributions to the 401(k) plan and all participants in the plan became fully vested. Subsequent to the termination of the plan, all of the assets were distributed to the participants.

The Company made matching contributions which totaled $11,000 and $10,000 in 2005 and 2004 respectively. The Company did not make any matching contributions in 2006.

Defined benefit plan

As discussed in Note 1, the Company sponsored a defined benefit pension plan that was frozen in 1993. In January 2003, the Company filed a notice with the PBGC seeking a “distress termination” of the Plan. Pursuant to the Agreement for Appointment of Trustee and Termination of Plan between the PBGC and the Company, effective September 30, 2004, the PBGC proceeded to terminate the Plan and was appointed as the Plan’s trustee. As a result, the PBGC has assumed responsibility for paying the obligations to Plan participants. Under the terms of the Settlement Agreement, effective September 23, 2004, between the PBGC and the Company, the Company is liable to the PBGC for the unfunded guaranteed benefit payable by the PBGC to Plan participants in the amount of $7.5 million. The Company satisfied this liability by issuing a non-interest bearing note, dated September 23, 2004, payable to the PBGC with a face amount of $7.5 million. A loss on the termination of the Plan of $2.7 million was recorded in the third quarter of 2004. As described in Note 1, the Company extinguished the Note to the PBGC in July 2006, and recorded an extraordinary gain of $7.2 million.

Cost of retirement benefits - non-operating of $405,000 in 2004, includes the net periodic pension cost and other Plan related expenses. The components of the net periodic pension cost were as follows (in thousands):

2004
Interest cost	$348
Expected return on plan assets	(87)
Amortization of transition obligation	-
Amortization of net (gain) loss	83
Net periodic pension cost	$344

The unrecognized transition obligation was zero at December 31, 2003 and, accordingly, there was no further amortization expense related to this component of net periodic pension cost in 2004. As a result of the termination of the Plan, net periodic pension cost subsequent to September 2004 will be zero.

The change in the minimum liability included in other comprehensive income was as follows (in thousands):

2004

Other comprehensive income	$(2,649)

The assumptions used to determine the net periodic pension cost for the year ended December 31, 2004 was are follows:

Net periodic pension cost
2004

Discount rate	5.0%
Long-term rate of return	5.0%

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed above, in January 2003 the Company filed a notice with the PBGC seeking a distress termination of the Plan. The discount rate and long-term rate of return assumptions were decreased in 2004 to reflect the Plan’s short time horizon due to the pending termination request.

Note 6 - STOCK OPTIONS

The Company has issued stock options pursuant to four fixed stock-based compensation plans and made special stock option awards to certain directors, consultants and employees. A summary of shares purchasable upon the exercise of stock options as of December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Fixed stock-based compensation plans	3,094,500	2,267,350	2,269,475
Special stock options	1,043,425	160,000	160,000
	4,137,925	2,427,350	2,429,475

Fixed stock-based compensation plans

The Company has four stock-based compensation plans that provide for the granting of incentive and non-qualified stock options, restricted stock, stock appreciation rights, performance awards and other stock-based awards to employees, non-employee directors and consultants. Under these plans adopted by shareholders of the Company, the Company may grant up to 7,300,000 shares of Common Stock. The plans are administered by either the Board of Directors of the Company or the Compensation Committee of the Board of Directors. The exercise price of each option granted was equal to the market price of the Company’s Common Stock on the date of grant. Stock options granted to non-employee directors expire five years from the date of grant and vest immediately. Stock options granted to employees generally expire five or ten years from the date of grant and vest over three or four years. As of December 31, 2006, there were 1,216,500 shares available for grant under the fixed stock-based compensation plans.

A summary of the stock options issued pursuant to the fixed stock-based compensation plans as of December 31, 2006, 2005 and 2004 and changes during the years then ended is presented below:

	2006		2005		2004
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Balance at January 1	2,267,350	$.33	2,269,475	$.51	2,292,975	$.79
Granted	1,943,650.027		150,000.025		90,000.05
Exercised	-	-	-	-	-	-
Canceled	(1,116,500)	.39	(152,125)	2.72	(113,500)	5.67
Balance at December 31	3,094,500.12		2,267,350.33		2,269,475.51

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company's stock options outstanding and exercisable issued pursuant to the fixed stock-based compensation plans as of December 31, 2006, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			average		average
Range of		Contractual	exercise		exercise
exercise price	Shares	life	price	Shares	price
$.025 to $.07	2,273,650	8.24	$.03	480,000	$.04
$.25	90,000	0.59	.25	90,000.25
$.35 to $.40	730,850	4.64	.39	730,850.39
$.025 to $.40 (all options)	3,094,500	7.17	.12	1,300,850.25

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

Pursuant to the Engagement Agreement, Joseph Sarachek, Chief Executive Officer, was granted options (the “Initial Options”) to purchase 2,837,075 shares of the Company’s Common Stock at an exercise price of $0.0279 per share, the fair value of the Company’s stock on the date of the grant. 1,793,650 of the Initial Options were granted under the Company’s 1999 Long Term Incentive Plan (the “Long Term Incentive Plan”), and 1,043,425 of the Initial Options were granted pursuant to a Non-Plan Stock Option Agreement between Mr. Sarachek and the Company, dated as of July 21, 2006. All of the Initial Options will vest upon the consummation of a sale of the Company or other restructuring or similar transaction involving the Company, as defined in the Engagement Agreement. The Company will recognize the value of the options over the expected period of benefit, or 9 months. The Company has recognized compensation expense for these options under the guidelines set forth in SFAS No. 123(R), amounting to $53,000 for the twelve months ended December 31, 2006.

On August 24, 2006, the Company issued 150,000 options to its Directors under the Non-Employee Director Stock Option Plan. The Company issued these options to each of its directors at an exercise price of $0.03 per share, which represents the fair value per share at the date of the grant. These options vested immediately upon issuance, and have an expiration date of August 4, 2011. The Company recognized $3,000 of compensation expense associated with the issuance of these options during the year ended December 31, 2006.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used to estimate the value of the options included in the pro forma amounts and the weighted average estimated fair value of an option granted are as follows:

	2006	2005	2004

Expected option term (years)	5.0-10.0	5.0	5.0
Expected volatility	475.0%	165%	353.0%
Risk-free interest rate	5.0%	4.1%	3.7%
Weighted average fair value per option	$.03	$.02	$.06

Note 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain office space, vehicles and office equipment under operating leases that expire over the next four years. Certain of these operating leases provide the Company with the option, after the initial lease term, to either purchase the property or renew the lease. Total rent expense for all operating leases amounted to approximately $209,000 in 2006 , $231,000 in 2005 and $254,000 in 2004.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):

Year ending
December 31,

2007	$102
2008	70
2009	5
Total minimum lease payments	$177

The Company currently subleases its space in New York City from Triax Capital Advisors on a month-to-month basis. The CEO is an officer and principal shareholder of Triax Capital Advisors. The Company pays 27% of the rent and occupancy costs paid by Triax Capital Advisors under its lease, including base rent, electricity, water, real estate tax escalations and operation and maintenance escalations. The base rent payable by the Company to Triax is approximately $3,000 per month.

Grants and bank financing

The Company has received grants from several government agencies in the United Kingdom. These grants have been used for marketing, research and development and other governmental business incentives such as general employment. Such grants require the Company to maintain certain levels of operations and employment in Northern Ireland. As of December 31, 2006, the Company has a contingent liability to repay, in whole or part, grants received of approximately $232,000 in the event the Company becomes insolvent or otherwise violates the terms of such grants. As of December 31, 2006, the Company is in compliance with the terms of the grants.

Infineer has an overdraft facility with a bank in Northern Ireland, which allows for the maximum borrowing of 320,000 British pounds. This facility is secured by all of Infineer’s assets and bears an interest rate at the bank’s base rate plus 2% (approximately 6.75% at December 31, 2006). As of December 31, 2006, Infineer had borrowings outstanding under this facility totaling approximately 244,000 British pounds (or the equivalent of $478,000).

Legal

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

Employment and change of control agreements

On July 21, 2006, the Company entered into an Engagement Agreement (as amended, the “Engagement Agreement”) with Joseph Sarachek. Pursuant to the Engagement Agreement, Mr. Sarachek was appointed to the Company’s Board of Directors on July 21, 2006. Also pursuant to the Agreement, Mr. Sarachek was appointed as the Company’s Chief Executive Officer, effective July 31, 2006.

The Company is a party to change of control agreements, which provide for payments to certain directors under certain circumstances following a change of control. Since the change of control agreements require large cash payments to be made by any person effecting a change of control, these agreements may discourage takeover attempts. The change of control agreements provide that, if the services of any person party to a change of control agreement are terminated within three years following a change of control, that individual will be entitled to receive, in a lump sum within 10 days of the termination date, a payment equal to 2.99 times that individual’s average annual compensation for the shorter of the five years preceding the change of control and the period the individual received compensation from us for personal services. Assuming a change of control was to occur at the present time, payments of $267,000 each would be made to the Chairman and Vice Chairman of the Company’s Board of Directors. If any such payment, either alone or together with others made in connection with the individual’s termination, is considered to be an excess parachute payment under the Internal Revenue Code, the individual will be entitled to receive an additional payment in an amount which, when added to the initial payment, would result in a net benefit to the individual, after giving effect to excise taxes imposed by Section 4999 of the Internal Revenue Code and income taxes on such additional payment, equal to the initial payment before such additional payment and the Company would not be able to deduct these initial or additional payments for income tax purposes.

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - OTHER INCOME AND DISCONTINUED OPERATIONS

Insurance recoveries

In April 1996, a Consent Decree among the Company, the United States Environmental Protection Agency (“EPA”) and the Pennsylvania Department of Environmental Protection (“PADEP”) was entered by the court which resolved all of the United States’ and PADEP’s claims against the Company for recovery of costs incurred in responding to releases of hazardous substances at a facility previously owned and operated by the Company. Pursuant to the Consent Decree, the Company paid $15.3 million, including interest, to the United States and the Commonwealth of Pennsylvania. In addition to the payments required under the Consent Decree, the Company has incurred further expenses totaling approximately $3.6 million to defend against this action.

Pursuant to the Consent Decree, in January 2002, the Company engaged Zevnik Horton LLP to represent the Company in the insurance recovery effort. The Company has entered into binding agreements with Wausau, AIG and ACE as well as an assignment of claims against certain London Market participants. In November of 2006 the Company settled with Equitas AG and received net funds of $163,000 after legal and professional fees.

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

In June 2004, the Company was contacted by Baker and McKenzie regarding a final refund due from the Department of Energy in the Crude Oil Refund Proceedings (the “Proceedings”). The Proceedings involved the collection of monies from unlawful crude oil overcharges during the period of price controls between 1973 and 1981. Publicker filed a claim as part of the original proceedings. Publicard was entitled to a final settlement under the Proceedings. In September 2006 Publicard received $111,000 of net proceeds after legal expenses.

In May 2005, the Company was contacted by Georgeson Shareholders Securities regarding unclaimed property as a result of the Principal Mutual demutualization. The Company processed a claim with Georgeson Securities for $80,000 as a result of the demutualization. The Company received net proceeds of $72,000 from this claim.

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

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued operations

In October 1996, the Company sold substantially all of the assets of its Masterview Window Company, Inc. (“Masterview”) subsidiary. At closing, a portion of the sales proceeds amounting to $476,000 were deposited into escrow to cover certain environmental remediation activities relating to a leaking underground storage tank at the former Masterview site in Arizona. The disposition of Masterview was accounted for as a discontinued operation in 1996 and a reserve of $476,000 was established against the gain on the disposition recorded at that time. In 2005, the remedial activities at the site were satisfied and funds held in escrow amounting to $289,000 were released to the Company. A gain of $258,000 was recorded in 2005 and reported as “Income from discontinued operations”.

In June 2006, the remaining $31,000 of funds held in escrow for Masterview were released to the Company. In November 2006 the Company received an initial disbursement from the State Assurance Fund of Arizona for $108,000 as reimbursement for its approved remediation expenses relating to a leaking underground storage tank at the former Masterview site in Arizona. The Company recorded the combined gain of $139,000 in 2006 and reported it as “Income from discontinued operations”.

Note 9 - SEGMENT DATA

The Company’s sole operating activities involve the deployment of smart card solutions for educational and corporate sites. As such, the Company reports as a single segment. Revenues by geographical areas for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
United Kingdom	$2,241	$2,422	$2,948
United States	349	398	540
Europe (excluding United Kingdom)	537	677	683
Rest of world	187	120	224
	$3,314	$3,617	$4,395

The Company has operations in the United States and United Kingdom. Identifiable tangible assets by country as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
United States	$524	$1,647
United Kingdom	864	995
	$1,388	$2,642

Note 10 - SUPPLEMENTAL INFORMATION

Other current assets as of December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Prepaid insurance	$76	$111
Escrow deposit- current	-	397
Other	16	65
	$92	$573

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued liabilities as of December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Payroll and other employee benefits	$205	$197
Deferred revenue	372	334
Professional fees	156	185
Other	208	351
	$941	$1,067

Other non-current liabilities as of December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005

Retiree life insurance	$133	$133
Other	83	94
	$216	$227

Other comprehensive loss reported in the Company’s Consolidated Balance Sheet as of December 31, 2006 and 2005 of $197,000 and $57,000, respectively, consisted of the foreign currency translation adjustment.

Comprehensive loss for the years ended December 31, 2006, 2005 and 2004 was composed of the following (in thousands):

	2006	2005	2004

Net income/(loss)	$6,294	$(2,031)	$(4,859)
Minimum pension liability	-	-	2,649
Foreign currency translation adjustments	(140)	39	(21)
Comprehensive loss	$6,154	$(1,992)	$(2,231)

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The unaudited consolidated financial statements for each of the quarterly periods in the years ended December 31, 2006 and 2005 are as follows (in thousands, except per share data):

	Mar. 31	Jun. 30	Sep. 30		Dec. 31
2006
Revenues	$749	$799		$887	$879
Gross margin	422	395		475	533
Loss from continuing operations	(449)	(449)		(139)	(49)
Income from discontinued operations	-	-		30	109
Net income (loss)	(449)	(433)		7,081	68
Basic and diluted earnings (loss) per share:
Continuing operations	$(.02)	$(.02)		$(.01)	$.01
Extraordinary gain from the PBGC Settlement				$.29
Discontinued operations	-	-		-	.
	$(.02)	$(.02)		$.28	$.01

2005
Revenues	$751	$909		$1,029	$928
Gross margin	383	485		601	487
Income/(loss) from continuing operations	(719)	(454)		(312)	(805)
Income from discontinued operations	-	-			258
Net income (loss)	(719)	(454)		(312)	(547)
Basic and diluted earnings (loss) per share:
Continuing operations	$(.02)	$(.02)		$(.01)	$(.03)
Extraordinary gain from the PBGC Settlement		-		$-	-
Discontinued operations	-	-		-	..01
	$(.02)	$(.02)	$	.(.01)	$(.02)

PUBLICARD, INC.
AND SUBSIDIARY COMPANIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

		Additions
	Balance January 1	Charged (Credited) to Costs and Expenses (1)	Other	Deductions (2)	Balance December 31
	(in thousand of dollars)
Year ended December 31, 2006:
Allowance for doubtful accounts	16	1	-		17

Reserve for discontinued operations	94	(11)	-		83

Year ended December 31, 2005:
Allowance for doubtful accounts	48	-	-	(32)	16

Reserve for discontinued operations	377	(258)	-	(25)	94

Year ended December 31, 2004:
Allowance for doubtful accounts	115	(43)	2	(26)	48

Reserve for discontinued operations	406	-	-	(29)	377

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